Form 10-Q
period 2017-06-30
Broadstone Net Lease Inc
filed 2017-08-10
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-55774

BROADSTONE NET LEASE INC

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Clinton Square Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 17,552,940.263 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2017.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Accounted for using the operating method, net of accumulated depreciation	$1,775,293	$1,637,700
Accounted for using the direct financing method	41,607	47,271
Investment in rental property, net	1,816,900	1,684,971

Cash and cash equivalents	35,752	21,635
Restricted cash	8,019	1,468
Accrued rental income	43,930	36,577
Tenant and other receivables, net	900	355
Tenant and capital reserves	848	767
Prepaid expenses and other assets	1,202	260
Notes receivable	6,527	6,527
Investment in related party	10,000	10,000
Interest rate swap, assets	7,781	9,598
Intangible lease assets, net	190,467	168,121
Debt issuance costs – unsecured revolver, net	3,325	446
Leasing fees, net	12,526	11,329
Total assets	$2,138,177	$1,952,054

Liabilities and equity
Unsecured revolver	$90,000	$102,000
Mortgages and notes payable, net	67,705	106,686
Unsecured term notes, net	721,670	657,891
Interest rate swap, liabilities	7,691	10,217
Accounts payable and other liabilities	18,233	17,396
Due to related parties	1,310	364
Tenant improvement allowances	5,627	9,490
Accrued interest payable	2,439	1,602
Intangible lease liabilities, net	56,704	47,871
Total liabilities	971,379	953,517

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholder’s equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 80,000 shares authorized, 17,290 and 15,158 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	17	15
Additional paid-in capital	1,176,319	1,009,431
Subscriptions receivable	-	(9,790)
Cumulative distributions in excess of retained earnings	(102,711)	(89,960)
Accumulated other comprehensive income	(318)	2,092
Total Broadstone Net Lease, Inc. stockholders’ equity	1,073,307	911,788
Non-controlling interests	93,491	86,749
Total equity	1,166,798	998,537
Total liabilities and equity	$2,138,177	$1,952,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues
Rental income from operating leases	$41,256	$32,397	$80,657	$61,973
Earned income from direct financing leases	1,074	1,141	2,207	2,264
Operating expenses reimbursed from tenants	1,296	1,181	2,913	2,004
Other income from real estate transactions	45	104	78	169
Total revenues	43,671	34,823	85,855	66,410

Operating expenses
Depreciation and amortization	14,733	11,252	29,326	21,159
Asset management fees	3,629	2,610	6,822	4,981
Property management fees	1,218	974	2,386	1,857
Acquisition expenses	-	4,472	-	5,890
Property and operating expense	1,124	983	2,701	1,821
General and administrative	1,162	684	2,125	1,353
State and franchise tax	160	81	210	110
Total operating expenses	22,026	21,056	43,570	37,171

Operating income	21,645	13,767	42,285	29,239

Other income (expenses)
Cost of debt extinguishment	(3,567)	(53)	(3,615)	(53)
Preferred distribution income	182	175	363	350
Interest income	115	5	227	6
Interest expense	(7,860)	(8,880)	(15,802)	(19,591)
Gain on sale of real estate	5,477	342	6,280	1,106
Net income	15,992	5,356	29,738	11,057

Net income attributable to non-controlling interests	(1,265)	(538)	(2,418)	(1,141)
Net income attributable to Broadstone Net Lease, Inc.	$14,727	$4,818	$27,320	$9,916

Weighted average number of common shares outstanding
Basic	16,623	12,766	16,102	12,284
Diluted	18,051	14,193	17,530	13,695
Net Earnings per common share
Basic and diluted	$0.89	$0.38	$1.70	$0.81

Comprehensive income (loss)
Net income	$15,992	$5,356	$29,738	$11,057
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(4,291)	(5,506)	(1,731)	(21,830)
Realized loss on interest rate swaps	(873)	-	(873)	-
Comprehensive income (loss)	10,828	(150)	27,134	(10,773)
Comprehensive (income) loss attributable to non-controlling interests	(857)	15	(2,224)	1,138
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$9,971	$(135)	$24,910	$(9,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interests	Total
Balance, January 1, 2016	$11	$738,909	$(1,506)	$(56,911)	$(10,340)	$77,782	$747,945
Net income	-	-	-	9,916	-	1,141	11,057
Issuance of 1,864 shares of common stock, net	2	137,659	(2,924)	-	-	-	134,737
Other offering costs	-	(658)	-	-	-	-	(658)
Issuance of 97 membership units	-	-	-	-	-	7,190	7,190
Distributions declared ($0.405 per share January and February 2016, $0.410 per share March through June 2016)	-	-	-	(34,753)	-	(4,133)	(38,886)
Change in fair value of interest rate swap agreements	-	-	-	-	(19,551)	(2,279)	(21,830)
Redemption of 42 shares of common stock	-	(3,059)	-	-	-	-	(3,059)
Balance, June 30, 2016	$13	$872,851	$(4,430)	$(81,748)	$(29,891)	$79,701	$836,496

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	-	-	-	27,320	-	2,418	29,738
Issuance of 2,169 shares of common stock, net	2	170,679	9,790	-	-	-	180,471
Other offering costs	-	(802)	-	-	-	-	(802)
Issuance of 103 membership units	-	-	-	-	-	8,278	8,278
Distributions declared ($0.410 per share January 2017, $0.415 per share February through June 2017)	-	-	-	(40,071)	-	(3,733)	(43,804)
Change in fair value of interest rate swap agreements	-	-	-	-	(1,606)	(125)	(1,731)
Realized loss on interst rate swap agreements	-	-	-	-	(804)	(69)	(873)
Conversion of 1 membership unit to 1 share of common stock	-	27	-	-	-	(27)	-
Redemption of 39 shares of common stock	-	(3,016)	-	-	-	-	(3,016)
Balance, June 30, 2017	$17	$1,176,319	$-	$(102,711)	$(318)	$93,491	$1,166,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2017	2016
Operating activities
Net income	$29,738	$11,057
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	29,714	20,886
Amortization of debt issuance costs charged to interest expense	787	728
Straight-line rent and financing lease adjustments	(8,068)	(6,003)
Cost of debt extinguishment	3,615	53
(Gain) on sale of real estate	(6,280)	(1,106)
Non-cash interest	(1,349)	5,210
Repayment of interest rate swap, liability	(1,965)	-
Other non-cash items	237	227
Leasing fees paid	(1,796)	(2,005)
Changes in assets and liabilities:
Tenant and other receivables	(18)	299
Prepaid expenses and other assets	(941)	(483)
Accounts payable and other liabilities	797	317
Accrued interest payable	837	136
Net cash provided by operating activities	45,308	29,316

Investing activities
Acquisition of rental property accounted for using the operating method	(185,179)	(232,218)
Acquisition of rental property accounted for using the direct financing method	(3,546)	(544)
Capital expenditures and improvements	(3,871)	(7,319)
Proceeds from disposition of rental property, net	28,929	3,463
Increase in tenant and capital reserves	(81)	(94)
Increase in restricted cash	(6,551)	(70)
Net cash used in investing activities	(170,299)	(236,782)

Financing activities
Proceeds from issuance of common stock, net	161,435	121,236
Redemptions of common stock	(3,016)	(3,059)
Borrowings on unsecured term notes	400,000	-
Principal payments on mortgages and notes payable and unsecured term notes	(374,023)	(8,385)
Borrowings on unsecured revolver	175,000	144,000
Repayments on unsecured revolver	(187,000)	(36,000)
Cash distributions paid to stockholders	(21,091)	(16,757)
Cash distributions paid to non-controlling interests	(3,727)	(3,548)
Debt issuance and extinguishment costs paid	(8,470)	(61)
Net cash provided by financing activities	139,108	197,426

Net increase in cash and cash equivalents	14,117	(10,040)
Cash and cash equivalents at beginning of period	21,635	27,050
Cash and cash equivalents at end of period	$35,752	$17,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, and other commercial businesses under long-term lease agreements. Properties are generally leased on a triple-net basis such that tenants pay all operating expenses relating to the property, including, but not limited to, property taxes, insurance, maintenance, repairs, and capital costs, during the lease term. As of June 30, 2017, the Corporation owned a diversified portfolio of 459 individual net leased commercial properties located in 37 states throughout the continental United States.

Broadstone Net Lease, LLC, (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. At June 30, 2017 and December 31, 2016, the Corporation owned economic interests of 91.9% and 91.4%, respectively, in the Operating Company. The Corporation is also the sole managing member of the Operating Company. The remaining interests in the Operating Company are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”).

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s affairs. The Corporation is externally managed and its board of directors has retained Broadstone Asset Management, LLC (“Asset Manager”) to manage the day-to-day affairs and to implement the Corporation’s investment strategy, and the Corporation’s sponsor, Broadstone Real Estate, LLC (“Manager”), to provide certain property management services for the Corporation’s properties, subject to the board of directors’ direction, oversight, and approval. The Asset Manager is a wholly-owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Corporation. Refer to Note 3 for further discussion over related parties and related party transactions.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited financial statements for the year ended December 31, 2016, included in the Company’s Amendment No. 2 to its Registration Statement on From 10, filed with the SEC on June 29, 2017 (the “Form 10”). Therefore, the readers of this quarterly report should refer to those audited financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly-owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 91.9% interest in the Operating Company at June 30, 2017 and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Through consideration of new consolidation guidance effective for the Corporation as of January 1, 2016, it has been concluded that the Operating Company is a VIE as the limited members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the Operating Company not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to the allocation of purchase price between investment in rental property and intangible assets acquired and liabilities assumed, the value of long-lived assets, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the allowance for doubtful accounts, the fair value of assumed debt and notes payables, the fair value of the Company’s interest rate swap agreements and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is greater than or equal to 75% of the underlying property’s estimated useful life, or (iv) the present value of the future minimum lease payments (excluding executory costs) is greater than or equal to 90% of the fair value of the leased property. If one or more of these criteria are met, and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease. Consistent with ASC 840, Leases, if the fair value of the land component is 25% or more of the total fair value of the leased property, the land is considered separately from the building for purposes of applying the lease term and minimum lease payments criterion in (iii) and (iv) above.

Revenue recognition methods for operating leases and direct financing leases are described below:

Rental property accounted for under operating leases – Revenue is recognized as rents are earned on a straight-line basis over the non-cancelable terms of the related leases. In most cases, revenue recognition under operating leases begins when the lessee takes possession of, or controls, the physical use of the leased asset. Generally, this occurs on the lease commencement date. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as Accrued rental income on the Condensed Consolidated Balance Sheets.

Rental property accounted for under direct financing leases – The Company utilizes the direct finance method of accounting to record direct financing lease income. For a lease accounted for as a direct financing lease, the net investment in the direct financing lease represents receivables for the sum of future minimum lease payments and the estimated residual value of the leased property, less the unamortized unearned income. Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to its contractual due date and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance was $6,936 and $7,566 at June 30, 2017 and December 31, 2016, respectively.

Property Loss and Insurance Recoveries

Property losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 350, Intangibles – Goodwill and Other, and ASC 360, Property, Plant, and Equipment. Under the terms of the Company’s lease agreements with tenants, a significant majority of which are triple-net whereby the tenants are responsible for insurance, taxes, and maintenance, amongst other property costs, the tenants are responsible for repairs and maintenance to the properties. The terms of the leases also require the tenants to continue making their monthly rental payments despite the property loss. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial property loss as an acceleration of depreciation and evaluates whether all or a portion of the property loss can be offset by the recognition of insurance recoveries.

Under the terms of the lease agreements with tenants, in the case of full or partial loss to a property the tenant has an obligation to restore/rebuild the premises as nearly as possible to its value, condition and character immediately prior to such event. To mitigate the risk of loss, the Company requires tenants to maintain insurance policies on the replacement value of the properties. Based on these considerations, the Company follows the guidance in ASC 605-40, Classification of Insurance Recoveries, for the conversion of nonmonetary assets (i.e., the properties) to monetary assets (i.e., insurance recoveries or tenant recoveries). Under ASC 605-40, once probable of receipt, the Company recognizes an insurance/tenant recovery receivable in Tenant and other receivables, net in the Condensed Consolidated Balance Sheet, with a corresponding offset to the accelerated depreciation recognized in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). If the insurance/tenant recovery is less than the amount of accelerated depreciation recognized, the Company will recognize a net loss in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). If the insurance/tenant recovery is greater than the amount of accelerated depreciation recognized, the Company will only recognize a recovery up to the amount of the accelerated depreciation, and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash advances are received.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 8.1% and 8.6% at June 30, 2017 and December 31, 2016, respectively, by third parties which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect its share of the book value of the Operating Company. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the accompanying Condensed Consolidated Statements of Stockholders’ Equity.

Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable, available-for-sale equity securities that are traded in an active exchange market.

Level 2 – Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are derivative contracts whose value is determined using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The balances of financial instruments measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are as follows (see Note 10):

	June 30, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$7,781	$-	$7,781	$-
Interest rate swap, liabilities	(7,691)	-	(7,691)	-
	$90	$-	$90	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$9,598	$-	$9,598	$-
Interest rate swap, liabilities	(10,217)	-	(10,217)	-
	$(619)	$-	$(619)	$-

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps are determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the London Interbank Offered Rate (“LIBOR”) swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, at June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations on their entirety are appropriately classified within Level 2 of the fair value hierarchy.

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short term nature.

The fair value of the Company’s debt was estimated using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, US treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation. The fair value of the Company’s Mortgage and notes payable, Unsecured term notes, net, and Unsecured revolver are estimated to be $887,685 and $873,026 at June 30, 2017 and December 31, 2016, respectively, as compared to the carrying amount of such debt of $883,431 and $869,524 on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively.

The Company did not have any assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

Taxes Collected From Tenants and Remitted to Governmental Authorities

Substantially all of the Company’s leases are triple-net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. The Company records such expenses on a net basis. For the three months ended June 30, 2017 and 2016, the Company’s tenants, pursuant to their lease obligations, have made direct payment for property taxes to the taxing authorities of approximately $3,498 and $2,942, respectively. For the six months ended June 30, 2017 and 2016, the Company’s tenants, pursuant to their lease obligations, have made direct payment for property taxes to the taxing authorities of approximately $10,957 and $9,567, respectively.

In some situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue of $544 and $457 is included in Operating expenses reimbursed from tenants and expense of $560 and $372 is included in Property and operating expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016, respectively. Taxes collected from tenants were $1,179 and $828, taxes remitted to governmental authorities were $1,199 and $724 for the six months ended June 30, 2017 and 2016, respectively

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Boards (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets. Under ASU 2017-01, the Company expects that most of its investments in real estate will be considered asset acquisitions. While there are various differences between accounting for an asset acquisition and a business combination, the largest impact is the capitalization of acquisition expenses for asset acquisitions which are expensed for business combinations. ASU 2017-01 is effective, on a prospective basis, for interim and annual periods beginning after January 1, 2019, with early adoption permitted. The Company adopted the guidance effective January 1, 2017. As a result of the adoption, the Company capitalized $4,150 of acquisition costs in connection with investments in real estate closed during the six months ended June 30, 2017 that qualified as asset acquisitions under the adopted guidance.

Other Recently Issued Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company does not have any material leases where the Company is the lessee. Under the new pronouncement, lessor accounting will be largely unchanged from existing GAAP.  However, there are certain changes, including 1) accounting for non-lease components of leases and 2) lease classification tests. In adopting the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective January 1, 2019, with early adoption permitted. The Company will, however, continue to evaluate this assessment until the guidance becomes effective.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. With the deferral, ASU 2014-09 is effective January 1, 2018, with early application permitted beginning January 1, 2017. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement to have a material effect on the amount or timing of revenue recognized in its Condensed Consolidated Financial Statements. The Company expects to adopt the guidance using the modified retrospective approach on January 1, 2018. The Company will, however, continue to evaluate the impact of this guidance until it becomes effective.

3. Related-Party Transactions

Property Management Agreement

The Corporation and the Operating Company have entered into a property management agreement (“Property Management Agreement”) with the Manager, a related party in which certain officers and directors of the Corporation have either a direct or indirect ownership interest. Under the terms of the Property Management Agreement, the Manager manages and coordinates certain aspects of the leasing of the Corporation’s rental property.

In exchange for various services provided under the Property Management Agreement, the Manager is compensated as outlined in the agreement.

In addition, the Manager may also provide, but is not obligated to provide, short-term financing to, or guarantees for, the Operating Company. In exchange for these services, the Manager is entitled to receive an interest rate of up to the prime rate plus 1.00% in exchange for any advances to the Operating Company, and 0.05% for guaranteeing recourse carve-outs on financing arrangements. No such advances or guarantees were outstanding or made during the six months ended June 30, 2017 and 2016, respectively.

The initial term of the Property Management Agreement is effective through December 31, 2017, after which it automatically renews for successive one-year periods, unless either party provides written notice of termination in accordance with the Property Management Agreement. The Corporation’s Independent Directors Committee (“IDC”) has approved the renewal of the agreement through December 31, 2018. If the Corporation terminates the agreement prior to any renewal term or the Corporation’s IDC terminates the agreement within 30 days following a change in control of the Manager (as defined in Property Management

Agreement), the Corporation will be required to pay to the Manager a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of June 30, 2017, if the Property Management Agreement had been terminated at June 30, 2017 subject to the conditions noted above, the termination fee would have been $13,416.

Asset Management Agreement

The Corporation and the Operating Company have entered into an asset management agreement (“Asset Management Agreement”) with the Asset Manager, a wholly-owned subsidiary of the Manager, and therefore a related party in which certain officers and directors of the Company have an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager is responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the IDC for its valuation functions and other duties. The Asset Manager also designates two individuals to serve on the Board of Directors of the Corporation.

Under the terms of the Asset Management Agreement, the Asset Manager receives an annual asset management fee (“Asset Management Fee”) equal to 1% of the aggregate value of the Corporation’s common stock, based on the per share value of the Corporation’s common stock as determined by the IDC each quarter, on a fully diluted basis as if all interests in the Operating Company had been converted into shares of the Corporation’s common stock. Through December 31, 2017, compensation to the Asset Manager for any quarter will be deferred in whole or in part at any time during a rolling 12-month period when cumulative distributions are below $3.50 per share. Any deferred compensation under the Asset Management Agreement will accrue interest at the rate of 7% per annum until paid and will be paid from available funds after cumulative 12-month distributions equal $3.50 per share. No compensation to the Asset Manager was deferred during the six months ended June 30, 2017 and 2016. In addition, the Company pays the Asset Manager, or its designee, a marketing fee equal to 0.5% of all contributions of cash or property to the Corporation or the Operating Company, excluding reinvestments of distributions pursuant to the Distribution Reinvestment Plan (See Note 13), as compensation for its internal and third party offering and marketing costs and expenses. The Asset Manager has the responsibility to cover offering, marketing, and brokerage expenses associated with investor related matters of the Corporation and Operating Company.

The Asset Management Agreement includes various other fees paid to the Asset Manager in exchange for services provided under the agreement.

The initial term of the Asset Management Agreement is effective through December 31, 2017, after which it automatically renews for successive one year periods, unless either party provides written notice of termination in accordance with the Asset Management Agreement. The IDC has approved the renewal of the agreement through December 31, 2018. If the Corporation terminates the agreement prior to any renewal term or the IDC terminates the agreement within thirty days following a change in control of the Asset Manager (as defined in the Asset Management Agreement), the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of June 30, 2017, if the Asset Management Agreement had been terminated at June 30, 2017 subject to the conditions noted above, the termination fee would have been $38,388. Total fees incurred under the Property Management Agreement and Asset Management Agreement for the three months and six months ended June 30, 2017 and 2016 are as follows:

(in thousands)		For the three months ended June 30,		For the six months ended June 30,
Type of Fee	Financial Statement Presentation	2017	2016	2017	2016
Asset management fee	Asset management fees	$3,629	$2,610	$6,822	$4,981
Property management fee	Property management fees	1,218	974	2,386	1,853
Total management fee expense		4,847	3,584	9,208	6,834

Marketing fee	Additional paid-in capital	391	322	802	658
Acquisition fee	Capitalized as a component of assets acquired in 2017 (See Note 4) and included as acquisition expenses in 2016	1,032	1,896	1,929	2,456
Leasing fee	Leasing fees, net	899	1,869	1,796	2,003
Disposition fee	Gain on sale of real estate	240	17	303	38
Total management fees		$7,409	$7,688	$14,038	$11,989

Included in management fees are $1,310 and $364 of unpaid fees recorded in Due to related parties on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively.  All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

Legal Services

The Company retains the legal services of Vaisey Nicholson & Nearpass, PLLC (“VNN”), formerly a related party. One former minority partner of VNN is an immediate family member to a member of the management of the Company and an indirect minority owner of the Manager. Beginning January 2017, the family member was no longer an owner or partner of VNN and therefore, prospectively, VNN will no longer be deemed a related party. Legal services obtained from VNN are mainly for acquisition and disposition of real estate related matters, as well as general counsel regarding property management and financing. The IDC has reviewed the billings and other aspects of the relationship between VNN and the Company. The Company utilizes the services of other outside legal counsel as well. These fees are paid for in cash within the Company’s normal payment cycle for vendor payments. Included in these expenses are $456 of unpaid fees recorded in Accounts payable and other liabilities at June 30, 2016. The following table details the type of legal fees incurred from VNN for the three months and six months ended June 30, 2016:

(in thousands)
Type of Fee	Financial Statement Presentation	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Legal services – general	General and administrative	$76	$169
Organization costs	General and administrative	4	14
		80	183

Finance related	Debt issuance costs(a)	45	45
Acquisition related fees	Acquisition expenses	1,050	1,667
Legal services - tenant related	Property and operating expenses	12	12
Total related party legal expenses		$1,187	$1,907

(a)	Amounts are recorded within Debt issuance costs – unsecured revolver, net, Mortgage and notes payable, net, and Unsecured term notes, net, on the accompanying Condensed Consolidated Balance Sheets.

4. Acquisitions

The Company closed on the following acquisitions during the six months ended June 30, 2017:

(in thousands, except number of properties)
Date	Tenant Type	Number of Properties	Real Estate Acquisition Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retial	25	48,898
June 2, 2017	Retail	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Office	7	25,989
		48	$192,853	(a)

(a)	Acquisition price does not include acquisition costs of $4,150 capitalized in accordance with the adoption of ASU 2017-01 (see Note 2).

The Company closed on the following acquisitions during the six months ended June 30, 2016:

(in thousands, except number of properties)
Date	Tenant Type	Number of Properties	Real Estate Acquisition Price
January 25, 2016	Retail	3	$13,376
February 1, 2016	Retail	1	27,000
March 24, 2016	Industrial	1	15,650
April 7, 2016	Office	2	17,115
April 25, 2016	Office	2	54,600
May 9, 2016	Retail	5	42,390
May 12, 2016	Office	1	4,500
May 20, 2016	Retail	19	36,843
May 25, 2016	Healthcare	-(b)	5,624
June 30, 2016	Retail	7	28,477
		41	$245,575
(b)	Acquisition of capital expansion of existing property.

The Company allocated the purchase price of these properties to the relative fair value of the real estate assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the six months ended June 30, 2017 and 2016, discussed above:

(in thousands)	June 30, 2017	June 30, 2016
Land	$11,483	$48,946
Land improvements	15,388	19,664
Buildings and other improvements	147,306	154,116
Acquired in-place leases(c)	20,838	24,886
Acquired above-market leases(d)	9,568	9,285
Acquired below-market leases(e)	(11,126)	(11,866)
Direct financing	3,546	544
	$197,003	$245,575

(c)	The weighted average amortization period for acquired in-place leases is 18 years for acquisitions completed during the six months ended June 30, 2017 and 2016.
(d)	The weighted average amortization period for acquired above-market leases is 19 years for acquisitions completed during the six months ended June 30, 2017 and 2016.
(e)	The weighted average amortization period for acquired below-market leases is 18 years for acquisitions completed during the six months ended June 30, 2017 and 2016.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions closed during the six months ended June 30, 2017 qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01. In conjunction with the acquisitions closed during the six months ended June 30, 2016, expenses of $4,038 and $4,959 for the three months and six months ended June 30, 2016 were incurred and included in Acquisition expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). From the date of acquisition through June 30, 2016, the Company recorded revenues of $1,796 and $3,342 for the three months and six months ended June 30, 2016, respectively, related to the properties acquired and accounted for as business combinations, and recognized net income of $2,088 and $2,549 for the three months and six months ended June 30, 2016, excluding the impact of one-time acquisition expenses from the date of acquisition through June 30, 2016.

Subsequent to June 30, 2017, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
July 7, 2017	Office	1	$31,210
August 4, 2017	Healthcare	3	11,732
		4	$42,942

The Company has not completed the allocation of the acquisition date relative fair values for the properties acquired subsequent to June 30, 2017; however, it expects the acquisition to qualify as an asset acquisition and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

Condensed Pro Forma Financial Information

The results of operations, excluding the impact of one-time acquisition costs, of the acquisitions accounted for as business combinations, for which financial information was available, are included in the following condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the comparable prior annual period prior to the acquisition date. The following condensed pro forma financial information is presented as if the 2016 acquisitions were completed as of January 1, 2015. Pro forma financial information is not presented for the 2017 acquisitions based on their qualification as asset acquisitions in accordance with ASU 2017-01. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The condensed pro forma financial information are as follows for the three months and six months ended June 30:

	For the three months ended	For the six months ended
	June 30,	June 30,
(in thousands)	2016	2016
Revenues	$36,755	$68,227
Net income	11,113	16,548

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of properties)	2017	2016	2017	2016
Number of properties disposed	5	1	6	2
Aggregate sale price	$24,125	$1,700	$30,445	$3,750
Aggregate carrying value	17,521	1,228	22,649	2,356
Additional sales expenses	1,127	130	1,516	288
Gain on sale of real estate	5,477	342	6,280	1,106

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At June 30, 2017, the Company had 444 real estate properties which were leased under leases that have been classified as operating leases and 15 that have been classified as direct financing leases. Of the 15 leases classified as direct financing leases, five include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Land	$296,873	$288,276
Land improvements	176,383	162,341
Buildings	1,419,241	1,283,322
Tenant improvements	8,656	8,665
Equipment	772	799
	1,901,925	1,743,403
Less accumulated depreciation	(126,632)	(105,703)
	$1,775,293	$1,637,700

Depreciation expense on investment in rental property was $11,924 and $9,230 for the three months ended June 30, 2017 and 2016, respectively and $23,855 and $17,528 for the six months ended June 30, 2017 and 2016, respectively.

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at June 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$151,428
2018	154,538
2019	157,708
2020	160,199
2021	162,270
Thereafter	1,655,872
$2,442,015

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future minimum lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on the consumer price index or future contingent rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Minimum lease payments to be received	$79,784	$90,447
Estimated unguaranteed residual values	19,758	22,335
Less unearned revenue	57,935	65,511
Net investment in direct financing leases	$41,607	$47,271

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at June 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$1,894
2018	3,857
2019	3,931
2020	4,037
2021	4,126
Thereafter	61,939
$79,784

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable consumer price index rent increases or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Lease intangibles:
Acquired above-market leases	$54,609	$45,490
Less accumulated amortization	(7,003)	(4,940)
Acquired above-market leases, net	47,606	40,550
Acquired in-place leases	161,830	141,676
Less accumulated amortization	(18,969)	(14,105)
Acquired in-place leases, net	142,861	127,571
Total intangible lease assets, net	$190,467	$168,121

Acquired below-market leases	$64,413	$54,062
Less accumulated amortization	(7,709)	(6,191)
Intangible lease liabilities, net	$56,704	$47,871

Leasing fees	$14,822	$13,279
Less accumulated amortization	(2,296)	(1,950)
Leasing fees, net	$12,526	$11,329

Amortization expense for acquired in-place leases and fees was $2,809 and $2,022 for the three months ended June 30, 2017 and 2016, respectively and $5,471 and $3,631 for the six months ended June 30, 2017 and 2016, respectively. Amortization of acquired above-market and below-market leases, net, was an increase (decrease) in rental income of $(188) and $150 for the three months ended June 30, 2017 and 2016, respectively and $(388) and $273 for the six months ended June 30, 2017 and 2016, respectively.

Estimated future amortization of intangible assets and liabilities at June 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$5,662
2018	11,469
2019	10,683
2020	10,574
2021	10,532
Thereafter	97,369
$146,289

8. Unsecured Credit Agreements

2017 Unsecured Revolving Credit and Term Loan Agreement

On June 23, 2017, the Corporation and the Operating Company entered into an $800,000 unsecured Revolving Credit and Term Loan Agreement (“Credit Agreement”) with Manufacturers & Traders Trust Company (“M&T Bank”), as Administrative Agent, four participating banks as Joint Lead Arrangers and Joint Bookrunners, four participating banks as Co-Syndication Agents, and four participating banks, as Co-Documentation Agents. The Credit Agreement consists of a $400,000 senior unsecured revolving credit facility (“Revolver”), a $250,000 senior unsecured delayed draw term loan (“5.5-Year Term Loan”), and a $150,000 senior unsecured delayed draw term loan (“7-Year Term Loan”). The Credit Agreement provides an accordion feature for up to a total of $1,000,000. Proceeds from the Company’s borrowings under the Credit Agreement were used to repay the Company’s existing unsecured revolving credit facility and term notes with M&T and Regions Bank for $5,000 and $100,000, respectively, the Company’s existing unsecured term note with Regions Bank for $185,000, and $50,000 of the Company’s unsecured term note with SunTrust Bank. The Revolver has an initial maturity date of January 2022 and provides for one five-month extension, at the election of the Company, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. Borrowings on the Revolver bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.825% and 1.55% per annum. The initial applicable facility fee on the Revolver is 0.25% per annum. The 5.5-Year Term Loan provides for up to three delayed draws from inception through June 2018 at the request of the Company. Borrowings under the 5.5-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 0.90% and 1.75% per annum through the maturity date of January 2023. The 7-Year Term Loan provides for up to three delayed draws from inception through June 2018 at the request of the Company. Borrowings under the 7-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 1.50% and 2.45% through the maturity date of June 2024. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the Revolver, 5.5-Year Term Loan, and 7-Year Term Loan are 1.20%, 1.35% and 1.90%, respectively. The 5.5-Year Term Loan and 7-Year Term Loan are both subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan. The Company is subject to various financial and nonfinancial covenants under the Credit Agreement.

2015 Unsecured Term Loan Agreement

On June 23, 2017, the Company amended and restated the Term Loan Agreement by and among the Company, the Operating Company, as the borrower, SunTrust Bank, as Administrative Agent, and the lenders party thereto (as amended and restated, the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amended certain terms, conditions, covenants, and other provisions to align them with those included in the Credit Agreement described above. The Restated Term Loan Agreement has an initial maturity date of February 2019 and provides for two one-year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.01% fee. Borrowings under the Restated Term Loan Agreement bear interest at variable rates based on the one-month LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.90% and 1.75%. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the Restated Term Loan Agreement is 1.40%.

2017 Senior Notes

In January 2017, the Company commenced a private offering of unsecured, fixed-rate, guaranteed senior promissory notes (“Senior Notes”). On March 16, 2017, the Company entered into a Note and Guaranty Agreement with each of the purchasers of the Senior Notes. On April 18, 2017, the Company closed the offering and issued the Senior Notes for an aggregate principal amount of $150,000. The Senior Notes were issued by the Operating Company and guaranteed by the Corporation. The Senior Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and have a 10-year maturity, maturing on April 18, 2027. J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC served as the joint placement agents.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands)	June 30, 2017	December 31, 2016	Interest Rate(d)	Maturity Date
2015 Unsecured Term Loan Agreement(a)	$325,000	$375,000	1 month LIBOR + 1.40%	Feb. 2019

2017 Unsecured Revolving Credit and Term Loan Agreement(a)
5.5 Year term loan	250,000	-	1 month LIBOR + 1.35%	Jan. 2023
Revolver	90,000	-	1 month LIBOR + 1.20%	Jan. 2022
7 Year term loan	-	-	1 month LIBOR + 1.90%	June 2024
	340,000	-
2017 Senior Notes(a)	150,000	-	4.84%	Apr. 2027

2012 Unsecured Credit Agreement (a)
Term note	-	50,000	3 month LIBOR + 1.45%	June 2017
Term note	-	50,000	1 month LIBOR + 1.45%	June 2017
Revolver(b)	-	102,000	1 month LIBOR + 1.45%	June 2017
	-	202,000

2013 Unsecured Credit Agreement (a)	-	185,000	1 month LIBOR + 1.75% to 2.50%(e)	Oct. 2018

Total	815,000	762,000
Debt issuance costs, net(c)	(3,330)	(2,109)
	$811,670	$759,891

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	At December 31, 2016, $273,200 of the revolving credit facility’s $300,000 capacity was available, due to a borrowing base limitation.
(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes only.
(d)	At June 30, 2017 and December 31, 2016, the one-month LIBOR rate was 1.06% and 0.62%, respectively. At December 31, 2016, the three-month LIBOR was 0.93%.
(e)	The margin is based on the Company’s overall leverage ratio and was 1.75% at December 31, 2016.

At June 30, 2017 and December 31, 2016, the weighted average interest rate on all outstanding borrowings was 2.86% and 2.14%, respectively.

Debt issuance costs were amortized and recorded as interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) of $433 and $444 for the three months ended June 30, 2017 and 2016, respectively, and $857 and $876 for the six months ended June 30, 2017 and 2016, respectively.

For the three and six months ended June 30, 2017, the Company paid $8,344 in debt issuance costs associated with the Senior Notes, the Credit Agreement with M&T as Administrative Agent, and the Amended and Restated Term Loan Agreement with SunTrust Bank. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction is deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt.  Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,443 of the debt issuance costs were related to new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $2,901 of debt issuance costs was associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2017. Additionally, $654 of unamortized debt issuance costs were expensed and included in cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2017.

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at June 30, 2017 and December 31, 2016:

(in thousands, except interest rates)
Lender		Origination Date (Month/Year)	Maturity Date (Month/Year)	Interest Rate	June 30, 2017	December 31, 2016
(1)	M&T Bank	Dec-10	Apr-20	1 month LIBOR+1.90%	$-	$21,335	(b) (f) (g)
(2)	Sun Life	Mar-12	Oct-21	5.13%	11,855	12,036	(b) (i)
(3)	Aegon	Apr-12	Oct-23	6.38%	9,490	9,804	(b) (j)
(4)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	6,119	6,538	(b) (e)
(5)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,520	1,538	(b) (c) (d)
(6)	Symetra Financial	Mar-11	Apr-31	6.34%	1,022	1,036	(a) (b)
(7)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	589	597	(b) (c) (d) (h)
(9)	Siemens Financial Services, Inc.	Sep-10	Sep- 20	5.47%	5,916	6,010	(a) (b)
(10)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,842	1,870	(b) (c) (h)
(11)	Wells Fargo Bank, N.A.	May-07	Jun-17	6.69%	-	1,694	(a) (b)
(12)	Standard Insurance Co.	May-09	Jun-34	6.88%	1,322	1,342	(b) (c) (h)
(13)	Standard Insurance Co.	Mar-10	Apr-31	7.00%	-	1,058	(b) (c) (d) (h)
(14)	Standard Insurance Co.	Mar-10	Apr-31	7.00%	-	844	(b) (c) (d) (h)
(15)	Columbus Life Insurance	Feb-13	Jan-26	4.65%	9,209	9,400	(b) (k) (l)
(16)	Athene Annuity & Life Co.	Feb-12	Feb-17	3.76%	-	12,701	(b)
(17)	PNC Bank	Oct-16	Nov-26	3.62%	18,797	18,971	(b) (c)
					68,431	107,524
	Debt issuance costs, net				(726)	(838)
					$67,705	$106,686

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
(f)

The Company entered into an interest rate swap agreement in connection with this mortgage note or note payable, as further described in Note 10. At the time the mortgage was paid in full, the related interest rate swap agreement was terminated.

(g)	M&T’s participation in the New York State Energy Research and Development Authority program results in a blended interest rate of one-month LIBOR plus 1.64% for the term of this mortgage note payable.
(h)

The interest rate represents the initial interest rate on the respective notes. The interest rate will be adjusted at Standard Insurance’s discretion at certain times throughout the term of the note, ranging from 59 to 239 months, and the monthly installments will be adjusted accordingly. At the time Standard Insurance may adjust the interest rate for notes payable, the Company has the right to prepay the note without penalty.

(i)	Mortgage was assumed in March 2012 as part of an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) transaction. The debt was marked to market at the time of the assumption.
(j)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was marked to market at the time of the assumption.
(k)	Mortgage was assumed in December 2013 as part of the acquisition of the related property. The debt was marked to market at the time of the assumption.
(l)	Subsequent to June 30, 2017, the Company paid the mortgage in full.

At June 30, 2017, investment in rental property of $107,959 is pledged as collateral against the Company’s mortgages and notes payable.

The Company extinguished five and four mortgages totaling $37,354 and $8,199, respectively, through June 30, 2017 and December 31, 2016, respectively. For the three months ended June 30, 2017 and 2016, the cost of extinguishment for the mortgages was $12 and $53, respectively. For the six months ended June 30, 2017 and 2016, the cost of extinguishment for the mortgages was $60 and $53, respectively.

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 8) at June 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$1,526
2018	3,225
2019	328,452
2020	8,888
2021	13,766
Thereafter	527,575
$883,432

Certain of the Company’s mortgage and note payable agreements provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements which are not reflected as part of the table above.

10. Interest Rate Swaps

Interest rate swaps were entered into with certain financial institutions in order to mitigate the impact of interest rate variability over the term of the related agreements. The interest rate swaps are considered cash flow hedges. In order to reduce counterparty concentration risk, the Company has a diversification policy for institutions that serve as swap counterparties. Under these agreements, the Company receives monthly payments from the counterparties on these interest rate swaps equal to the related variable interest rates multiplied by the outstanding notional amounts. Certain interest rate swaps amortize on a monthly basis. In turn, the Company pays the counterparties each month an amount equal to a fixed rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that the Company pays a fixed interest rate on its variable rate borrowings.

The following is a summary of the Company’s outstanding interest-rate swap agreements at June 30, 2017:

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	1 month LIBOR	$25,000	$(1,234)
Bank of Montreal	July 2024	1.16%	1 month LIBOR	40,000	2,223
Bank of Montreal	January 2025	1.91%	1 month LIBOR	25,000	204
Bank of Montreal	July 2025	2.32%	1 month LIBOR	25,000	(493)
Bank of Montreal	January 2026	1.92%	1 month LIBOR	25,000	322
Bank of Montreal	January 2026	2.05%	1 month LIBOR	40,000	112
Bank of Montreal	December 2026	2.33%	1 month LIBOR	10,000	(171)
Capital One, N.A.	December 2021	1.05%	1 month LIBOR	15,000	498
Capital One, N.A.	December 2024	1.58%	1 month LIBOR	15,000	478
Capital One, N.A.	January 2026	2.08%	1 month LIBOR	35,000	50
Capital One, N.A.	July 2026	1.32%	1 month LIBOR	35,000	2,365
M&T Bank	September 2017	1.09%	1 month LIBOR	25,000	5
M&T Bank (a)	September 2022	2.83%	1 month LIBOR	25,000	(1,151)
M&T Bank	November 2023	2.65%	1 month LIBOR	25,000	(1,064)
Regions Bank	March 2018	1.77%	1 month LIBOR	25,000	(78)
Regions Bank	March 2019	1.91%	3 month LIBOR	25,000	(159)
Regions Bank	May 2020	2.12%	1 month LIBOR	50,000	(697)
Regions Bank	March 2022	2.43%	3 month LIBOR	25,000	(631)
Regions Bank	December 2023	1.18%	1 month LIBOR	25,000	1,227
SunTrust Bank	April 2024	1.99%	1 month LIBOR	25,000	(84)
SunTrust Bank	April 2025	2.20%	1 month LIBOR	25,000	(359)
SunTrust Bank	July 2025	1.99%	1 month LIBOR	25,000	57
SunTrust Bank	January 2026	1.93%	1 month LIBOR	25,000	240
Wells Fargo Bank, N.A.	February 2021	2.39%	1 month LIBOR	35,000	(847)
Wells Fargo Bank, N.A.	October 2024	2.72%	1 month LIBOR	15,000	(723)

(b)	The swap is a forward starting swap which becomes effective September 2017.

The fair value of the interest rate swaps are reported on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 as follows:

(in thousands)	June 30, 2017	December 31, 2016
Interest rate swaps, asset	$7,781	$9,598
Interest rate swaps, liability	(7,691)	(10,217)
Interest rate swap	$90	$(619)

The total loss recognized, and the location of the loss in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements is as follows for the three months ended June 30, 2017 and 2016:

	Effective Portion		Ineffective Portion
(in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate swaps
2017	Interest expense	$802	Interest expense	$332
2016	Interest expense	2,313	Interest expense	1,668

The total loss recognized, and the location of the loss in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements is as follows for the six months ended June 30, 2017 and 2016:

	Effective Portion		Ineffective Portion
(in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate swaps
2017	Interest expense	$2,704	Interest expense	$332
2016	Interest expense	4,604	Interest expense	5,210

Ineffectiveness of $5,210 for the six months ended June 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the credit agreements. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in Accumulated other comprehensive income. During the fourth quarter of 2016, the Company amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full-year 2016 impact to the Condensed Consolidated Statement of Income and Comprehensive Income (Loss).

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be $4,007. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties to the Operating Company in exchange for membership interests in the Operating Company.   Properties contributed as part of UPREIT transactions during the six months ended June 30, 2017 and 2016 were valued at $8,278 and $7,190, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt.

The Company recognized rental income related to UPREIT transactions in the amount of $2,960 and $2,927 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized rental income related to UPREIT transactions in the amount of $5,964 and $5,729 for the six months ended June 30, 2017 and 2016, respectively.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2017. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees and expense reimbursements paid to the Manager and Asset Manager represent 22% and 32% of the Company’s total operating expenses for the three months ended June 30, 2017 and 2016, respectively and 26% and 25% of the Company’s total operating expenses for the six months ended June 30, 2017 and 2016, respectively.  The Company has mortgages and notes payable with four institutions that comprise 28%, 18%, 14%,  and 14% of total mortgages and notes payable at June 30, 2017. The Company has mortgages and notes payable with four institutions that comprise 20%, 18%, 12%, and 11% of total mortgages and notes payable at December 31, 2016. For the three months and six months ended June 30, 2017 and 2016, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

General

Pursuant to the Corporation’s Articles of Incorporation (the “Charter”), the Corporation is authorized to issue an aggregate of 100,000 shares of capital stock, consisting of 80,000 shares designated as common stock with a par value of $0.001 per share, and 20,000 shares designated as preferred stock with a par value of $0.001 per share (unrounded). The Board of Directors, without any action by the Corporation’s stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that the Corporation has authority to issue.

Common Stock

The shares of the Corporation’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Board of Directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

Pursuant to limited liability company agreement of the Operating Company, each outstanding membership unit of the Operating Company is convertible into one share of the Corporation’s common stock, subject to the terms and conditions set forth in the Operating Company’s operating agreement.

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. As of June 30, 2017 and December 31, 2016, no shares of the Corporation’s preferred stock were issued and outstanding.

Share Redemption Program

In 2009, the Board of Directors approved a share redemption program (“Share Redemption Program”) under which the Corporation may repurchase shares of its outstanding common stock after December 31, 2009.  The Board of Directors approved and adopted an amended and restated Share Redemption Program effective as of June 28, 2017.

Under the Share Redemption Program, stockholders may request that the Corporation redeem shares after one year from the original investment date, subject to certain exceptions as set forth in the Share Redemption Program. Under the Share Redemption Program, the Corporation is not obligated to repurchase shares and, notwithstanding any other term of the Share Redemption Program, the Board of Directors or IDC may reject any share redemption request made by any stockholder at any time. Shares held for more than 12 months, but less than five years, will be redeemed at a purchase price equal to 95% of the current share value established from time-to-time by the IDC (the “Determined Share Value”), and shares held for five years or more will be redeemed at a purchase price equal to 100% of the current Determined Share Value, subject to certain exemptions as set forth in the Share Redemption Program.

Total shares redeemed pursuant to the Share Redemption Program in any quarter may not exceed 1% of the total number of shares outstanding at the beginning of the calendar year plus 50% of the total number of any additional shares issued during the prior calendar quarter under the DRIP, provided that the total number of shares redeemed during any calendar year may not exceed 5% of the number of shares outstanding as of the first day of such calendar year. The Board of Directors or the IDC may amend, suspend, or terminate the Share Redemption Program at any time upon 30 days’ notice to the Corporation’s stockholders.

The following table summarizes redemptions under the Company’s Share Redemption Program for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except stockholders and shares)	2017	2016	2017	2016
Number of stockholders	6	6	24	14
Number of shares	21	34	39	42
Redemption Price	$1,637	$2,479	$3,016	$3,059

Distribution Reinvestment Plan

The Corporation has adopted the DRIP, pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At June 30, 2017 and December 31, 2016, a total of 1,317 and 1,076, shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2017	2016	2017	2016
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$14,727	$4,818	$27,320	$9,916
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$14,727	$4,818	$27,320	$9,916
Net earnings attributable to non-controlling interests	1,265	538	2,418	1,141
	$15,992	$5,356	$29,738	$11,057

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	16,623	12,766	16,102	12,284
Effects of convertible membership units	1,428	1,427	1,428	1,411
Weighted average number of common shares outstanding used in diluted earnings per share	18,051	14,193	17,530	13,695
Basic and diluted net earnings per common share	$0.89	$0.38	$1.70	$0.81

In the table above, outstanding membership units in the Operating Company are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $15,457 and $ 13,518 for the six months ended June 30, 2017 and 2016, respectively. Cash paid for state income and franchise taxes was $649 and $253 for the six months ended June 30, 2017 and 2016, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the six months ended June 30, 2017 and 2016, the Company issued 241 and 182 shares, respectively, of common stock with a value of approximately $18,592 and $13,201, respectively, under the terms of the DRIP (see Note 13).

•

During the six months ended June 30, 2017 and 2016, the Company issued 103 and 97 membership units in the Operating Company in exchange for property contributed in UPREIT transactions valued at $8,278 and $7,190 (see Note 11).

•	At June 30, 2017 and 2016, dividend amounts declared and accrued but not yet paid amounted to $7,630 and $5,967, respectively.
•

In connection with fire damage incurred at three properties during the six months ended June 30, 2017, the Company recognized $2,857 in insurance recovery receivables which were a reduction to depreciation expense for the associated real estate assets.

16. Commitments and Contingencies

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or liquidity.

In connection with ownership and operation of real estate, the Company may potentially be liable for cost and damages related to environmental matters. The Company is not aware of any non-compliance, liability, claim, or other environmental condition that would have a material effect on its consolidated financial position, results of operations or liquidity.

As part of acquisitions closed during 2016, the Company assumed three separate lease agreements that provided for a total of $10,464 in tenant improvement allowances. During 2017 and 2016, payments of $3,863 and $974, respectively, have been made for work completed under these allowances, resulting in a total tenant improvement allowance of $5,627 and $9,490 at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, three properties held in the Company’s real estate portfolio incurred losses due to fire damage. Management anticipates that the proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement may be recorded in a future period upon receipt of funds.

17. Subsequent Events

Subsequent to June 30, 2017, the Company has raised $21,001 for a total of 263 shares through monthly equity closings, including dividend reinvestments. Through August 10, 2017, the Company has paid $7,635 in distributions, including dividend reinvestments.

Subsequent to June 30, 2017, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $42,942 of rental property and associated intangible assets and liabilities (see Note 4).

On August 8, 2017, the Board of Directors declared a distribution of $0.415 per share on the Company’s common stock and approved a distribution of $0.415 per membership unit for monthly distributions through October 2017. The distributions are payable on or prior to the 15th of the following month to stockholders and unit holders of record on the last day of the month. In addition, the Company’s IDC determined the share value for the Company’s common stock to be $80.00 per share for subscription agreements received from August 1, 2017 through October 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as our “Operating Company,” and to their respective subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements appearing elsewhere in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in the Form 10.

Overview

We are an externally managed REIT, formed as a Maryland corporation in 2007 to acquire and hold single-tenant, commercial real estate properties throughout the United States that are leased to the properties’ operators under long-term leases. We focus on real estate that is operated by a single tenant which is an integral part of the tenant’s business. Our diversified portfolio of real estate includes retail properties, such as quick service and casual dining restaurants, healthcare facilities, industrial manufacturing facilities, warehouse and distribution centers, and corporate offices, amongst others. We target properties with credit-worthy tenants that look to engage in a long term lease relationship. Through long term leases, our tenants are able to retain control of their critical locations, while conserving their debt and equity capital to fund their fundamental business operations.

As of June 30, 2017, we owned a diversified portfolio of 459 individual net leased commercial properties located in 37 states comprising approximately 13.4 million rentable square feet of operational space. As of June 30, 2017, our properties were 100% leased to 113 different commercial tenants, with no single tenant accounting for more than 5% of our annual rental stream.

We elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with our taxable year ending December 31, 2008. As a REIT, we are not subject to federal income tax to the extent that we meet certain requirements, including that we distribute at least 90% of our annual taxable income to our stockholders and satisfy other requirements based on the composition of our asset portfolio and sources of income.

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors has retained Broadstone Real Estate, LLC (the “Manager”), to provide certain property management services for our properties, and Broadstone Asset Management, LLC, the wholly-owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of directors’ direction, oversight, and approval.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, Broadstone Net Lease, LLC (the “Operating Company”). We are the sole managing member of the Operating Company and as of June 30, 2017, we owned approximately 91.9% of its issued and outstanding membership units, with the remaining 8.1% of its membership units held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all of our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute their property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “noncontrolling interests,” “noncontrolling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and noncontrolling membership unit holders of the Operating Company based on the weighted average number of shares of our common stock and noncontrolling membership units outstanding during the year. Approximately 1.5 million noncontrolling membership units were outstanding as of June 30, 2017, with a year-to-date weighted average of 1.4 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. Shares of our common stock are currently being offered in our private offering at $80.00 per share, provided that the per share offering price may be adjusted quarterly by our the committee of our board of directors comprised of our independent directors (“Independent Directors Committee”) based on the Determined Share Value (as defined below), which is based on input from management, and such other factors as our Independent Directors Committee may consider. For the six month period ended June 30, 2017, we sold 2.2 million shares of our common stock in our private offering, including 0.2 million shares of common stock issued pursuant to our Distribution Reinvestment Plan (“DRIP”), for gross offering proceeds of approximately $170.4 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties. We conduct our private offering in reliance upon the exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506(c) under Regulation D promulgated under the Securities Act.

As of June 30, 2017, there were 17.3 million shares of our common stock issued and outstanding, and 1.5 million membership units in the Operating Company issued and outstanding. Each outstanding membership unit in the Operating Company is convertible on a one-for-one basis into shares of our common stock, subject to certain limitations.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q2 2017 Highlights

For the three and six months ended June 30, 2017, we:

•

Generated earnings per share (GAAP basis), including amounts attributable to noncontrolling interests, of $0.89 for the three months ended June 30, 2017 and $1.70 for the six months ended June 30, 2017.

•

Generated funds from operations (“FFO”), a non-GAAP (defined below) financial measure, of $1.40 per diluted share for the three months ended June 30, 2017 and $3.01 per diluted share for the six months ended June 30, 2017.

•

Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $1.33 per diluted share for the three months ended June 30, 2017 and $2.75 per diluted share for the six months ended June 30, 2017.

•	Subsequent to quarter end, the Independent Directors Committee approved maintaining the Determined Share Value at $80.00 per share, which will remain in effect through October 31, 2017.
•

Closed five real estate acquisitions during the three months ended June 30, 2017 totaling $103.1 million, excluding capitalized acquisition expenses, adding 38 new properties at a weighted average initial cash capitalization rate of 7.2%. Of the $103.1 million in acquisitions, approximately $8.3 million was contributed via an UPREIT transaction. The properties acquired had a weighted average lease term of 16.7 years at the time of acquisition and weighted average annual rent increases of 2.1%.

•

Received $79.5 million in investments from new and existing stockholders during the three months ended June 30, 2017 and issued $8.3 million in noncontrolling membership units. As of the end of the quarter we had 2,386 stockholders and 51 holders of noncontrolling membership units.

•

Issued $150 million of Senior Notes (as defined below), via a debt private placement with a syndicate of nine leading life insurance companies as lenders, bearing interest at 4.84% per annum with a 10-year maturity.

•	Closed an $800 million senior credit facility with a syndicate of leading real estate lenders, which includes an accordion feature that can increase the facility size up to a total of $1.0 billion.
•	Collected 100% of rents due during the three and six months ended June 30, 2017 and maintained a 100% leased portfolio.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. Please see our discussion below under the heading “Net Income and Non-GAAP Measures (FFO and AFFO),” which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $50 million. Portfolios may be significantly larger, depending on balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives that drive the investments we make: (1) preserve, protect, and return capital to investors; (2) realize increased cash available for distributions and long-term capital appreciation from growth in the rental income and value of our properties; and (3) maximize the level of sustainable cash distributions to our investors. We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our credit-worthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, triple-net leases, or through the purchase of properties already under a triple-net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that will achieve financial returns on equity of greater than 10%, net of fees, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 9.5%, unless approved by our Independent Directors Committee. Our criteria for selecting properties (“Property Selection Criteria”) is based on three pillars of underwriting evaluation:

•	fundamental value and characteristics of the underlying real estate,
•	creditworthiness of the tenant, and
•	transaction structure and pricing.

We believe we can achieve an appropriate risk-adjusted return through these pillars and conservatively project a property’s potential to generate targeted returns from current and future cash flows. We believe targeted returns are achieved through a combination of in-place income at the time of acquisition, rent growth, and a property’s potential for appreciation.

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by industry and geographic location as of June 30, 2017. The percentages below are calculated based on our contractual rental revenue over the next twelve months (“NTM Rent”), on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Industry Diversification, by % of NTM Rent

Property Type	% NTM Rent
Retail – casual dining	14.5%
Retail – quick service restaurants (QSR)	12.6%
Retail – other	10.2%
Total Retail	37.3%
Industrial – manufacturing	12.5%
Industrial – warehouse/distribution	7.8%
Industrial – flex	5.5%
Industrial – other	4.1%
Total Industrial	29.9%
Healthcare – clinical	10.6%
Healthcare – surgical	6.0%
Healthcare – other	4.6%
Total Healthcare	21.2%
Other – corporate office	7.2%
Other – other	4.4%
Total Other	11.6%

Top Tenant Industries
Industry	% NTM Rent
Restaurants	27.1%
Health Care Facilities	21.7%
Auto Parts & Equipment	5.1%
Home Furnishing Retail	4.5%
Packaged Foods & Meats	2.8%
Industrial Conglomerates	2.8%
Multi-line Insurance	2.5%
Industrial Machinery	2.4%
Distributors	2.4%
Specialized Consumer Services	2.3%
Food Retail	2.0%
Metal & Glass Containers	2.0%
Managed Health Care	1.9%
Soft Drinks	1.8%
Life Sciences Tools & Services	1.5%
Top 15 Tenant Industries	82.8%
Other (21 industries)	17.2%
Total	100.0%

Geographic Diversification, by % of NTM Rent

Substantially all of our leases are triple-net, meaning that our tenants are responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. Upon inception and at June 30, 2017, all of our properties are subject to leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

Due to the fact that all of our properties are leased to single tenants under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. Only two of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2020. As of June 30, 2017, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 13.4 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 6% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average lease term on the $103.1 million in properties acquired during the three months ended June 30, 2017, was greater than 16 years.  Approximately 50% of our rental revenue is from leases that expire after 2030. As of June 30, 2017, not more than 10% of our rental revenue is from leases that expire in any single year in the decade between 2020 and 2030. The following chart sets forth our lease expirations based upon the terms of our leases in place as of June 30, 2017.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations. Amounts are in thousands, except the number of tenants and properties.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2017	—	—	—	$—	—%
2018	1	1	2	128	<0.1%
2019	1	1	2	117	<0.1%
2020	3	4	116	1,367	0.9%
2021	2	4	9	575	0.4%
2022	3	3	87	2,377	1.5%
2023	9	13	724	6,753	4.3%
2024	14	17	1,910	15,602	9.9%
2025	2	8	28	1,031	0.7%
2026	16	24	608	9,698	6.1%
2027	15	27	895	10,289	6.5%
2028	13	24	1,154	11,516	7.3%
2029	12	54	2,483	15,567	9.8%
2030 and thereafter	67	279	5,332	83,270	52.6%

Our top tenants and brands at June 30, 2017, are listed in the tables below. The percentages are calculated based on our NTM Rent on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	4.5%	25
Art Van Furniture, LLC	Retail	4.1%	9
Jack’s Family Restaurants LP	Retail	3.7%	36
Outback Steakhouse of Florida, LLC(1)	Retail	3.3%	24
Big Tex Trailer Manufacturing Inc.	Industrial/Retail	2.8%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	2.8%	2
Nationwide Mutual Insurance Company	Other	2.5%	2
Arkansas Surgical Hospital LLC	Healthcare	2.5%	1
Bob Evans Restaurants, LLC	Retail	2.3%	25
BEF Foods Inc.	Industrial	2.3%	2
Total		30.8%	143
All Other		69.2%	316

(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Bob Evans Farms(1)	Industrial/Retail	4.6%	27
Red Lobster	Retail	4.5%	25
Art Van Furniture	Retail	4.1%	9
Jack's Family Restaurants	Retail	3.7%	36
Taco Bell	Retail	3.3%	41
Wendy's	Retail	3.1%	35
Outback Steakhouse	Retail	2.9%	22
Big Tex Trailers	Industrial/Retail	2.8%	17
Siemens	Industrial	2.8%	2
Applebee's	Retail	2.7%	21
Total		34.5%	235
All Other		65.5%	224

(1)	Brand includes two BEF Foods Inc. properties and 25 Bob Evans Restaurants, LLC restaurants.

Leverage Policy

In March of 2016, Moody’s Investors Service assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook. Moody’s re-affirmed the investment grade credit rating in March 2017. The investment grade credit rating allowed us to take advantage of preferential borrowing margins on our outstanding debt, including the new $800 million credit facility we entered into on June 23, 2017. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, corporate governance policies, and sustainability of cash flow and earnings. We are strongly committed to maintaining modest leverage commensurate with our investment grade rating. Our leverage policy (“Leverage Policy”) is to maintain a leverage ratio in the 35% to 45% range based on the market value of assets, recognizing that the actual leverage ratio will vary over time and there may be opportunistic reasons to exceed a 45% leverage ratio; provided, however, that we cannot exceed a 50% leverage ratio without the approval of the Independent Directors Committee.

To reduce its exposure to variable rate debt, the Operating Company enters into swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend for 10 years. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital market activity. We limit our total exposure to floating rate debt to no more than 5% of total assets, measured at quarter end.

During the three months ended June 30, 2017, we added $150 million of unsecured Senior Notes (as defined below) to our capital structure. The Senior Notes bear interest at a fixed of 4.84% per annum, with a 10-year maturity. We strategically used this channel of long-term, fixed rate debt capital to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital.

Depending on market conditions and other factors, the Independent Directors Committee may change our Leverage Policy from time to time.

As of June 30, 2017, our total outstanding indebtedness was $883.4 million and the ratio of our total indebtedness to the market value of our assets was approximately 37.0%.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management, and such other factors as the Independent Directors Committee may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled “Determined Share Value” in Item 1 of our Form 10. The following table presents our Determined Share Value for each period indicated below, together with the corresponding NAV as of the preceding quarter-end:

Period Ended	NAV as of	Determined Share Value	NAV per share
Current	June 30, 2017	$80.00	$79.90
June 30, 2017	March 31, 2017	$80.00	$79.90

The adjustments to NAV per share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In November 2017, the Independent Directors Committee will review the NAV calculations as of September 30, 2017, and will assess whether adjustments to the current Determined Share Value of $80.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per share amounts as of June 30, 2017 and March 31, 2017 (in thousands, except per share amounts):

NAV as of:	June 30, 2017	March 31, 2017
Investment in rental property	$2,351,989	$2,257,485
Debt	(883,112)	(872,219)
Other assets and liabilities, net	34,790	31,778
NAV	$1,503,667	$1,417,044
Number of outstanding shares, including noncontrolling interests	$18,820	17,735
NAV per share	$79.90	$79.90

The following table details the implied market capitalization rates (shown on a weighted-average basis) used to value the investment in rental property, by property type as of June 30, 2017 and March 31, 2017, supporting the Determined Share Value in effect as of August 1, 2017 and June 30, 2017, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Other	Portfolio Total
June 30, 2017	6.40%	6.96%	6.87%	7.05%	6.73%
March 31, 2017	6.36%	6.98%	6.88%	7.11%	6.74%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average implied market capitalization rate used as of June 30, 2017 of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per share would have been $75.42.

Distributions and Distribution Reinvestment

At its August 8, 2017 meeting, our board of directors declared monthly distributions of $0.415 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record prior to the end of August, September, and October 2017:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.415	August 30, 2017	September 15, 2017
$0.415	September 28, 2017	October 13, 2017
$0.415	October 30, 2017	November 15, 2017

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. The purchase price for shares of our common stock acquired through our DRIP will be 98% of the then-current Determined Share Value. Please refer to Item 11. “Description of Registrant’s Securities to Be Registered” of our Form 10 for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the six months ended June 30, 2017 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2017	$3,319	$488	$2,738	$98	$6,643
February	2017	3,394	488	2,836	98	6,816
March	2017	3,522	493	2,972	99	7,086
April	2017	3,555	493	3,068	99	7,215
May	2017	3,618	493	3,167	99	7,377
June	2017	3,680	493	3,219	99	7,491
TOTAL		$21,088	$2,948	$18,000	$592	$42,628

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the six months ended June 30, 2017 and 2016, including the source of distributions and a comparison against FFO (in thousands).

	For the six months ended June 30,
	2017	2016
Distributions:
Paid in cash	$24,628	$20,170
Reinvested in shares	18,000	12,615
Total Distributions	$42,628	$32,785
Source of Distributions:
Cash flow from operating activities	$42,628	$29,317
Cash flow from investing activities	-	3,463
Cash flow from financing activities	-	5
Total Sources of Distributions	$42,628	$32,785
FFO	$52,785	$31,110

For the six months ended June 30, 2017, we paid distributions from our cash flow from operating activities. During the six months ended June 30, 2016, we paid approximately $29.3 million of distributions from our cash flow from operating activities, and approximately $3.5 million in distributions out of the proceeds from the sale of real estate. Refer to “Net Income and Non-GAAP Measures (FFO and AFFO)” below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Share Redemptions

The following table sets forth the redemption requests honored pursuant to our share redemption program during the three and six months ended June 30, 2017. We did not defer or reject any redemption requests during this period. Please refer to Item 11. “Description of Registrant’s Securities to Be Registered” of our Form 10 for additional discussion of our share redemption program.

Period	Shares Redeemed	Average Determined Share Value(1)	Average Redemption Price	Redemption Amount	Discount on Redemption(2)
Q1 2017	17,861	$79.00	$77.24	$1,379,570	2.2%
Q2 2017	20,641	$80.00	$79.29	$1,636,650	0.9%
YTD 2017	38,502	$79.54	$78.34	$3,016,220	1.5%

(1)	Average Determined Share Value represents the weighted average Determined Share Value in effect during the applicable period.
(2)	Discount on redemption represents the weighted average discount applied to the Determined Share Value as a result of redemption limitations.

Liquidity and Capital Resources

We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our shareholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative debt level on our balance sheet with appropriate interest and fixed charge coverage ratios. We target a leverage ratio with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by the investment grade credit rating the Operating Company received in March of 2016 and re-affirmed in March of 2017. The actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of June 30, 2017, the leverage ratio was approximately 37.0% of the market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a tool we use to measure leverage in the context of our cash-flow expectations and projections. Furthermore, given the significance of our growth over the past two years, adding $192.9 million in investments during the six months ended June 30, 2017, $518.8 million in investments during 2016, and $550.1 million in investments during 2015, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash in-flows associated with these investments. Our investments are typically made throughout the year, and therefore the full-year, or “normalized” cash-flows, will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash-flows and EBITDA as an appropriate tool to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three and six months ended June 30, 2017, we raised $87.8 million and $178.7 million, respectively, in equity capital to be used in our acquisition activities, including distributions reinvested through our DRIP and properties exchanged for membership units in the Operating Company through UPREIT transactions. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders (achieved via share appreciation and earnings growth). Our debt capital is provided through unsecured term notes, revolving debt facilities, and senior unsecured notes. We also, from time to time, obtain non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not a strategic focus of the active management of our leverage profile. Rather, we enter into mortgages and notes payable as ancillary business transactions on an as-needed basis.

To reduce our exposure to variable rate debt, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities up to ten years in duration in order to reduce the exposure to interest rate fluctuations in any one year. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital market activity. We attempt to limit our total floating rate debt exposure to no more than 5% of total assets, measured at quarter end. To reduce counterparty concentration risk with respect to the interest rate hedges, we diversify the institutions that serve as swap counterparties. No more than 30% of the nominal value of our total hedged debt may be with any one institution, to be measured at the time we enter into an interest rate swap transaction and at quarter end. We may deviate from these policies from time-to-time subject to the approval of the Independent Directors Committee. The interest rate swaps are considered cash flow hedges. Under these agreements, we receive monthly payments from the counterparties equal to the variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed rate multiplied by the outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable rate borrowings.

We also mitigate interest rate risk by strategically adding long-term, fixed-rate debt to our capital structure. During the three months ended June 30, 2017, we added $150 million of unsecured Senior Notes (as defined below) to our capital structure. The Senior Notes bear interest at a fixed rate of 4.84% per annum, with a 10-year maturity.

The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with credit-worthy tenants and lease guarantors, and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a 100% collection rate on rentals during 2016 and for the six months ended June 30, 2017. Additionally, Moody’s issued an investment grade credit rating of Baa3 to the Operating Company in March 2016, further evidencing our active management of a conservative capital structure. Moody’s re-affirmed the investment grade credit rating in March 2017. We have arranged our debt facilities to have multiple-year terms in order to reduce the risk that short-term real estate financing would not be available to us in any given year. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Refer to “Contractual Obligations” below for further details of the maturities on our contractual obligations, including long-term debt.

As of June 30, 2017, the historical cost basis of our real estate investment portfolio totaled $1.8 billion, consisting of investments in 459 properties with rent and interest due from our tenants aggregating $14.3 million per month on a straight-line basis. During the six months ended June 30, 2017, we closed seven real estate acquisitions totaling $192.9 million, adding 48 new properties to our portfolio. The 48 new properties will provide $1.4 million in monthly rent on a straight-line basis. Substantially all of our cash from operations is generated by our real estate portfolio.

Our primary cash expenditures are the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees of servicing the portfolio, acquisition expenses related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, however, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs during the term of a property lease. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material. For the six months ended June 30, 2017, we maintained a 100% leased portfolio, with only two of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), expiring before 2020.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise additional future debt and equity capital. We have financed our acquisition of properties using both equity investments as well as a combination of unsecured term, revolving debt, senior unsecured notes, and mortgage loans. The mix of financing sources may change over time based on market conditions and our liquidity needs. We have three outstanding unsecured term loans with an outstanding principal balance of approximately $725.0 million as of June 30, 2017, and a $400.0 million line of credit with $90.0 million of outstanding borrowings as of June 30, 2017.

On April 18, 2017, the Operating Company closed the issuance of unsecured, fixed-rate, guaranteed senior promissory notes (“Senior Notes”) with an aggregate principal amount of $150 million. The Senior Notes were issued by the Operating Company and upon issuance, were guaranteed by us and each of the Operating Company’s subsidiaries that guarantee our other unsecured credit facilities. The Senior Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on April 18, 2027. We used the proceeds from the sale of the Senior Notes to pay down $115 million of the outstanding balance on our existing line of credit (the “Revolver”) at the time of closing and to fund other general corporate purposes, including acquisitions. The financial covenants associated with the Senior Notes are materially consistent with the covenant tables set forth below.

On June 23, 2017, together with the Operating Company, we closed on an $800 million unsecured credit facility (the “Credit Facility”). The Credit Facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion, and includes (i) a $400 million senior unsecured revolving credit facility (the “New Revolver”), (ii) a five-and-a-half-year, $250 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $150 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). The following table summarizes the amounts drawn and available to be drawn on the Credit Facility upon closing (in thousands).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
New Revolver	90,000	310,000	400,000	January 21, 2022
5.5-Year Term Loan	250,000	-	250,000	January 23, 2023
7-Year Term Loan	-	150,000	150,000	June 21, 2024

At closing, we borrowed $250 million under the 5.5-Year Term Loan and drew down $90 million on the New Revolver. We used the proceeds from these borrowings to pay off our $100 million term note (“Term Note 1”), our $185 million term note (“Term Note 2”), the outstanding balance of $5 million on our Revolver, and to pay down $50 million of the outstanding borrowings on our $375 term note (“Term Note 3”). The $50 million payment on Term Note 3 was made via a one-time non-pro rata payment provision included in our amended and restated Term Note 3 agreement, which was amended and restated simultaneously with the closing of the Credit Facility to align its terms with the Credit Facility. We did not draw down funds from the 7-Year Term Loan at closing. The remaining capacity on the Credit Facility will also be used to partially fund future acquisition activity in our real estate portfolio, and for general corporate purposes. Prior to extension options, Term Note 1 and the Revolver were set to mature on June 27, 2017, and Term Note 2 was set to mature on October 11, 2018.

Included in the terms of the Credit Facility and through our amendment and restatement of Term Note 3, we removed the subsidiary guarantees supporting our term notes and Senior Notes.

Our $400 million New Revolver matures on January 21, 2022, with one extension option for an additional five-month period through June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments. The rate of interest payable on the New Revolver, at our option, is equal to LIBOR plus a margin. The margin for New Revolver borrowings is adjustable based upon the Operating Company’s credit rating and is between 0.825% and 1.55% per annum. Based on the Operating Company’s current investment grade credit rating of Baa3, the applicable margin for the New Revolver equals 1.2% per annum. Borrowings under the New Revolver are payable interest only during the term, with the principal amount due in full at maturity. As of June 23, 2017, there was $90 million in outstanding LIBOR borrowings under the New Revolver. Should the Operating Company lose its investment grade credit rating, the margin would be 1.55% until such time as the Operating Company regains its investment grade credit rating. The current margin on the New Revolver of 1.2% represents a 25 basis point reduction from the margin of 1.45% on the previous Revolver, prior to consideration of the applicable facility fee discussed below. The following table presents the margins on the New Revolver based on credit ratings from S&P or Moody’s.

Level	Credit Rating (S&P/Moody’s)	Applicable Margin for LIBOR Loans
I	A-/A3 or better	0.83%
II	BBB+/Baa1	0.88%
III	BBB/Baa2	1.00%
IV	BBB-/Baa3	1.20%
V	Lower than BBB-/Baa3	1.55%

An applicable facility fee is payable on the amount of the revolving commitments, as defined in the Credit Facility, based on the Operating Company’s credit rating. The initial applicable facility fee equals 0.25% per annum. The previous Revolver contained an unused commitment fee. The following table presents the applicable facility fee on the New Revolver based on credit ratings from S&P or Moody’s.

Level	Credit Rating (S&P/Moody’s)	Applicable Facility Fee
I	A-/A3 or better	0.13%
II	BBB+/Baa1	0.15%
III	BBB/Baa2	0.20%
IV	BBB-/Baa3	0.25%
V	Lower than BBB-/Baa3	0.30%

Our $250 million 5.5-Year Term Loan matures on January 23, 2023, and was fully drawn as of June 30, 2017. Borrowings under the 5.5-Year Term Loan bear interest at variable rates based on LIBOR plus a margin ranging from 0.90% to 1.75% based on the Operating Company’s credit rating. Based on the Operating Company’s current investment grade credit rating of Baa3, the applicable margin under the 5.5-Year Term Loan equals 1.35% per annum. As compared to the applicable margin for Term Note 1 and Term Note 2 of 1.45% and 1.75%, respectively, the applicable margin of 1.35% on the 5.5-Year Term Loan represents a 10 basis point and 40 basis point reduction, respectively. Borrowings under the 5.5-Year Term Loan are payable interest only during the term, with the principal amount due in full at maturity. The following table presents the margins on the 5.5-Year Term Loan.

Level	Credit Rating (S&P/Moody’s)	Applicable Margin for LIBOR Loans
I	A-/A3 or better	0.90%
II	BBB+/Baa1	0.95%
III	BBB/Baa2	1.10%
IV	BBB-/Baa3	1.35%
V	Lower than BBB-/Baa3	1.75%

Our $150 million 7-Year Term Loan matures on June 21, 2024. We are permitted to request up to three borrowings under the delayed draw feature of the 7-Year Term Loan, which may be drawn from June 23, 2017, to but excluding June 22, 2018. As of June 30, 2017, we have not drawn upon the 7-Year Term Loan. The rate of interest payable on the 7-Year Term Loan is equal to LIBOR plus a margin. The margin for 7-Year Term Loan borrowings is adjustable based upon the Operating Company’s credit rating and is between 1.5% and 2.45% per annum. Based on the Operating Company’s current investment grade credit rating of Baa3, the initial margin under the 7-Year Term Loan equals 1.9% per annum. A ticking fee is payable on the amount of the commitments for the 7-Year Term Loan, as reduced by the amount of any term loans outstanding under the 7-Year Term Loan, equal to 0.25% per annum. Borrowings under the 7-Year Term Loan are payable interest only during the term, with the principal amount due in full at maturity. The following table presents the margins on the 7-Year Term Loan based on credit ratings from S&P or Moody’s.

Level	Credit Rating (S&P/Moody’s)	Applicable Margin for LIBOR Loans
I	A-/A3 or better	1.50%
II	BBB+/Baa1	1.55%
III	BBB/Baa2	1.65%
IV	BBB-/Baa3	1.90%
V	Lower than BBB-/Baa3	2.45%

Our $325 million Term Note 3 matures on February 6, 2019, was fully drawn as of June 30, 2017, and provides for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. The Term Note 3 agreement contains an accordion feature that can increase the note size up to a total of $600 million. Borrowings under Term Note 3 originally bore interest at variable rates based on the one-month LIBOR plus a margin. Moody’s assignment of an investment grade credit rating to the Operating Company led to a margin of 1.40% on Term Note 3, effective April 1, 2016. Should the Operating Company lose its investment grade credit rating, the margin would be 1.75% until such time as the Operating Company regains its investment grade credit rating. The following tables present the margins on Term Note 3 based on credit ratings from S&P or Moody’s.

Level	Credit Rating (S&P/Moody’s)	Applicable Margin for LIBOR Loans
I	A-/A3 or better	0.90%
II	BBB+/Baa1	0.95%
III	BBB/Baa2	1.10%
IV	BBB-/Baa3	1.40%
V	Lower than BBB-/Baa3	1.75%

The Operating Company achieved its investment grade credit rating based on our conservative leverage profile, diversified portfolio, and earnings stability based on the credit-worthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis; a significant increase in secured debt levels; a significant decline in our unencumbered asset base; weakening of our corporate governance structure; and a significant decline in our portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to additional sources of debt capital resulting from the investment grade credit rating provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

We intend to draw down on the $150 million 7-Year Term Loan as we acquire additional real estate as part of our strategic growth initiatives. Additionally, we intend to exercise the extension provisions of the New Revolver and Term Note 3, refinance, or replace the existing borrowings as they become due. The extensions would delay the New Revolver’s maturities until June 2022, and Term Note 3’s maturity until February 2021. We do not intend to make principal payments on these obligations in the foreseeable future, and plan to replace our existing credit facilities with new debt prior to maturity. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for stockholders. To the extent that we are unable to recast our debt facilities, our cash-flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements. As of June 30, 2017, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be prohibited from paying dividends on our common stock above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of June 30, 2017)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.37
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.03
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	6.55
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	3.72
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.43
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

(1)

The leverage ratio is calculated as the ratio of total indebtedness to total market value. Total market value is computed as the net operating income for the most recently completed fiscal quarter on properties owned for four consecutive quarters at a capitalization rate of 7.50%, multiplied by four, plus the acquisition price of properties in the last four quarters, plus tangible assets comprised of current assets on a GAAP basis and notes receivable.

(2)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value. The secured indebtedness represents outstanding mortgage borrowings.
(3)

Unencumbered Coverage Ratio is the ratio of adjusted EBITDA to interest expense for the most recent fiscal quarter. Adjusted EBITDA is calculated as net income adjusted for depreciation and amortization, interest, taxes, gain/loss on sale of properties, dividend income, gain/loss on debt extinguishment, straight-line rent adjustments, transaction costs expensed, amortization of intangibles, and interest rate swap ineffectiveness, if applicable.

(4)

Fixed Charge Coverage Ratio is the ratio of adjusted EBITDA to fixed charges for the most recent fiscal quarter. Fixed charges are calculated as interest expense plus any principal payments on debt, excluding balloon payments, if applicable.

In connection with our closing of the Credit Facility and amending and restating Term Note 3, we removed the maximum recourse secured indebtedness ratio, minimum tangible net worth requirement, minimum eligible properties, and maximum permitted investments covenants from our term loan and revolving credit agreements. The new debt covenants are characteristic of our investment grade credit rating.

We believe our leverage policy and capital structure provides us with several advantages, including the ability to:

•	create a growing and diversified real estate portfolio;
•	capitalize on competitive debt pricing;
•	add value to our stockholders through earnings growth on a growing pool of assets; and
•

issue unsecured debt having relatively limited negative financial covenants and maintain the distributions necessary to retain our tax-sheltered REIT status in the event of contractual default, which we believe increases our corporate flexibility.

We do not anticipate utilizing mortgage loans as a strategic priority in our capital structure to fund growth. When utilized, mortgage loans typically correspond to a single property or a group of related properties acquired from a single seller. The loans may be further secured by guarantees from us or the Operating Company, provided that we attempt to limit the use of guarantees to the extent possible. The Operating Company may assume debt when conducting a transaction or it may mortgage existing properties. The maturities on our mortgages are staggered from 2017 to 2031. As of June 30, 2017, the aggregate GAAP principal balance of outstanding mortgage loans approximated $67.7 million, net of unamortized debt issuance costs.

As part of acquisitions closed during 2016, we entered into tenant improvement allowances totaling $10.5 million. During the year ended December 31, 2016, we made payments of $1.0 million under these allowances, resulting in a total tenant improvement allowance balance of $9.5 million at December 31, 2016, included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets within this Form 10-Q. Through the six months ended June 30, 2017, we paid an additional $3.9 million towards the allowances. We expect to pay the remaining tenant improvement allowances within the next twelve months out of cash flows from operations.

As shown in the table below, net cash provided by operating activities increased by $16.0 million during the six months ended June 30, 2017, from $29.3 million for the six months ended June 30, 2016. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to identify and acquire income-producing, net leased commercial real estate, primarily through sale-leaseback transactions, as a result of increased access to debt and equity capital and favorable investment opportunities. We funded real estate investment activity with a combination of cash from operations, proceeds from the issuance of unsecured debt obligations, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and noncontrolling members of the Operating Company, net of reinvestments through our DRIP, totaling $24.8 million for the six months ended June 30, 2017, and $20.3 million for the six months ended June 30, 2016. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents totaled $35.8 million at June 30, 2017 and $17.0 million at June 30, 2016.

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$45,308	$29,316
Net cash used in investing activities	(170,299)	(236,782)
Net cash provided by financing activities	139,108	197,426
Increase (decrease) in cash and cash equivalents	$14,117	$(10,040)

Management believes that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at June 30, 2017, our current borrowing capacity on our New Revolver and three unsecured credit facilities, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate to meet our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 13.4 years as of June 30, 2017. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of June 30, 2017, all of our leases had contractual lease escalations, with a weighted average of 2.1%. A substantial majority of our leases have fixed annual rent increases, and the remaining portion has annual lease escalations based on increases in the consumer price index (CPI), or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

Our focus on single-tenant, triple-net leases also shelters us from fluctuations in the cost of services and maintenance as a result of inflation. For an insignificant portion of our portfolio, we have leases that are not triple-net, and therefore we bear certain responsibilities for the maintenance and structural component replacement that may be required in the future. Inflation and increased costs may have an adverse impact to our tenants and their credit-worthiness if the increase in costs are greater than their increase in revenue. In the limited circumstances where we cannot implement a triple-net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2017 (in thousands).

Year of Maturity	Term Note 3(1)	5.5-Year Term Loan	New Revolver(2)	Senior Notes	Mortgages	Interest Expense(3)	Tenant Improvement Allowances(4)	Total
2017	$-	$-	$-	$-	$1,526	$17,689	$5,627	$24,842
2018	-	-	-	-	3,225	34,019	-	37,244
2019	325,000	-	-	-	3,452	26,469	-	354,921
2020	-	-	-	-	8,888	24,989	-	33,877
2021	-	-	-	-	13,766	23,962	-	37,728
Thereafter	-	250,000	90,000	150,000	37,574	71,650	-	599,224
Total	$325,000	$250,000	$90,000	$150,000	$68,431	$198,778	$5,627	$1,087,836

(1)	We may extend Term Note 3 twice, for a one-year period each time, subject to compliance with all covenants and the payment of 0.10% fee.
(2)	We may extend the New Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.

(3)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2017. This amount includes the impact of interest rate swap agreements.
(4)

The tenant improvement allowance is included within the Accounts payable and other liabilities financial statement caption included within the Condensed Consolidated Balance Sheets within this Form 10-Q.

At June 30, 2017, investment in rental property of $108.0 million is pledged as collateral against our mortgages and notes payable.

Additionally, we have two separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of two distinct UPREIT transactions conducted in November 2015 and February 2016. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements and subject to certain exceptions. In such an event, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome of the transaction, subject to certain caps and limitations contained in the Agreements. We are required to allocate to the Protected Members, an amount of nonrecourse liabilities that is at least equal to the Minimum Liability Amount for each Protected Member, as defined in the Agreements. The Minimum Liability Amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the Operating Company level, and do not represent GAAP accounting. Therefore, there is no impact to the consolidated financial statements included in this Form 10-Q. If the nonrecourse liabilities allocated do not meet the requirement, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome to the default. The maximum aggregate amount we may be liable for under the Agreements is approximately $10.4 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded this commitment from the contractual commitments table above.

Results of Operations

For the Three Months Ended June 30, 2017 and 2016

Overview

As of June 30, 2017, our real estate investment portfolio had a net book value of $1.8 billion, consisting of investments in 459 property locations in 37 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, and all of our owned properties were subject to a lease as of June 30, 2017. During the three months ended June 30, 2017 and 2016, none of our leases with tenants expired, and all of our leasing activity related to our real estate acquisitions.

Revenues

	Three Months Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Revenues:
Rental income from operating leases	$41,256	$32,397	$8,859
Earned income from direct financing leases	1,074	1,141	(67)
Operating expenses reimbursed from tenants	1,296	1,181	115
Other income from real estate transactions	45	104	(59)
Total revenues	$43,671	$34,823	$8,848

Total revenues increased by $8.8 million, or 25.4%, to $43.7 million for the three months ended June 30, 2017, compared to $34.8 million for the three months ended June 30, 2016. The growth in revenue period-over-period is primarily attributable to the growth in our real estate portfolio. During the three months ended June 30, 2017, we closed five real estate acquisitions and acquired $103.1 million in real estate, excluding capitalized acquisition costs, comprised of 38 new properties. We capitalized approximately $2.9 million in acquisition expenses and $0.9 million in leasing fees as part of the acquisitions. Additionally, subsequent to June 30, 2016 and for the twelve month period ended June 30, 2017, we closed 19 real estate acquisitions and acquired approximately $466.1 million in real estate comprised of 94 new properties, contributing to the growth in current quarter revenue. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial contractual cash lease payments on acquisitions during the three months ended June 30, 2017, excluding capitalized acquisition expenses, represented a weighted average capitalization rate of 7.2%.

Operating Expenses

	Three Months Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Operating expenses
Depreciation and amortization	$14,733	$11,252	$3,481
Asset management fees	3,629	2,610	1,019
Property management fees	1,218	974	244
Acquisition expenses	–	4,472	(4,472)
Property and operating expense	1,124	983	141
General and administrative	1,162	684	478
State and franchise tax	160	81	79
Total operating expenses	$22,026	$21,056	$970

Depreciation and amortization

Depreciation and amortization increased by $3.5 million, or 30.9%, to $14.7 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. During the three months ended June 30, 2017, we closed five real estate acquisitions and acquired $103.1 million in real estate, excluding capitalized acquisition costs, comprised of 38 new properties. Additionally, subsequent to June 30, 2016 and for the twelve month period ended June 30, 2017, we closed 19 real estate acquisitions and acquired approximately $466.1 million in real estate comprised of 94 new properties. In addition to the $103.1 million purchase price for acquisitions during the three months ended June 30, 2017, we capitalized $2.9 million in acquisition expenses as the result of adopting ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The capitalized acquisition expenses are capitalized as part of the cost basis of the underlying assets acquired, and are depreciated over the respective useful lives. For acquisitions made during 2016, we expensed acquisition costs as incurred. We adopted ASU 2017-01 and the respective accounting for acquisition expenses as of January 1, 2017 on a prospective basis, and therefore, this new accounting standard does not impact acquisition costs previously expensed in 2016.

Asset management fees

Asset management fees increased by $1.0 million, or 39.0%, to $3.6 million for the three months ended June 30, 2017. The Asset Manager receives an annual asset management fee equal to 1% of the aggregate value of our equity on a fully diluted basis based on the Determined Share Value. The increase in asset management fees during the three months ended June 30, 2017 compared to the comparable period in 2016 is a result of an increase in our outstanding equity on a fully diluted basis and the increase in the Determined Share Value.

The $80.00 per share Determined Share Value in effect as of June 30, 2017 reflected an increase of 8.1% from the $74.00 per share Determined Share Value in effect as of June 30, 2016. Additionally, the weighted average number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. For the three months ended June 30, 2017, the weighted average number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding was 18.1 million compared to 14.2 million for the three months ended June 30, 2016. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Acquisition expenses

Acquisition expenses decreased by $4.5 million for the three months ended June 30, 2017. Under the terms of the Asset Management Agreement, we pay the Asset Manager an acquisition fee equal to 1% of the gross purchase price paid for each property we acquire (including properties contributed in exchange for membership units in the Operating Company); provided, however, that in the event that our acquisition of a property requires a new lease (as opposed to taking an assignment of an existing lease), such as in the case of a sale-leaseback transaction, we pay the Asset Manager an acquisition fee equal to 2% of the gross purchase price as a result of the additional leasing services required.

We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the three months ended June 30, 2017, we capitalized $2.9 million in acquisition expenses relating to $103.1 million in acquisitions. The $1.6 million decrease in acquisition expenses incurred relates to a decrease in acquisition activity as compared to the three months ended June 30, 2016. During the three months ended June 30, 2016, we acquired $189.5 million in real estate.

Other income (loss)

	Three Months Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Other income (expenses)
Cost of debt extinguishment	$(3,567)	$(53)	$(3,514)
Preferred distribution income	182	175	7
Interest income	115	5	110
Interest expense	(7,860)	(8,880)	1,020
Gain on sale of real estate	5,477	342	5,135

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. Cost of debt extinguishment increased by $3.5 million, to $3.6 million for the three months ended June 30, 2017, from $0.1 million for the three months ended June 30, 2016. The fluctuation is a direct result of the $800 million Credit Facility we closed on June 23, 2017, prior to quarter end, together with the corresponding extinguishment of the Revolver, Term Note 1, and Term Note 2, with no similar activity during the three months ended June 30, 2016.

Interest expense

Interest expense decreased to $7.9 million for the three months ended June 30, 2017, from $8.9 million for the three months ended June 30, 2016, due primarily to $1.7 million in ineffectiveness recognized on interest rate swaps during the three months ended June 30, 2016 that was not recognized during the three months ended June 30, 2017. Ineffectiveness during the three months ended June 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full-year 2016 impact to the consolidated income statement. The decrease was also attributable to a $1.2 million decrease in interest expense during the three months ended June 30, 2017 related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

These decreases in interest expense were offset by an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. Our total outstanding debt, excluding capitalized debt issuance costs, increased from $764.6 million at June 30, 2016, to $883.4 million at June 30, 2017.

Gain (loss) on sale of real estate

During the three months ended June 30, 2017, we recognized a $5.5 million gain on the sale of real estate, compared to a gain of $0.3 million for the three months ended June 30, 2016. During the three months ended June 30, 2017 and 2016 we sold five properties and one property, respectively. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

For the six months ended June 30, 2017 and 2016

Overview

As of June 30, 2017, our real estate investment portfolio had grown to a net book value of $1.8 billion, consisting of investments in 459 property locations in 37 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, and all of our owned properties were subject to a lease as of June 30, 2017. During the six months ended June 30, 2017 and 2016, none of our leases expired, and all of our leasing activity related to our real estate acquisitions.

Revenues

	Six Months Ended June 30,		Increase/
(In thousands)	2017	2016	(Decrease)
Revenues:
Rental income from operating leases	$80,657	$61,973	$18,684
Earned income from direct financing leases	2,207	2,264	(57)
Operating expenses reimbursed from tenants	2,913	2,004	909
Other income from real estate transactions	78	169	(91)
Total revenues	$85,855	$66,410	$19,445

Total revenues increased by $19.4 million or 29.3% to $85.9 million for the six months ended June 30, 2017, compared to $66.4 million for the six months ended June 30, 2016. The growth in revenue year-over-year is primarily attributable to the growth in our real estate portfolio. During the six months ended June 30, 2017, we closed seven real estate acquisitions and acquired $192.9 million in real estate comprised of 48 new properties. We capitalized approximately $4.2 million in acquisition expenses and $1.8 million in leasing fees as part of the acquisitions. Additionally, subsequent to June 30, 2016 and for the six-month period ended December 31, 2016, we closed 12 real estate acquisitions and acquired approximately $273.2 million in real estate comprised of 46 new properties. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial contractual cash lease payments on acquisitions during the six months ended June 30, 2017, excluding capitalized acquisition expenses, represented a weighted average capitalization rate of 7.3%.

Operating Expenses

	Six Months Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Operating expenses:
Depreciation and amortization	$29,326	$21,159	$8,167
Asset management fees	6,822	4,981	1,841
Property management fees	2,386	1,857	529
Acquisition expenses	–	5,890	(5,890)
Property and operating expense	2,701	1,821	880
General and administrative	2,125	1,353	772
State and franchise tax	210	110	100
Total operating expenses	$43,570	$37,171	$6,399

Depreciation and amortization

Depreciation and amortization increased by $8.2 million, or 38.6% to $29.3 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. During the six months ended June 30, 2017, we acquired $192.9 million in real estate comprised of 48 new properties.

Asset management fees

Asset management fees increased by $1.8 million, or 37.0% to $6.8 million for the six months ended June 30, 2017. The Asset Manager receives an annual asset management fee equal to 1% of the aggregate value of our equity on a fully diluted basis based on the Determined Share Value. The increase in asset management fees during 2016 is a result of an increase in the equity on a fully diluted basis and the increase in the Determined Share Value.

The $80.00 per share Determined Share Value in effect as of June 30, 2017 reflected an increase of 8.1% from the $74.00 per share Determined Share Value in effect as of June 30, 2016. Additionally, the weighted average number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. For the six months ended June 30, 2017, the weighted average number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding was 17.5 million compared to 13.7 million for the six months ended June 30, 2016. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Acquisition expenses

Acquisition expenses decreased by $5.9 million for the six months ended June 30, 2017. Under the terms of the Asset Management Agreement, we pay the Asset Manager an acquisition fee equal to 1% of the gross purchase price paid for each property we acquire (including properties contributed in exchange for membership units in the Operating Company); provided, however, that in the event that our acquisition of a property requires a new lease (as opposed to taking an assignment of an existing lease), such as in the case of a sale-leaseback transaction, we pay the Asset Manager an acquisition fee equal to 2% of the gross purchase price as a result of the additional leasing services required.

We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the six months ended June 30, 2017, we capitalized $4.2 million in acquisition expenses relating to $192.9 million in acquisitions. The $1.5 million decrease in acquisition expenses relates to a decrease in acquisition activity. During the six months ended June 30, 2016, we acquired $245.6 million in real estate

Other income (loss)

	Six Months Ended June 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Other revenue (expenses)
Cost of debt extinguishment	$(3,615)	$(53)	$(3,562)
Preferred distribution income	363	350	13
Interest income	227	6	221
Interest expense	(15,802)	(19,591)	3,789
Gain on sale of real estate	6,280	1,106	5,174

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. Cost of debt extinguishment increased by $3.5 million, to $3.6 million for the six months ended June 30, 2017, from $0.1 million for the six months ended June 30, 2016. The fluctuation is a direct result of the $800 million Credit Facility we closed on June 23, 2017, prior to quarter end, together with the corresponding extinguishment of the Revolver, Term Note 1, and Term Note 2, with no similar activity during the six months ended June 30, 2016.

Interest expense

Interest expense decreased to $15.8 million for the six months ended June 30, 2017, from $19.6 million for the six months ended June 30, 2016, due primarily to $5.2 million in ineffectiveness recognized on interest rate swaps during the six months ended June 30, 2016 that was not recognized during the six months ended June 30, 2017. Ineffectiveness during the six months ended June 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full-year 2016 impact to the consolidated income statement. The decrease was also attributable to a $1.2 million decrease in interest expense during the six months ended June 30, 2017 related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

These decreases in interest expense were offset by an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. Our total outstanding debt, excluding capitalized debt issuance costs, increased from $764.6 million at June 30, 2016, to $883.4 million at June 30, 2017.

Gain on sale of real estate

During the six months ended June 30, 2017, we recognized a $6.3 million gain on the sale of real estate, compared to a gain of $1.1 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016 we sold six properties and two properties, respectively. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

Net Income and Non-GAAP Measures (FFO and AFFO)

Our reported results and net earnings per dilutive share are presented in accordance with GAAP. We also disclose FFO, and AFFO, each of which are non-GAAP measures. We believe the use of FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO should not be considered alternatives to net income as a performance measure or to cash flows from operations, as reported on our statement of cash flows, or as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to previously depreciated real estate assets. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, acquisition expenses, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps, extraordinary items and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

Our leases include rents that increase over the term of the lease to compensate us for anticipated increases in market rentals over time. Our leases do not include significant front-loading or back-loading of payments or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. Additionally, we exclude transaction costs associated with acquiring real estate subject to existing leases, including the amortization of lease intangibles, as well as acquisition expenses paid to our Asset Manager that are based on a percentage of the gross acquisition purchase price. We exclude these costs from AFFO because they are upfront expenses that are recognized in conjunction with an acquisition, and therefore, are not indicative of ongoing operational results of the portfolio. We believe excluding acquisition expenses provides investors a view of the performance of our portfolio over time. In connection with our adoption of ASU 2017-01, effective January 1, 2017 and on a prospective basis, we capitalize all acquisition expenses as part of the cost-basis of the tangible and intangible assets acquired. Therefore, effective January 1, 2017, we will no longer adjust for acquisition expenses in our AFFO computation. We also exclude the amortization of debt issuance costs and net mortgage premiums as they are not indicative of ongoing operational results of the portfolio. We use AFFO as a measure of our performance when we formulate corporate goals.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other REITs, and comparisons of our FFO and AFFO with the same or similar measures disclosed by other REITs may not be meaningful.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO and AFFO accordingly.

Net Income, FFO, and AFFO for the three months ended June 30, 2017 and 2016

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended June 30, 2017 and 2016. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and noncontrolling interests. As the noncontrolling interests share in our net income on a one-for-one basis, the basic and diluted per-share amounts are the same.

	Three-months ended June 30,		Increase/
(in thousands, except per share data)	2017	2016	Decrease
Net income	$15,992	$5,356	$10,636
Net earnings per diluted share	0.89	0.38	0.51
FFO	25,248	16,266	8,982
FFO per diluted share	1.40	1.15	0.25
AFFO	24,048	19,364	4,684
AFFO per diluted share	1.33	1.36	(0.03)
Diluted WASO(1)	18,051	14,193

(1)	Weighted average number of shares of our common stock and membership units in the Operating Company outstanding (“WASO”), computed in accordance with GAAP

Net income

Net income increased by $10.6 million, from $5.4 million for the three months ended June 30, 2016, to $16.0 million for the three months ended June 30, 2017. Net earnings per diluted share increased by $0.51 during the same period, up to $0.89 per share. The increase in net income and earnings per share is attributable to investments in real estate properties. During the three months ended June 30, 2017, we closed five real estate acquisitions and acquired $103.1 million in real estate, excluding capitalized acquisition costs, comprised of 38 new properties. Additionally, subsequent to June 30, 2016 and for the twelve month period ended June 30, 2017, we closed 19 real estate acquisitions and acquired approximately $466.1 million in real estate comprised of 94 new properties. The increase in net income was partially offset by a 3.9 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

During the three months ended June 30, 2016 we recognized $4.5 million in acquisition expenses. We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the three months ended June 30, 2017, we capitalized $2.9 million in acquisition expenses relating to $103.1 million in acquisitions. As such, net income for the three months ended June 30, 2016 was impacted by acquisition expenses, however, net income for the three months ended June 30, 2017 was not. The impact of capitalizing acquisition expenses during the three months ended June 30, 2017 was partially offset by increased depreciation expense relating to the capitalized costs.

The increase in net income for the three months ended June 30, 2017 was also impacted by a $5.5 million gain on the sale of real estate, representing a $5.2 million increase as compared to the three months ended June 30, 2016.

FFO

FFO for the three months ended June 30, 2017 was $25.2 million, representing a $9.0 million increase from FFO of $16.3 million for the three months ended June 30, 2016. FFO per diluted share increased by $0.25 during the same period to $1.40 per share. The increase in FFO and FFO per share is primarily driven by increased revenue year-over-year as a result of growth in our real estate investment portfolio, as discussed for net income above. Growth in FFO per diluted share was less than growth in net earnings per diluted share primarily as a result of a $5.5 million gain on sale of real estate recognized in net income during the three months ended June 30, 2017, which was adjusted in the FFO computation.

AFFO

AFFO for the three months ended June 30, 2017 was $24.0 million, representing a $4.6 million increase from AFFO of $19.4 million for the three months ended June 30, 2016. AFFO per diluted share decreased by $0.03 during the same period to $1.33 per diluted share. Adjustments to FFO of $(1.2) million for the three months ended June 30, 2017 to arrive at AFFO decreased approximately $4.3 million, as compared to adjustments to FFO of $3.1 million for the three months ended June 30, 2016. The decrease was primarily comprised of a $2.9 million decrease in the add-back for (gain) loss on interest rate swaps and other non-cash interest expense. During the three months ended June 30, 2016, we recognized $1.7 million in interest rate swap ineffectiveness that was not recognized during the three months ended June 30, 2017. Ineffectiveness during the three months ended June 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full-year 2016 impact to the consolidated income statement. The decrease was also attributable to a $1.2 million decrease in interest expense during the three months ended June 30, 2017 related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

The decrease in the adjustments to FFO in arriving at AFFO was also the result of a $4.5 million decrease in the add-back for acquisition expenses and a $0.8 million increase in the deduction for straight-line rent. Effective January 1, 2017, we adopted ASU 2017-01 on a prospective basis, and as a result, we now treat our property acquisitions as asset acquisitions, as opposed to our previous treatment as business acquisitions. Acquisition expenses, which were previously expensed as incurred, are now capitalized as part of the cost-basis of the underlying assets acquired. Accordingly, for the three months ended June 30, 2017 there were no acquisition expenses included in the consolidated statement of income. The increase in the deduction for straight-line was driven by the volume of acquisitions subsequent to June 30, 2016, with periodic contractual rent escalation clauses included in long-term leases. As of June 30, 2017, the weighted average contractual rent escalations on our real estate portfolio was 2.1%.

The decreases in the adjustments to FFO in arriving at AFFO were partially offset by a $3.5 million increase in the addback for cost on debt extinguishment. The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. The fluctuation is a direct result of the $800 million Credit Facility we closed on June 23, 2017, prior to quarter end, with no similar activity during the three months ended June 30, 2016

Net Income, FFO, and AFFO for the six months ended June 30, 2017 and 2016

The following table presents our net income and our non-GAAP FFO and AFFO for the six months ended June 30, 2017 and 2016. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and noncontrolling interests. As the noncontrolling interests share in our net income on a one-for-one basis, the basic and diluted per-share amounts are the same.

	Six Months Ended June 30,		Increase/
(in thousands, except per share data)	2017	2016	Decrease
Net income	$29,738	$11,057	$18,681
Net earnings per diluted share	1.70	0.81	0.89
FFO	52,785	31,110	21,675
FFO per diluted share	3.01	2.27	0.74
AFFO	48,130	36,641	11,489
AFFO per diluted share	2.75	2.68	0.07
Diluted WASO	17,530	13,695

Net income

Net income increased by $18.6 million, from $11.1 million for the six months ended June 30, 2016, to $29.7 million for the six months ended June 30, 2017. Net earnings per diluted share increased by $0.89 during the same period, up to $1.70 per share. The increase in net income and earnings per share is attributable to accretive investments in real estate properties made during 2016, coupled with the annualized revenue streams from the real estate investments made during the six months ended June 30, 2016. We added $192.9 million and $245.6 million in real estate investments during the six months ended June 30, 2017 and 2016, respectively. The increase in net income in the earnings per share computation was partially offset by a 3.9 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

During the six months ended June 30, 2016 we recognized $5.9 million in acquisition expenses. We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the six months ended June 30, 2017, we capitalized $4.2 million in acquisition expenses relating to $192.9 million in acquisitions. As such, net income for the six months ended June 30, 2016 was impacted by acquisition expenses, however, net income for the six months ended June 30, 2017 was not. The impact of capitalizing acquisition expenses during the six months ended June 30, 2017 was partially offset by increased depreciation expense relating to the capitalized costs.

The increase in net income for the six months ended June 30, 2017 was also impacted by a $6.3 million gain on the sale of real estate, representing a $5.2 million increase as compared to the six months ended June 30, 2016.

FFO

FFO for the six months ended June 30, 2017 was $52.8 million, representing a $21.7 million increase from FFO of $31.1 million for the six months ended June 30, 2016. FFO per diluted share increased by $0.74 during the same period to $3.01 per share. The increase in FFO is primarily driven by increased revenue period-over-period as the result of growth in our real estate investment portfolio. We added $192.9 million in real estate investments during the six months ended June 30, 2017. Growth in FFO per diluted share was less than growth in net earnings per diluted share primarily as a result of a $6.3 million gain on sale of real estate recognized in net income during the six months ended June 30, 2017, which was adjusted and excluded in the FFO computation.

AFFO

AFFO for the six months ended June 30, 2017 was $48.1 million, representing a $11.5 million increase from AFFO of $36.6 million for the six months ended June 30, 2016. AFFO per diluted share increased by $0.07 during the same period to $2.75 per diluted share. Adjustments to FFO of $(4.7) million during the six months ended June 30, 2017 to arrive at AFFO decreased approximately $10.2 million, as compared to adjustments to FFO of $5.5 million during the six months ended June 30, 2016. The decrease was primarily comprised of a $6.5 million decrease in the add-back for (gain) loss on interest rate swaps and other non-cash interest expense. During the six months ended June 30, 2016, we recognized $5.2 million in interest rate swap ineffectiveness that was not recognized during the six months ended June 30, 2017. Ineffectiveness during the six months ended June 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full-year 2016 impact to the consolidated income statement. The decrease was also attributable to a $1.2 million decrease in interest expense during the six months ended June 30, 2017 related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

The decrease in the adjustments to FFO in arriving at AFFO was also the result of a $5.9 million decrease in the add-back for acquisition expenses and a $2.1 million increase in the deduction for straight-line rent. Effective January 1, 2017, we adopted ASU 2017-01 on a prospective basis, and as a result, we now treat our property acquisitions as asset acquisitions, as opposed to our previous treatment as business acquisitions. Acquisition expenses, which were previously expensed as incurred, are now capitalized as part of the cost-basis of the underlying assets acquired. Accordingly, for the six months ended June 30, 2017 there were no acquisition expenses included in the consolidated statement of income. The increase in the deduction for straight-line was driven by the volume of acquisitions subsequent to June 30, 2016, with periodic contractual rent escalation clauses included in long-term leases. As of June 30, 2017, the weighted average contractual rent escalations on our real estate portfolio was 2.1%.

The decreases in the adjustments to FFO in arriving at AFFO were partially offset by a $3.6 million increase in the addback for cost on debt extinguishment. The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. The fluctuation is a direct result of the $800 million Credit Facility we closed on June 23, 2017, prior to quarter end, with no similar activity during the six months ended June 30, 2016.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2017 and 2016. Also presented is information regarding distributions paid to common stockholders and noncontrolling interests and the weighted average number of shares of our common stock and noncontrolling membership units of the Operating Company used for the basic and diluted computation per share:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$15,992	$5,356	$29,739	$11,057
Real property depreciation and amortization	14,733	11,252	29,326	21,159
Gain on sale of real estate	(5,477)	(342)	(6,280)	(1,106)
FFO	$25,248	$16,266	$52,785	$31,110
Capital improvements / reserves	(49)	(49)	(97)	(98)
Straight line rent adjustment	(4,030)	(3,274)	(8,068)	(6,003)
Cost of debt extinguishment	3,567	53	3,615	53
Amortization of debt issuance costs	433	416	857	838
Amortization of net mortgage premiums	(29)	(48)	(70)	(95)
(Gain) Loss on interest rate swaps and other non-cash interest expense	(1,280)	1,667	(1,280)	5,200
Amortization of lease intangibles	188	(139)	388	(254)
Acquisition expenses	-	4,472	-	5,890
AFFO	$24,048	$19,364	$48,130	$36,641

Diluted WASO	18,051	14,193	17,530	13,695

Distributions declared to common stockholders	$20,746	$15,622	$40,072	$34,753
Distributions declared to noncontrolling interests	1,792	1,976	3,734	4,133
Total distributions declared	$22,538	$17,598	$43,806	$38,886

Net earnings per share, basic and diluted	$0.89	$0.38	$1.70	$0.81
FFO per diluted share	1.40	1.15	3.01	2.27
AFFO per diluted share	1.33	1.36	2.75	2.68

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates under Item 2. “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see note 2 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating rate indebtedness under our unsecured credit facilities and certain mortgages. Borrowings pursuant to our unsecured credit facilities and floating-rate mortgages bear interest at floating rates based on LIBOR plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable rate debt to a fixed rate. As of June 30, 2017, we had 25 interest rate swap agreements outstanding, with an aggregate notional amount of $665 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable rate borrowings. The interest rate swaps have been designated by us as effective cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of the current swap agreements relating to our unsecured credit facilities. Several of the interest rate swaps agreements set forth in the table below were entered into in conjunction with previous secured and unsecured borrowings that were retired and the swaps have since been reapplied in support of the current unsecured credit facilities.

Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	11/1/2023	2.80%	LIBOR 1 month	$25,000,000	$(1,233,130)
Bank of Montreal	07/01/25	2.32%	LIBOR 1 month	25,000,000	(492,698)
Bank of Montreal	1/2/2025	1.91%	LIBOR 1 month	25,000,000	203,675
Bank of Montreal	01/02/26	1.92%	LIBOR 1 month	25,000,000	321,892
Bank of Montreal	1/2/2026	2.05%	LIBOR 1 month	40,000,000	111,736
Bank of Montreal	07/01/24	1.16%	LIBOR 1 month	40,000,000	2,223,421
Bank of Montreal	12/29/26	2.33%	LIBOR 1 month	10,000,000	(171,264)
Capital One, N.A.	01/02/26	2.08%	LIBOR 1 month	35,000,000	50,183
Capital One, N.A.	12/01/24	1.58%	LIBOR 1 month	15,000,000	477,646
Capital One, N.A.	07/01/26	1.32%	LIBOR 1 month	35,000,000	2,365,405
Capital One, N.A.	12/31/21	1.05%	LIBOR 1 month	15,000,000	497,829
Manufacturers & Traders Trust Co.	9/1/2017	1.09%	LIBOR 1 month	25,000,000	5,408
Manufacturers & Traders Trust Co. (1)	9/1/2022	2.83%	LIBOR 1 month	25,000,000	(1,150,918)
Manufacturers & Traders Trust Co.	11/1/2023	2.65%	LIBOR 1 month	25,000,000	(1,063,660)
Regions Bank	3/29/2019	1.91%	LIBOR 3 month	25,000,000	(159,176)
Regions Bank	3/31/2022	2.43%	LIBOR 3 month	25,000,000	(630,955)
Regions Bank	5/1/2020	2.12%	LIBOR 1 month	50,000,000	(696,956)
Regions Bank	3/1/2018	1.77%	LIBOR 1 month	25,000,000	(77,693)
Regions Bank	12/31/23	1.18%	LIBOR 1 month	25,000,000	1,226,854
SunTrust Bank	4/1/2025	2.20%	LIBOR 1 month	25,000,000	(359,406)
SunTrust Bank	4/1/2024	1.99%	LIBOR 1 month	25,000,000	(84,302)
SunTrust Bank	07/01/25	1.99%	LIBOR 1 month	25,000,000	57,125
SunTrust Bank	01/01/26	1.93%	LIBOR 1 month	25,000,000	239,986
Wells Fargo Bank, N.A.	2/1/2021	2.39%	LIBOR 1 month	35,000,000	(847,432)
Wells Fargo Bank, N.A.	10/1/2024	2.72%	LIBOR 1 month	15,000,000	(723,125)
(1)	The swap is a forward starting swap which becomes effective September 2017.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2017, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance or are subject to our right to be indemnified by our tenants that we include in our leases. Management is not aware of any material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in the Company’s Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Common Stock

In December 2007, we commenced our ongoing private offering of shares of our common stock. The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the six months ended June 30, 2017 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Determined Share Value – Common Shares (1)	Total Proceeds – Common Shares Sold	Common Shares DRIP	Determined Share Value – DRIP(2)	Total Proceeds – Common Share DRIP(3)	Total Proceeds
January	2017	413	$77	$31,827	38	$75	$2,836	$34,663
February	2017	270	79	21,314	39	75	2,934	24,248
March	2017	368	79	28,946	39	77	3,071	32,017
April	2017	234	79	18,462	41	77	3,166	21,628
May	2017	291	80	23,242	42	78	3,266	26,508
June	2017	352	80	28,064	42	79	3,319	31,383
TOTAL		1,928		$151,855	241		$18,592	$170,447

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares are purchased at a discounted rate of 98% of the Determined Share Value.
(3)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 13 to the consolidated financial statements included in this Form 10-Q for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “accredited investor,” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as accredited investors.

Issuances of Membership Units

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the Operating Company in exchange for membership units in the Operating Company. During June 2017 we issued 103,478 membership units in the Operating Company in exchange for property in the amount of $8.3 million. There were no other membership unit issuances during the six months ended June 30, 2017.

None of the membership units in the Operating Company discussed above were registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the membership units in the Operating Company discussed above were sold to persons who represented to us in writing that they qualified as an “accredited investor,” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as accredited investors.

Repurchases of Equity Securities

During the three months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2017	-	-	$-	(3)
May 2017	-	-	$-	(3)
June 2017	20,641	20,641	$79.29	(3)
(1)

Repurchases of shares of our common stock pursuant to the share redemption program will be made quarterly, at the end of the quarter, upon written request to us delivered at least 10 calendar days prior to the last business day of the applicable calendar quarter, and the redemption price paid for redeemed shares will be paid in cash within three business days of the last business day of the applicable calendar quarter.

(2)

Shares held for more than 12 months, but less than 5 years, will be redeemed at a purchase price equal to 95% of the Determined Share Value in effect as of the last business day of the quarter in which the shares are timely tendered for redemption and shares held for five years or more will be redeemed at a purchase price equal to 100% of the Determined Share Value in effect as of the last business day of the quarter in which the shares are timely tendered for redemption, subject to certain exceptions as set forth in the share redemption program.

(3)

The total number of shares redeemed pursuant to the share redemption program in any quarter may not exceed (i) 1% of the total number of shares outstanding at the beginning of the applicable calendar year, plus (ii) 50% of the total number of any additional shares of our common stock issued during the prior calendar quarter pursuant to our DRIP; provided, however, that the total number of shares redeemed during any calendar year may not exceed 5% of the number of shares outstanding as of the first day of such calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1(a)	Articles of Incorporation of Broadstone Net Lease, Inc.

3.2(a)	Amended and Restated Bylaws of Broadstone Net Lease, Inc.

4.1(a)	Broadstone Net Lease, Inc. Distribution Reinvestment Plan

4.2(b)	Broadstone Net Lease, Inc. Share Redemption Program

10.1(c)

Seventh Amendment to Credit Agreement, dated as of May 25, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto

10.2

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference)

10.3

Amended and Restated Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

(a)	Incorporated herein by reference to the General Form for Registration of Securities on Form 10, filed on April 24, 2017.
(b)	Incorporated herein by reference to the Company’s Amendment No. 2 to the General Form for Registration of Securities on Form 10, filed on June 29, 2017.
(c)	Incorporated herein by reference to the Company’s Amendment No. 1 to the General Form for Registration of Securities on Form 10, filed on June 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSTONE NET LEASE, INC.

Date: August 10, 2017	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer

Date: August 10, 2017	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer