Form 10-Q
period 2017-09-30
Broadstone Net Lease, Inc.
filed 2017-11-13
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-55774

BROADSTONE NET LEASE, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Clinton Square Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 18,491,182.216 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 13, 2017.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Accounted for using the operating method, net of accumulated depreciation	$1,891,708	$1,637,700
Accounted for using the direct financing method	41,612	47,271
Investment in rental property, net	1,933,320	1,684,971

Cash and cash equivalents	13,698	21,635
Restricted cash	925	1,468
Accrued rental income	47,766	36,577
Tenant and other receivables, net	1,120	355
Tenant and capital reserves	897	767
Prepaid expenses and other assets	699	260
Notes receivable	6,527	6,527
Investment in related party	10,000	10,000
Interest rate swap, assets	7,493	9,598
Intangible lease assets, net	205,469	168,121
Debt issuance costs – unsecured revolver, net	3,139	446
Leasing fees, net	13,046	11,329
Total assets	$2,244,099	$1,952,054

Liabilities and equity
Unsecured revolver	$126,500	$102,000
Mortgages and notes payable, net	57,883	106,686
Unsecured term notes, net	721,907	657,891
Interest rate swap, liabilities	7,119	10,217
Accounts payable and other liabilities	18,426	17,396
Due to related parties	1,688	364
Tenant improvement allowances	6,627	9,490
Accrued interest payable	4,880	1,602
Intangible lease liabilities, net	66,303	47,871
Total liabilities	1,011,333	953,517

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholder’s equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 80,000 shares authorized, 18,260 and 15,158 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	15
Additional paid-in capital	1,253,431	1,009,431
Subscriptions receivable	(470)	(9,790)
Cumulative distributions in excess of retained earnings	(112,725)	(89,960)
Accumulated other comprehensive income	(40)	2,092
Total Broadstone Net Lease, Inc. stockholders’ equity	1,140,214	911,788
Non-controlling interests	92,552	86,749
Total equity	1,232,766	998,537
Total liabilities and equity	$2,244,099	$1,952,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Rental income from operating leases	$43,233	$34,806	$123,890	$96,779
Earned income from direct financing leases	968	1,143	3,175	3,406
Operating expenses reimbursed from tenants	1,995	1,056	4,908	3,059
Other income from real estate transactions	39	5	117	176
Total revenues	46,235	37,010	132,090	103,420

Operating expenses
Depreciation and amortization	15,643	12,114	44,969	33,273
Asset management fees	3,844	2,789	10,666	7,770
Property management fees	1,249	1,010	3,635	2,868
Acquisition expenses	-	2,367	-	8,256
Property and operating expense	2,009	1,184	4,710	3,005
General and administrative	1,173	598	3,297	1,951
State and franchise tax	301	71	511	181
Provision for impairment of investment in rental properties	2,608	-	2,608	-
Total operating expenses	26,827	20,133	70,396	57,304

Operating income	19,408	16,877	61,694	46,116

Other income (expenses)
Preferred distribution income	187	181	550	531
Interest income	127	4	354	9
Interest expense	(9,380)	(4,576)	(25,182)	(24,166)
Cost of debt extinguishment	(1,404)	(52)	(5,019)	(105)
Gain on sale of real estate	4,052	2,983	10,332	4,089
Net income	12,990	15,417	42,729	26,474

Net income attributable to non-controlling interests	(1,042)	(1,459)	(3,460)	(2,600)
Net income attributable to Broadstone Net Lease, Inc.	$11,948	$13,958	$39,269	$23,874

Weighted average number of common shares outstanding
Basic	17,617	13,647	16,607	12,738
Diluted	19,147	15,074	18,069	14,154
Net Earnings per common share
Basic and diluted	$0.68	$1.02	$2.36	$1.87

Comprehensive income (loss)
Net income	$12,990	$15,417	$42,729	$26,474
Other comprehensive income (loss)
Change in fair value of interest rate swaps	283	1,280	(1,448)	(20,551)
Realized loss on interest rate swaps	-	-	(873)	-
Comprehensive income	13,273	16,697	40,408	5,923
Comprehensive income attributable to non-controlling interests	(1,046)	(1,581)	(3,271)	(443)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$12,227	$15,116	$37,137	$5,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interests	Total
Balance, January 1, 2016	$11	$738,909	$(1,506)	$(56,911)	$(10,340)	$77,782	$747,945
Net income	-	-	-	23,874	-	2,600	26,474
Issuance of 2,809 shares of common stock, net	3	209,049	(1,977)	-	-	-	207,075
Other offering costs	-	(976)	-	-	-	-	(976)
Issuance of 97 membership units	-	-	-	-	-	7,190	7,190
Distributions declared ($0.405 per share January and February 2016, $0.410 per share March through September 2016)	-	-	-	(51,558)	-	(5,860)	(57,418)
Change in fair value of interest rate swap agreements	-	-	-	-	(18,394)	(2,157)	(20,551)
Redemption of 87 shares of common stock	-	(6,487)	-	-	-	-	(6,487)
Balance, September 30, 2016	$14	$940,495	$(3,483)	$(84,595)	$(28,734)	$79,555	$903,252

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	-	-	-	39,269	-	3,460	42,729
Issuance of 3,163 shares of common stock, net	3	249,942	9,320	-	-	-	259,265
Other offering costs	-	(1,144)	-	-	-	-	(1,144)
Issuance of 103 membership units	-	-	-	-	-	8,278	8,278
Distributions declared ($0.410 per share January 2017, $0.415 per share February through September 2017)	-	-	-	(62,034)	-	(5,719)	(67,753)
Change in fair value of interest rate swap agreements	-	-	-	-	(1,328)	(120)	(1,448)
Realized loss on interest rate swap agreements	-	-	-	-	(804)	(69)	(873)
Conversion of 1 membership unit to 1 share of common stock	-	27	-	-	-	(27)	-
Redemption of 62 shares of common stock	-	(4,825)	-	-	-	-	(4,825)
Balance, September 30, 2017	$18	$1,253,431	$(470)	$(112,725)	$(40)	$92,552	$1,232,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2017	2016
Operating activities
Net income	$42,729	$26,474
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	45,456	32,900
Provision for impairment of investment in rental properties	2,608	-
Amortization of debt issuance costs charged to interest expense	1,478	1,136
Straight-line rent and financing lease adjustments	(12,505)	(9,736)
Cost of debt extinguishment	5,019	105
(Gain) on sale of real estate	(10,332)	(4,089)
Non-cash interest expense	(1,349)	2,219
Repayment of interest rate swap, liability	(1,965)	-
Leasing fees paid	(2,597)	(2,827)
Other non-cash items	325	306
Changes in assets and liabilities:
Tenant and other receivables	(237)	286
Prepaid expenses and other assets	(440)	(630)
Accounts payable and other liabilities	897	5,870
Accrued interest payable	3,278	134
Net cash provided by operating activities	72,365	52,148

Investing activities
Acquisition of rental property accounted for using the operating method	(345,789)	(367,654)
Acquisition of rental property accounted for using the direct financing method	(3,546)	(544)
Capital expenditures and improvements	(3,871)	(7,525)
Proceeds from disposition of rental property, net	55,296	15,608
Increase in tenant and capital reserves	(130)	(43)
Decrease in restricted cash	543	65
Net cash used in investing activities	(297,497)	(360,093)

Financing activities
Proceeds from issuance of common stock, net	229,698	186,013
Redemptions of common stock	(4,825)	(6,487)
Borrowings on unsecured term notes	400,000	95,000
Principal payments on mortgages and notes payable and unsecured term notes	(384,087)	(9,171)
Borrowings on unsecured revolver	220,000	226,500
Repayments on unsecured revolver	(195,500)	(146,000)
Cash distributions paid to stockholders	(32,533)	(26,060)
Cash distributions paid to non-controlling interests	(5,669)	(5,275)
Debt issuance and extinguishment costs paid	(9,889)	(622)
Net cash provided by financing activities	217,195	313,898

Net (decrease) increase in cash and cash equivalents	(7,937)	5,953
Cash and cash equivalents at beginning of period	21,635	27,050
Cash and cash equivalents at end of period	$13,698	$33,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, and other commercial businesses under long-term lease agreements. Properties are generally leased on a triple-net basis such that tenants pay all operating expenses relating to the property, including, but not limited to, property taxes, insurance, maintenance, repairs, and capital costs, during the lease term. As of September 30, 2017, the Corporation owned a diversified portfolio of 477 individual net leased commercial properties located in 37 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. At September 30, 2017 and December 31, 2016, the Corporation owned economic interests of 92.3% and 91.4%, respectively, in the Operating Company. The Corporation is also the sole managing member of the Operating Company. The remaining interests in the Operating Company are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”).

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s affairs. The Corporation is externally managed and its board of directors has retained Broadstone Asset Management, LLC (the “Asset Manager”) to manage the day-to-day affairs and to implement the Corporation’s investment strategy, and the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”), to provide certain property management services for the Corporation’s properties, subject to the board of directors’ direction, oversight, and approval. The Asset Manager is a wholly-owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Corporation. Refer to Note 3 for further discussion over related parties and related party transactions.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the SEC’s Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited financial statements for the year ended December 31, 2016, included in the Company’s Amendment No. 2 to its Registration Statement on Form 10, filed with the SEC on June 29, 2017 (the “Form 10”). Therefore, the readers of this quarterly report should refer to those audited financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly-owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.3% interest in the Operating Company at September 30, 2017 and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance effective for the Corporation as of January 1, 2016, the Corporation concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the Operating Company not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to the allocation of purchase price between investment in rental property and intangible assets acquired and liabilities assumed, the value of long-lived assets, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the allowance for doubtful accounts, the fair value of assumed debt and notes payables, the fair value of the Company’s interest rate swap agreements and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition.  Such cash flows include factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgement is made as to if and when impairment should be taken, if our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized.

Inputs used in establishing fair value for real estate assets generally fall within Level 3 of the fair value hierarchy, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs is current market condition, as derived through our use of published commercial real estate market information. We determine the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties. Management may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

During the three months ended September 30, 2017 we recorded impairment of $2,608 based on our consideration of the factors detailed above. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.25% to 12%, and a weighted average discount rate of 8%.

The Company has reduced the carrying value of the impaired real estate assets to the estimated fair value as detailed below:

	September 30, 2017
(in thousands)	Carrying Amount	Allocation of Impairment	Net Carrying Amount
Investments in rental property accounted for using the operating method, net of accumulated depreciation	$16,159	$(2,401)	$13,758
Intangible lease assets, net	1,263	(204)	1,059
Leasing fees, net	123	(16)	107
Intangible lease liabilities, net	(101)	13	(88)
	$17,444	$(2,608)	$14,836

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to its contractual due date and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance was $6,845 and $7,566 at September 30, 2017 and December 31, 2016, respectively.

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

Under the terms of the lease agreements with tenants, in the case of full or partial loss to a property the tenant has an obligation to restore/rebuild the premises as nearly as possible to its value, condition and character immediately prior to such event. To mitigate the risk of loss, the Company requires tenants to maintain general liability insurance policies on the replacement value of the properties. Based on these considerations, the Company follows the guidance in ASC 605-40, Classification of Insurance Recoveries, for the conversion of nonmonetary assets (i.e., the properties) to monetary assets (i.e., insurance recoveries or tenant recoveries). Under ASC 605-40, once probable of receipt, the Company recognizes an insurance/tenant recovery receivable in Tenant and other receivables, net, in the Condensed Consolidated Balance Sheet, with a corresponding offset to the accelerated depreciation recognized in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). If the insurance/tenant recovery is less than the amount of accelerated depreciation recognized, the Company will recognize a net loss in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). If the insurance/tenant recovery is greater than the amount of accelerated depreciation recognized, the Company will only recognize a recovery up to the amount of the accelerated depreciation, and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash advances are received.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 7.7% and 8.6% at September 30, 2017 and December 31, 2016, respectively, by third parties which are accounted for as a separate component of equity.

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

The balances of financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are as follows (see Note 10):

	September 30, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$7,493	$-	$7,493	$-
Interest rate swap, liabilities	(7,119)	-	(7,119)	-
	$374	$-	$374	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$9,598	$-	$9,598	$-
Interest rate swap, liabilities	(10,217)	-	(10,217)	-
	$(619)	$-	$(619)	$-

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps are determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the London Interbank Offered Rate (“LIBOR”) swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short term nature.

The fair value of the Company’s debt was estimated using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, US treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation. The fair value of the Company’s Mortgage and notes payable, Unsecured term notes, net, and Unsecured revolver are estimated to be $914,270 and $873,026 at September 30, 2017 and December 31, 2016, respectively, as compared to the carrying amount of such debt of $910,072 and $869,524 on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.

As disclosed under the Long-lived Asset Impairment Charges section of Note 2, the Company’s non-recurring fair value measurements for the three months ended September 30, 2017 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs. The Company did not have any assets measured at fair value on a nonrecurring basis at December 31, 2016.

Taxes Collected From Tenants and Remitted to Governmental Authorities

Substantially all of the Company’s leases are triple-net, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance. The Company records such expenses on a net basis. For the three months ended September 30, 2017 and 2016, the Company’s tenants, pursuant to their lease obligations, have made direct payment for property taxes to the taxing authorities of approximately $2,448 and $1,609, respectively. For the nine months ended September 30, 2017 and 2016, the Company’s tenants, pursuant to their lease obligations, have made direct payment for property taxes to the taxing authorities of approximately $13,405 and $11,176, respectively.

In some situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue of $608 and $551 is included in Operating expenses reimbursed from tenants and expense of $885 and $718 is included in Property and operating expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended September 30, 2017 and 2016, respectively. Taxes collected from tenants were $1,787 and $1,379, while taxes remitted to governmental authorities were $2,084 and $1,442 for the nine months ended September 30, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Boards (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets. Under ASU 2017-01, the Company expects that most of its investments in real estate will be considered asset acquisitions. While there are various differences between accounting for an asset acquisition and a business combination, the largest impact is the capitalization of acquisition expenses for asset acquisitions, which are expensed for business combinations. ASU 2017-01 is effective, on a prospective basis, for interim and annual periods beginning after January 1, 2019, with early adoption permitted. The Company adopted the guidance, effective January 1, 2017. As a result of the adoption, the Company capitalized $6,583 of acquisition costs in connection with investments in real estate closed during the nine months ended September 30, 2017 that qualified as asset acquisitions under the adopted guidance.

Other Recently Issued Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company currently reflects the change in restricted cash in its cash flows from investing activities. Upon adoption, these amounts will be included in the cash and cash equivalents balance when reconciling the beginning and end of period total amounts. For the nine months ended September 30, 2017 the decrease in restricted cash included in cash flows from investing activities was $543.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides classification guidance for eight specific topics, including but not limited to, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company has assessed the impact of adopting ASU 2016-15, noting the classification of debt extinguishment costs in the Condensed Consolidated Statement of Cash Flows is applicable to the Company, however, will have no impact as the Company currently classifies these as cash flows used in financing activities.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company does not have any material leases where the Company is the lessee. Under the new pronouncement, lessor accounting will be largely unchanged from existing GAAP.  However, there are certain changes, including 1) accounting for non-lease components of leases and 2) lease classification tests. In adopting the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective January 1, 2019, with early adoption permitted. The Company is continuing to evaluate the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures until the guidance becomes effective.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. With the deferral, ASU 2014-09 is effective January 1, 2018, with early adoption permitted beginning January 1, 2017. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement to have a material effect on the amount or timing of revenue recognized in its Condensed Consolidated Financial Statements as it believes its revenue, excluding revenue streams recognized in Other income from real estate transactions and Gain on sale of real estate, falls outside the scope of this guidance. The Company expects to adopt the guidance using the modified retrospective approach on January 1, 2018. The Company will, however, continue to evaluate the impact of this guidance until it becomes effective.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09. The new pronouncement, which adds guidance for partial sales of nonfinancial assets, including real estate. In adopting ASU 2017-05, companies may use either a full retrospective or a modified retrospective approach. The Company currently recognizes revenue on sales of real estate at the time the asset is transferred (i.e., at the time of closing). Upon adoption of ASU 2014-09, and therefore ASU 2017-05, the Company will need to evaluate any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as transaction price allocation. The Company does not expect the adoption of this pronouncement to have a material effect on the amount or timing of revenue recognized in its Condensed Consolidated Financial Statements. The Company expects to adopt the guidance using the modified retrospective approach on January 1, 2018. The Company will, however, continue to evaluate the impact of this guidance until it becomes effective.

3. Related-Party Transactions

Property Management Agreement

The Corporation and the Operating Company have entered into a property management agreement (the “Property Management Agreement”) with the Manager, a related party in which certain officers and directors of the Corporation have either a direct or indirect ownership interest. Under the terms of the Property Management Agreement, the Manager manages and coordinates certain aspects of the leasing of the Company’s rental property.

In exchange for various services provided under the Property Management Agreement, the Manager is compensated as outlined in the agreement.

In addition, the Manager may also provide, but is not obligated to provide, short-term financing to, or guarantees for, the Operating Company. In exchange for these services, the Manager is entitled to receive an interest rate of up to the prime rate plus 1.00% in exchange for any advances to the Operating Company, and 0.05% for guaranteeing recourse carve-outs on financing arrangements. No such advances or guarantees were outstanding or made during the nine months ended September 30, 2017 and 2016, respectively.

The initial term of the Property Management Agreement is effective through December 31, 2017, after which it automatically renews for successive one year periods, unless either party provides written notice of termination in accordance with the Property Management Agreement. The Corporation’s Independent Directors Committee (“IDC”) has approved the renewal of the Property Management Agreement through December 31, 2018. If the Corporation terminates the Property Management Agreement prior to any renewal term or the IDC terminates the agreement within 30 days following a change in control of the Manager (as defined in Property Management Agreement), the Corporation will be required to pay to the Manager a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12 month period immediately preceding the date of such termination. Although not terminable as of September 30, 2017, if the Property Management Agreement had been terminated at September 30, 2017 subject to the conditions noted above, the termination fee would have been $14,121.

Asset Management Agreement

The Corporation and the Operating Company have entered into an asset management agreement (the “Asset Management Agreement”) with the Asset Manager, a wholly-owned subsidiary of the Manager, and therefore a related party in which certain officers and directors of the Company have an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager is responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the IDC for its valuation functions and other duties. The Asset Manager also designates two individuals to serve on the Board of Directors of the Corporation.

Under the terms of the Asset Management Agreement, the Asset Manager receives an annual asset management fee (“Asset Management Fee”) equal to 1% of the aggregate value of the Corporation’s common stock, based on the Determined Share Value (as defined in Note 13) as determined by the IDC each quarter, on a fully diluted basis as if all interests in the Operating Company had been converted into shares of the Corporation’s common stock. Through December 31, 2017, compensation to the Asset Manager for any quarter will be deferred in whole or in part at any time during a rolling 12 month period when cumulative distributions are below $3.50 per share. Any deferred compensation under the Asset Management Agreement will accrue interest at the rate of 7% per annum until paid and will be paid from available funds after cumulative 12 month distributions equal $3.50 per share. No compensation to the Asset Manager was deferred during the nine months ended September 30, 2017 and 2016. In addition, the Company pays the Asset Manager, or its designee, a marketing fee equal to 0.5% of all contributions of cash or property to the Corporation or the Operating Company, excluding reinvestments of distributions pursuant to the Distribution Reinvestment Plan (See Note 13), as compensation for its internal and third party offering and marketing costs and expenses. The Asset Manager has the responsibility to cover offering, marketing, and brokerage expenses associated with investor related matters of the Corporation and Operating Company.

The Asset Management Agreement includes various other fees paid to the Asset Manager in exchange for services provided under the agreement, as noted in the table below.

The initial term of the Asset Management Agreement is effective through December 31, 2017, after which it automatically renews for successive one year periods, unless either party provides written notice of termination in accordance with the Asset Management Agreement. The IDC has approved the renewal of the agreement through December 31, 2018. If the Corporation terminates the agreement prior to any renewal term or the IDC terminates the agreement within thirty days following a change in control of the Asset Manager (as defined in the Asset Management Agreement), the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12 month period immediately preceding the date of such termination. Although not terminable as of September 30, 2017, if the Asset Management Agreement had been terminated at September 30, 2017 subject to the conditions noted above, the termination fee would have been $41,552. Total fees incurred under the Property Management Agreement and Asset Management Agreement for the three and nine months ended September 30, 2017 and 2016 are as follows:

		For the three months ended		For the nine months ended
(in thousands)		September 30,		September 30,
Type of Fee	Financial Statement Presentation	2017	2016	2017	2016
Asset management fee	Asset management fees	$3,844	$2,789	$10,666	$7,770
Property management fee	Property management fees	1,249	1,010	3,635	2,868
Total management fee expense		5,093	3,799	14,301	10,638

Marketing fee	Additional paid-in capital	342	318	1,144	976
Acquisition fee	Capitalized as a component of assets acquired in 2017 (See Note 4) and included as acquisition expenses in 2016	1,591	1,354	3,520	3,810
Leasing fee	Leasing fees, net	801	797	2,597	2,827
Disposition fee	Gain on sale of real estate	219	23	522	61
Total management fees		$8,046	$6,291	$22,084	$18,312

Included in management fees are $1,688 and $364 of unpaid fees recorded in Due to related parties on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.  All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

Legal Services

The Company retains the legal services of Vaisey Nicholson & Nearpass, PLLC (“VNN”), formerly a related party. One former minority partner of VNN is an immediate family member to a member of the management of the Company and an indirect minority owner of the Manager. Beginning January 2017, the family member was no longer an owner or partner of VNN and therefore, prospectively, VNN will no longer be deemed a related party. Legal services obtained from VNN are mainly for acquisition and disposition of real estate related matters, as well as general counsel regarding property management and financing. The IDC has reviewed the billings and other aspects of the relationship between VNN and the Company. The Company utilizes the services of other outside legal counsel as well. These fees are paid for in cash within the Company’s normal payment cycle for vendor payments. Included in these expenses are $527 of unpaid fees recorded in Accounts payable and other liabilities at September 30, 2016. The following table details the type of legal fees incurred from VNN for the three and nine months ended September 30, 2016:

(in thousands)	Financial Statement	For the three months ended	For the nine months ended
Type of Fee	Presentation	September 30, 2016	September 30, 2016
Legal services – general	General and administrative	$107	$276
Organization costs	General and administrative	4	18
		111	294

Finance related	Debt issuance costs(a)	47	94
Acquisition related fees	Acquisition expenses	89	1,756
Property disposition related	Gain on sale of real estate	34	34
Legal services - tenant related	Property and operating expenses	28	40
Total related party legal expenses		$309	$2,218

(a)	Amounts are recorded within Debt issuance costs – unsecured revolver, net, Mortgage and notes payable, net, and Unsecured term notes, net, on the accompanying Condensed Consolidated Balance Sheets.

4. Acquisitions

The Company closed on the following acquisitions during the nine months ended September 30, 2017:

(in thousands, except number of properties)
Date	Tenant Type	Number of Properties	Real Estate Acquisition Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retail	25	48,898
June 2, 2017	Retail	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Office	7	25,989
July 7, 2017	Office	1	32,210
August 4, 2017	Healthcare	3	11,732
August 31, 2017	Healthcare	3	16,700
August 31, 2017	Industrial	2	6,148
September 13, 2017	Retail	5	4,994
September 29, 2017	Industrial/Retail	7	30,012
September 29, 2017	Industrial	1	57,372
		70	$352,021	(a)

(a)	Acquisition price does not include acquisition costs of $6,583 capitalized in accordance with the adoption of ASU 2017-01 (see Note 2).

The Company closed on the following acquisitions during the nine months ended September 30, 2016:

(in thousands, except number of properties)
Date	Tenant Type	Number of Properties	Real Estate Acquisition Price
January 25, 2016	Retail	3	$13,376
February 1, 2016	Retail	1	27,000
March 24, 2016	Industrial	1	15,650
April 7, 2016	Office	2	17,115
April 25, 2016	Office	2	54,600
May 9, 2016	Retail	5	42,390
May 12, 2016	Office	1	4,500
May 20, 2016	Retail	19	36,843
May 25, 2016	Healthcare	(b)	5,624
June 30, 2016	Retail	7	28,477
July 15, 2016	Healthcare	2	26,700
August 12, 2016	Other	3	12,399
September 14, 2016	Office	1	14,000
September 29, 2016	Retail	24	82,338
		71	$381,012
(b)	Acquisition of capital expansion of existing property.

The Company allocated the purchase price of these properties to the relative fair value of the real estate assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the nine months ended September 30, 2017 and 2016, discussed above, excluding non-real estate liabilities assumed of $1,000 during the three and nine months ended September 30, 2017:

	September 30,	September 30,
(in thousands)	2017	2016
Land	$18,499	$63,918
Land improvements	28,463	28,250
Buildings and other improvements	279,110	251,861
Equipment	508	-
Acquired in-place leases(c)	37,110	38,456
Acquired above-market leases(d)	13,229	16,090
Acquired below-market leases(e)	(21,861)	(18,107)
Direct financing	3,546	544
	$358,604	$381,012

(c)	The weighted average amortization period for acquired in-place leases is 17 and 18 years for acquisitions completed during the nine months ended September 30, 2017 and 2016, respectively.
(d)	The weighted average amortization period for acquired above-market leases is 17 and 18 years for acquisitions completed during the nine months ended September 30, 2017 and 2016, respectively.
(e)	The weighted average amortization period for acquired below-market leases is 17 and 18 years for acquisitions completed during the nine months ended September 30, 2017 and 2016, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions closed during the nine months ended September 30, 2017 qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01. In conjunction with the acquisitions closed during the nine months ended September 30, 2016, expenses of $2,233 and $7,614 for the three and nine months ended September 30, 2016 were incurred and included in Acquisition expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). From the date of acquisition through September 30, 2016, the Company recorded revenues of $5,173 and $8,515 for the three and nine months ended September 30, 2016, respectively, related to the properties acquired and accounted for as business combinations, and recognized net income of $2,655 and $5,204 for the three and nine months ended September 30, 2016, excluding the impact of one-time acquisition expenses from the date of acquisition through September 30, 2016.

Subsequent to September 30, 2017, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
October 13, 2017	Healthcare	1	$10,000
November 1, 2017	Other	4	15,693	(f)
		5	$25,693

(f)	The acquisition was conducted with a related party. The fees required under the Asset Management Agreement (see Note 3) were waived by the Asset Manager.

The Company has not completed the allocation of the acquisition date relative fair values for the properties acquired subsequent to September 30, 2017; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

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

The condensed pro forma financial information are as follows for the three and nine months ended September 30, 2016:

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2016	September 30, 2016
Revenues	$39,290	$117,175
Net income	18,394	38,088

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except number of properties)	2017	2016	2017	2016
Number of properties disposed	4	2	10	4
Aggregate sale price	$27,725	$12,345	$58,170	$16,095
Aggregate carrying value	22,335	9,163	44,984	11,519
Additional sales expenses	1,338	199	2,854	487
Gain on sale of real estate	4,052	2,983	10,332	4,089

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At September 30, 2017, the Company had 462 real estate properties which were leased under leases that have been classified as operating leases and 15 that have been classified as direct financing leases. Of the 15 leases classified as direct financing leases, five include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Land	$300,633	$288,276
Land improvements	185,776	162,341
Buildings	1,530,429	1,283,322
Tenant improvements	9,656	8,665
Equipment	519	799
	2,027,013	1,743,403
Less accumulated depreciation	(135,305)	(105,703)
	$1,891,708	$1,637,700

Depreciation expense on investment in rental property was $12,600 and $9,796 for the three months ended September 30, 2017 and 2016, respectively, and $36,455 and $27,323 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at September 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$40,732
2018	165,923
2019	169,255
2020	171,908
2021	174,168
Thereafter	1,778,342
$2,500,328

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

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Minimum lease payments to be received	$78,837	$90,447
Estimated unguaranteed residual values	19,758	22,335
Less unearned revenue	(56,983)	(65,511)
Net investment in direct financing leases	$41,612	$47,271

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at September 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$947
2018	3,857
2019	3,931
2020	4,037
2021	4,126
Thereafter	61,939
$78,837

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable consumer price index rent increases or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in thousands)	2017	2016
Lease intangibles:
Acquired above-market leases	$57,922	$45,490
Less accumulated amortization	(8,047)	(4,940)
Acquired above-market leases, net	49,875	40,550
Acquired in-place leases	177,044	141,676
Less accumulated amortization	(21,450)	(14,105)
Acquired in-place leases, net	155,594	127,571
Total intangible lease assets, net	$205,469	$168,121

Acquired below-market leases	$75,038	$54,062
Less accumulated amortization	(8,735)	(6,191)
Intangible lease liabilities, net	$66,303	$47,871

Leasing fees	$15,543	$13,279
Less accumulated amortization	(2,497)	(1,950)
Leasing fees, net	$13,046	$11,329

Amortization expense for acquired in-place leases and fees was $3,043 and $2,318 for the three months ended September 30, 2017 and 2016, respectively and $8,514 and $5,950 for the nine months ended September 30, 2017 and 2016, respectively. Amortization of acquired above-market and below-market leases, net, was a (decrease) increase in rental income of $(99) and $100 for the three months ended September 30, 2017 and 2016, respectively, and $(487) and $373 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated future amortization of intangible assets and liabilities at September 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$3,273
2018	12,224
2019	11,439
2020	11,330
2021	11,278
Thereafter	102,667
$152,211

8. Unsecured Credit Agreements

2017 Unsecured Revolving Credit and Term Loan Agreement

On June 23, 2017, the Corporation and the Operating Company entered into an $800,000 unsecured Revolving Credit and Term Loan Agreement (“Credit Agreement”) with Manufacturers & Traders Trust Company (“M&T Bank”), as Administrative Agent, four participating banks as Joint Lead Arrangers and Joint Bookrunners, four participating banks as Co-Syndication Agents, and four participating banks, as Co-Documentation Agents. The Credit Agreement consists of a $400,000 senior unsecured revolving credit facility (“Revolver”), a $250,000 senior unsecured delayed draw term loan (“5.5-Year Term Loan”), and a $150,000 senior unsecured delayed draw term loan (“7-Year Term Loan”). The Credit Agreement provides an accordion feature for up to a total of $1,000,000. The Revolver includes a $35,000 sublimit for swingline loans and $20,000 available for issuance of letters of credit. Proceeds from the Company’s borrowings under the Credit Agreement were used to repay the Company’s existing unsecured revolving credit facility and term notes with M&T and Regions Bank for $5,000 and $100,000, respectively, the Company’s existing unsecured term note with Regions Bank for $185,000, and $50,000 of the Company’s unsecured term note with SunTrust Bank. The Revolver has an initial maturity date of January 2022 and provides for one five month extension, at the election of the Company, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. Borrowings on the Revolver bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.825% and 1.55% per annum. The initial applicable facility fee on the Revolver is 0.25% per annum. The 5.5-Year Term Loan provides for up to three delayed draws from inception through June 2018 at the request of the Company. Borrowings under the 5.5-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 0.90% and 1.75% per annum through the maturity date of January 2023. The 7-Year Term Loan provides for up to three delayed draws from inception through June 2018 at the request of the Company. Borrowings under the 7-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 1.50% and 2.45% through the maturity date of June 2024. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the Revolver, 5.5-Year Term Loan, and 7-Year Term Loan are 1.20%, 1.35% and 1.90%, respectively. The 5.5-Year Term Loan and 7-Year Term Loan are both subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan. The Company is subject to various financial and nonfinancial covenants under the Credit Agreement.

2015 Unsecured Term Loan Agreement

On June 23, 2017, the Company amended and restated the Term Loan Agreement by and among the Company, the Operating Company, as the borrower, SunTrust Bank, as Administrative Agent, and the lenders party thereto (as amended and restated, the “Restated Term Loan Agreement”). The Restated Term Loan Agreement amended certain terms, conditions, covenants, and other provisions to align them with those included in the Credit Agreement described above. The Restated Term Loan Agreement has an initial maturity date of February 2019 and provides for two one year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.01% fee. Borrowings under the Restated Term Loan Agreement bear interest at variable rates based on the one month LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.90% and 1.75%. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the Restated Term Loan Agreement is 1.40%.

2017 Senior Notes

In January 2017, the Company commenced a private offering of unsecured, fixed rate, guaranteed senior promissory notes (“Senior Notes”). On March 16, 2017, the Company entered into a Note and Guaranty Agreement with each of the purchasers of the Senior Notes. On April 18, 2017, the Company closed the offering and issued the Senior Notes for an aggregate principal amount of $150,000. The Senior Notes were issued by the Operating Company and guaranteed by the Corporation. The Senior Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10 year U.S. Treasury yield at the time of pricing), and have a 10 year maturity, maturing on April 18, 2027. J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC served as the joint placement agents.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	September 30,	December 31,	Interest	Maturity
(in thousands, except interest rates)	2017	2016	Rate(d)	Date
2015 Unsecured Term Loan Agreement(a)	$325,000	$375,000	1 month LIBOR + 1.40%	Feb. 2019

2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver (f)	126,500	-	1 month LIBOR + 1.20%	Jan. 2022
5.5-Year term loan	250,000	-	1 month LIBOR + 1.35%	Jan. 2023
7-Year term loan	-	-	1 month LIBOR + 1.90%	June 2024
	376,500	-

2017 Senior Notes(a)	150,000	-	4.84%	Apr. 2027

2012 Unsecured Credit Agreement(a)
Term note	-	50,000	3 month LIBOR + 1.45%	June 2017
Term note	-	50,000	1 month LIBOR + 1.45%	June 2017
Revolver(b)	-	102,000	1 month LIBOR + 1.45%	June 2017
	-	202,000

2013 Unsecured Credit Agreement(a)	-	185,000	1 month LIBOR + 1.75% to 2.50%(e)	Oct. 2018

Total	851,500	762,000
Debt issuance costs, net(c)	(3,093)	(2,109)
	$848,407	$759,891

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	At December 31, 2016, $273,200 of the revolving credit facility’s $300,000 capacity was available, due to a borrowing base limitation.
(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes only.
(d)	At September 30, 2017 and December 31, 2016, the one month LIBOR rate was 1.23% and 0.62%, respectively. At December 31, 2016, the three month LIBOR was 0.93%.
(e)	The margin is based on the Company’s overall leverage ratio and was 1.75% at December 31, 2016.
(f)

At September 30, 2017 the Company had an outstanding balance of $28,000 on the swingline loan feature of the Revolver, due within five business days.  On October 4, 2017 the balance became a part of the Revolver and therefore matures January 2022.

At September 30, 2017 and December 31, 2016, the weighted average interest rate on all outstanding borrowings was 2.96% and 2.14%, respectively.

Debt issuance costs were amortized and recorded as interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) of $486 and $403 for the three months ended September 30, 2017 and 2016, respectively, and $1,343 and $1,279 for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, the Company paid $8,344 in debt issuance costs associated with the Senior Notes, the Credit Agreement with M&T as Administrative Agent, and the Amended and Restated Term Loan Agreement with SunTrust Bank. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction is deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt.  Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,443 of the debt issuance costs were related to new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $2,901 of debt issuance costs was associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2017. Additionally, $654 of unamortized debt issuance costs were expensed and included in cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2017.

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at September 30, 2017 and December 31, 2016:

(in thousands, except interest rates)
		Origination Date	Maturity Date		September 30,	December 31,
Lender		(Month/Year)	(Month/Year)	Interest Rate	2017	2016
(1)	M&T Bank	Dec-10	Apr-20	1 month LIBOR+1.90%	$-	$21,335	(b) (f) (g)
(2)	Sun Life	Mar-12	Oct-21	5.13%	11,763	12,036	(b) (i)
(3)	Aegon	Apr-12	Oct-23	6.38%	9,330	9,804	(b) (j)
(4)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	5,900	6,538	(b) (e)
(5)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,510	1,538	(b) (c) (d)
(6)	Symetra Financial	Mar-11	Apr-31	6.34%	1,015	1,036	(a) (b)
(7)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	585	597	(b) (c) (d) (h)
(9)	Siemens Financial Services, Inc.	Sep-10	Sep- 20	5.47%	5,869	6,010	(a) (b)
(10)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,827	1,870	(b) (c) (h)
(11)	Wells Fargo Bank, N.A.	May-07	Jun-17	6.69%	-	1,694	(a) (b)
(12)	Standard Insurance Co.	May-09	Jun-34	6.88%	1,312	1,342	(b) (c) (h) (l)
(13)	Standard Insurance Co.	Mar-10	Apr-31	7.00%	-	1,058	(b) (c) (d) (h)
(14)	Standard Insurance Co.	Mar-10	Apr-31	7.00%	-	844	(b) (c) (d) (h)
(15)	Columbus Life Insurance	Feb-13	Jan-26	4.65%	-	9,400	(b) (k)
(16)	Athene Annuity & Life Co.	Feb-12	Feb-17	3.76%	-	12,701	(b)
(17)	PNC Bank	Oct-16	Nov-26	3.62%	18,711	18,971	(b) (c)
					58,572	107,524
	Debt issuance costs, net				(689)	(838)
					$57,883	$106,686

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
(f)

The Company entered into an interest rate swap agreement in connection with this mortgage note or note payable, as further described in Note 10. At the time the mortgage was paid in full, the related interest rate swap agreement was terminated.

(g)	M&T’s participation in the New York State Energy Research and Development Authority program results in a blended interest rate of one month LIBOR plus 1.64% for the term of this mortgage note payable.
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

(i)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was marked to market at the time of the assumption.
(j)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was marked to market at the time of the assumption.
(k)	Mortgage was assumed in December 2013 as part of the acquisition of the related property. The debt was marked to market at the time of the assumption.
(l)	Subsequent to September 30, 2017, the note was paid in full.

At September 30, 2017, investment in rental property of $91,326 is pledged as collateral against the Company’s mortgages and notes payable.

The Company extinguished six and four mortgages totaling $46,804 and $8,199, during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. For the three months ended September 30, 2017 and 2016, the cost of extinguishment for the mortgages was $1,404 and $52, respectively. For the nine months ended September 30, 2017 and 2016, the cost of extinguishment for the mortgages was $1,464 and $105, respectively.

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 8) at September 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$28,677
2018	2,829
2019	328,034
2020	8,449
2021	13,305
Thereafter	528,778
$910,072
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

The following is a summary of the Company’s outstanding interest rate swap agreements at September 30, 2017:

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	LIBOR 1 month	$25,000	$(1,177)
Bank of Montreal	July 2024	1.16%	LIBOR 1 month	40,000	2,147
Bank of Montreal	January 2025	1.91%	LIBOR 1 month	25,000	193
Bank of Montreal	July 2025	2.32%	LIBOR 1 month	25,000	(490)
Bank of Montreal	January 2026	1.92%	LIBOR 1 month	25,000	297
Bank of Montreal	January 2026	2.05%	LIBOR 1 month	40,000	84
Bank of Montreal	December 2026	2.33%	LIBOR 1 month	10,000	(175)
Capital One, N.A.	December 2021	1.05%	LIBOR 1 month	15,000	487
Capital One, N.A.	December 2024	1.58%	LIBOR 1 month	15,000	459
Capital One, N.A.	January 2026	2.08%	LIBOR 1 month	35,000	39
Capital One, N.A.	July 2026	1.32%	LIBOR 1 month	35,000	2,289
M&T Bank	September 2022	2.83%	LIBOR 1 month	25,000	(1,150)
M&T Bank	November 2023	2.65%	LIBOR 1 month	25,000	(1,023)
Regions Bank	March 2018	1.77%	LIBOR 1 month	25,000	(46)
Regions Bank	March 2019	1.91%	LIBOR 3 month	25,000	(106)
Regions Bank	May 2020	2.12%	LIBOR 1 month	50,000	(562)
Regions Bank	March 2022	2.43%	LIBOR 3 month	25,000	(550)
Regions Bank	December 2023	1.18%	LIBOR 1 month	25,000	1,178
SunTrust Bank	April 2024	1.99%	LIBOR 1 month	25,000	(63)
SunTrust Bank	April 2025	2.20%	LIBOR 1 month	25,000	(332)
SunTrust Bank	July 2025	1.99%	LIBOR 1 month	25,000	72
SunTrust Bank	January 2026	1.93%	LIBOR 1 month	25,000	248
Wells Fargo Bank, N.A.	February 2021	2.39%	LIBOR 1 month	35,000	(739)
Wells Fargo Bank, N.A.	October 2024	2.72%	LIBOR 1 month	15,000	(706)
				$640,000	$374

The fair value of the interest rate swaps are reported on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Interest rate swaps, asset	$7,493	$9,598
Interest rate swaps, liability	(7,119)	(10,217)
Interest rate swap	$374	$(619)

The total loss recognized, and the location of the loss in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements is as follows for the three months ended September 30, 2017 and 2016:

	Effective Portion		Ineffective Portion
(in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Location of Loss Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Interest rate swaps
2017	Interest expense	$448	Interest expense	$-
2016	Interest expense	2,426	Interest expense	(2,991)

The total loss recognized, and the location of the loss in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements is as follows for the nine months ended September 30, 2017 and 2016:

	Effective Portion		Ineffective Portion
(in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate swaps
2017	Interest expense	$3,152	Interest expense	$332
2016	Interest expense	7,030	Interest expense	2,219

Ineffectiveness of $2,219 for the nine months ended September 30, 2017 was attributable to inconsistencies in certain terms between the interest rate swaps and the credit agreements. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in Accumulated other comprehensive income. During the fourth quarter of 2016, the Company amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full year 2016 impact to the Condensed Consolidated Statement of Income and Comprehensive Income (Loss).

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be $3,460. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties to the Operating Company in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions during the nine months ended September 30, 2017 and 2016 were valued at $8,278 and $7,190, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt.

The Company recognized rental income related to UPREIT transactions in the amount of $3,539 and $3,025 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized rental income related to UPREIT transactions in the amount of $9,503 and $8,754 for the nine months ended September 30, 2017 and 2016, respectively.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2017. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees and expense reimbursements paid to the Manager and Asset Manager represent 21% and 26% of the Company’s total operating expenses for the three months ended September 30, 2017 and 2016, and 21% and 25% of the Company’s total operating expenses for the nine months ended September 30, 2017 and 2016, respectively.  The Company has mortgages and notes payable with five institutions that comprise 32%, 20%, 16%, 10%, and 10% of total mortgages and notes payable at September 30, 2017. The Company has mortgages and notes payable with four institutions that comprise 20%, 18%, 12%, and 11% of total mortgages and notes payable at December 31, 2016. For the three and nine months ended September 30, 2017 and 2016, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. As of September 30, 2017 and December 31, 2016, no shares of the Corporation’s preferred stock were issued and outstanding.

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

Total shares redeemed pursuant to the Share Redemption Program in any quarter may not exceed 1% of the total number of shares outstanding at the beginning of the calendar year plus 50% of the total number of any additional shares issued during the prior calendar quarter under the Corporation’s Distribution Reinvestment Plan (“DRIP”), provided that the total number of shares redeemed during any calendar year may not exceed 5% of the number of shares outstanding as of the first day of such calendar year. The Board of Directors or the IDC may amend, suspend, or terminate the Share Redemption Program at any time upon 30 days’ notice to the Corporation’s stockholders.

The following table summarizes redemptions under the Share Redemption Program for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except stockholders and shares)	2017	2016	2017	2016
Number of stockholders	6	7	20	20
Number of shares	23	45	62	87
Aggregate redemption price	$1,808	$3,427	$4,825	$6,487

Distribution Reinvestment Plan

The Corporation has adopted the DRIP, pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At September 30, 2017 and December 31, 2016, a total of 1,451 and 1,076, shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share)	2017	2016	2017	2016
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$11,948	$13,958	$39,269	$23,874
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$11,948	$13,958	$39,269	$23,874
Net earnings attributable to non-controlling interests	1,042	1,459	3,460	2,600
	$12,990	$15,417	$42,729	$26,474

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	17,617	13,647	16,607	12,738
Effects of convertible membership units	1,530	1,427	1,462	1,416
Weighted average number of common shares outstanding used in diluted earnings per share	19,147	15,074	18,069	14,154
Basic and diluted net earnings per common share	$0.68	$1.02	$2.36	$1.87

In the table above, outstanding membership units in the Operating Company are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $20,364 and $16,430 for the nine months ended September 30, 2017 and 2016, respectively. Cash paid for state income and franchise taxes was $751 and $323 for the nine months ended September 30, 2017 and 2016, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the nine months ended September 30, 2017 and 2016, the Corporation issued 375 and 284 shares, respectively, of the Corporation’s common stock with a value of approximately $29,031 and $20,659, respectively, under the terms of the DRIP (see Note 13).

•

During the nine months ended September 30, 2017 and 2016, the Operating Company issued 103 and 97, respectively, membership units in the Operating Company in exchange for property contributed in UPREIT transactions valued at $8,278 and $7,190, respectively (see Note 11).

•	At September 30, 2017 and 2016, dividend amounts declared and accrued but not yet paid amounted to $8,099 and $6,303, respectively.
•

In connection with fire damage incurred at three properties during the nine months ended September 30, 2017, the Company recognized $2,857 in insurance recovery receivables which were a reduction to depreciation expense for the associated real estate assets.

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

As part of acquisitions closed during 2016 and one acquisition closed in 2017, the Company assumed four separate lease agreements that provided for a total of $11,464 in tenant improvement allowances. During the nine months ended September 30,2017 and the year ended December 31, 2016, payments of $3,863 and $974, respectively, have been made for work completed under these allowances, resulting in a total tenant improvement allowance of $6,627 and $9,490 at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, three properties held in the Company’s real estate portfolio incurred losses due to fire damage. Management anticipates that the proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement may be recorded in a future period upon receipt of funds.

17. Subsequent Events

Subsequent to September 30, 2017, the Company has raised $18,443 for a total of 231 shares of the Corporation’s common stock through monthly equity closings, including dividend reinvestments, and $4,635 for a total of 58 units of the Operating Company’s membership interest through an UPREIT transaction. Through November 13, 2017, the Company has paid $8,099 in distributions, including dividend reinvestments.

Subsequent to September 30, 2017, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $25,693 of rental property and associated intangible assets and liabilities (see Note 4), and assumed $11,933 of liabilities.

On November 7, 2017, the Board of Directors declared a distribution of $0.415 per share on the Corporation’s common stock and approved a distribution of $0.415 per membership unit of the Operating Company for monthly distributions through January 2018. The distributions are payable on or prior to the 15th of the following month to the Corporation’s common stockholders and the Operating Company’s unit holders of record on the last day of the month. In addition, the IDC determined the Determined Share Value for the Corporation’s common stock to be $81.00 per share for subscription agreements received from November 1, 2017 through January 31, 2018.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in Amendment No. 2 to our Registration Statement on Form 10, filed with the SEC on June 29, 2017 (the “Form 10”).

Overview

We are an externally managed real estate investment trust (“REIT”), formed as a Maryland corporation in 2007 to acquire and hold single-tenant, commercial real estate properties throughout the United States that are leased to the properties’ operators under long-term leases. We focus on real estate that is operated by a single tenant which is an integral part of the tenant’s business. Our diversified portfolio of real estate includes retail properties, such as quick service and casual dining restaurants, healthcare facilities, industrial manufacturing facilities, warehouse and distribution centers, and corporate offices, amongst others. We target properties with credit-worthy tenants that look to engage in a long-term lease relationship. Through long-term leases, our tenants are able to retain control of their critical locations, while conserving their debt and equity capital to fund their fundamental business operations.

As of September 30, 2017, we owned a diversified portfolio of 477 individual net leased commercial properties located in 37 states comprising approximately 14.1 million rentable square feet of operational space. As of September 30, 2017, our properties were 100% leased to 119 different commercial tenants, with no single tenant accounting for more than 5% of our annual rental stream.

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

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors has retained Broadstone Real Estate, LLC (the “Manager”), to provide certain property management services for our properties, and Broadstone Asset Management, LLC, the wholly-owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of director’s direction, oversight, and approval.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, Broadstone Net Lease, LLC (the “Operating Company”). We are the sole managing member of the Operating Company and as of September 30, 2017, we owned approximately 92.3% of its issued and outstanding membership units, with the remaining 7.7% of its membership units held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all of our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute their property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and non-controlling membership unit holders of the Operating Company based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. Approximately 1.5 million non-controlling membership units were outstanding as of September 30, 2017, with a year-to-date weighted average of 1.5 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. Shares of our common stock are currently being offered in our private offering at $81.00 per share, provided that the per share offering price may be adjusted quarterly by the committee of our board of directors comprised of our independent directors (“IDC”) based on the Determined Share Value (as defined below), which is based on input from management, and such other factors as our IDC may consider. For the nine months ended September 30, 2017, we sold 3.2 million shares of our common stock in our private offering, including 0.4 million shares of common stock issued pursuant to our Distribution Reinvestment Plan (“DRIP”), for gross offering proceeds of approximately $249.6 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties. We conduct our private offering in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506(c) of Regulation D promulgated under the Securities Act.

As of September 30, 2017, there were 18.3 million shares of our common stock issued and outstanding, and 1.5 million membership units in the Operating Company issued and outstanding. Each outstanding membership unit in the Operating Company is convertible on a one-for-one basis into shares of our common stock, subject to certain limitations.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q3 2017 Highlights

For the three and nine months ended September 30, 2017, we:

•

Generated earnings per share on a GAAP basis (as defined below), including amounts attributable to non-controlling interests, of $0.68 and $2.36 for the three and nine months ended September 30, 2017, respectively.

•	Generated funds from operations (“FFO”), a non-GAAP financial measure, of $1.42 and $4.43 per diluted share for the three and nine months ended September 30, 2017, respectively.
•	Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $1.30 and $4.04 per diluted share for the three and nine months ended September 30, 2017, respectively.
•	Subsequent to quarter end, the IDC approved increasing the Determined Share Value to $81.00 per share, from $80.00 per share, which will remain in effect through January 31, 2018.
•

Closed seven real estate acquisitions during the three months ended September 30, 2017, totaling $159.2 million, excluding capitalized acquisition expenses, adding 22 new properties at a weighted average initial cash capitalization rate of 7.7%. The properties acquired had a weighted average lease term of 13.0 years at the time of acquisition and weighted average annual rent increases of 1.8%.

•

Received $79.2 million in investments from new and existing stockholders during the three months ended September 30, 2017. As of the end of the quarter we had 2,546 common stockholders and 51 holders of non-controlling membership units.

•	Collected over 99% of rents due during the three and nine months ended September 30, 2017, and maintained a 100% leased portfolio.

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

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $75 million. Portfolios may be significantly larger, depending on balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives that drive the investments we make: (1) preserve, protect, and return capital to investors; (2) realize increased cash available for distributions and long-term capital appreciation from growth in the rental income and value of our properties; and (3) maximize the level of sustainable cash distributions to our investors. We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our credit-worthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, triple-net leases, or through the purchase of properties already under a triple-net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. Our real estate portfolio as of September 30, 2017, is reflective of our Investment Policy, with a focus on properties in growth markets with at least ten years of lease term remaining that will achieve financial returns on equity of greater than 10%, net of fees, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 9.5%, unless approved by our IDC. Subsequent to quarter end, we updated our Investment Policy to require a 9.5% minimum return on equity, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, with a minimum required return of 8.5%, net of fees, for any particular transaction. The IDC approved this update following the regular annual review of our Investment Policy at the November 2017 meeting of our board of directors. We believe the changes will allow us greater flexibility in deploying capital in investment opportunities that maximize the risk-adjusted return to our shareholders. Our criteria for selecting properties (“Property Selection Criteria”) is based on three pillars of underwriting evaluation:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by industry and geographic location as of September 30, 2017. The percentages below are calculated based on our contractual rental revenue over the next twelve months (“NTM Rent”), on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations, excluding any potential variable rent increases that are based on consumer price index (“CPI”) and/or the tenants’ sales volume.

Industry Diversification, by % of NTM Rent

Property Type	% NTM Rent
Retail – casual dining	13.4%
Retail – quick service restaurants (QSR)	11.9%
Retail – other	10.7%
Total Retail	36.0%
Industrial – manufacturing	11.1%
Industrial – warehouse/distribution	10.0%
Industrial – flex	5.3%
Industrial – other	3.8%
Total Industrial	30.2%
Healthcare – clinical	11.4%
Healthcare – surgical	5.7%
Healthcare – other	4.3%
Total Healthcare	21.4%
Other – corporate office	8.3%
Other – other	4.1%
Total Other	12.4%

Top Tenant Industries
Industry	% NTM Rent
Restaurants	25.3%
Healthcare Facilities	20.8%
Home Furnishing Retail	5.6%
Packaged Foods & Meats	5.3%
Auto Parts & Equipment	5.0%
Specialized Consumer Services	3.7%
Industrial Conglomerates	2.6%
Multi-line Insurance	2.3%
Life Sciences Tools & Services	2.3%
Distributors	2.3%
Industrial Machinery	2.0%
Food Retail	1.9%
Metal & Glass Containers	1.8%
Managed Healthcare	1.8%
Soft Drinks	1.7%
Top 15 Tenant Industries	84.4%
Other (22 industries)	15.6%
Total	100.0%

Geographic Diversification, by % of NTM Rent

Substantially all of our leases are triple-net, meaning that our tenants are responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. Since inception and at September 30, 2017, all of our properties are subject to leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

Due to the fact that all of our properties are leased to single tenants under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for only two of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2020. As of September 30, 2017, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 13.2 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average lease term on the $159.2 million in properties acquired during the three months ended September 30, 2017, was 13.0 years.  Over 50% of our rental revenue is from leases that expire during 2030 and thereafter. As of September 30, 2017, not more than 10% of our rental revenue is from leases that expire in any single year in the decade between 2020 and 2030. The following chart sets forth our lease expirations based upon the terms of our leases in place as of September 30, 2017.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations, excluding any potential variable rent increases that are based on CPI and/or the tenants’ sales volume. Amounts are in thousands, except the number of tenants and properties.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2017	—	—	—	$—	—%
2018	1	1	2	131	<0.1%
2019	1	1	2	117	<0.1%
2020	3	4	116	1,376	0.8%
2021	2	4	9	576	0.3%
2022	3	3	87	2,393	1.4%
2023	9	13	724	6,786	4.0%
2024	12	15	1,741	13,933	8.2%
2025	2	8	28	1,034	0.6%
2026	17	27	620	9,964	5.9%
2027	16	30	1,210	14,785	8.8%
2028	12	22	1,025	11,184	6.6%
2029	12	54	2,483	15,623	9.2%
2030 and thereafter	61	295	6,015	91,023	53.9%

Our top tenants and brands at September 30, 2017, are listed in the tables below. The percentages are calculated based on our NTM Rent on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations, excluding any potential variable rent increases that are based on CPI and/or the tenants’ sales volume.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	4.3%	25
Art Van Furniture, LLC	Retail	3.9%	9
Jack’s Family Restaurants LP	Retail	3.4%	36
Outback Steakhouse of Florida, LLC(1)	Retail	3.1%	24
Big Tex Trailer Manufacturing Inc.	Industrial/Retail	2.7%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	2.6%	2
Nestle' Dreyer's Ice Cream Company	Industrial	2.5%	1
Nationwide Mutual Insurance Company	Other	2.3%	2
Arkansas Surgical Hospital LLC	Healthcare	2.3%	1
Bob Evans Restaurants, LLC	Retail	2.2%	25
Total		29.3%	142
All Other		70.7%	335

(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Bob Evans Farms(1)	Industrial/Retail	4.3%	27
Red Lobster	Retail	4.3%	25
Art Van Furniture	Retail	3.9%	9
Jack's Family Restaurants	Retail	3.4%	36
Taco Bell	Retail	3.1%	41
Wendy's	Retail	2.9%	35
Outback Steakhouse	Retail	2.8%	22
Big Tex Trailers	Industrial/Retail	2.7%	17
Siemens	Industrial	2.6%	2
Nestle'	Retail	2.5%	1
Total		32.5%	215
All Other		67.5%	262

(1)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC restaurants.

As previously mentioned, the IDC approved certain updates to our Investment Policy following the regular annual review of the policy at the November 2017 meeting of our board of directors. As updated, our Investment Policy generally requires us to seek diversification of our investments. Based on the aggregate NTM rent of the properties in the portfolio, determined as of the date of the prior quarter end, new investments may not cause us to exceed:

•	5% in any single property,
•	8% leased to any single tenant or brand,
•	10% located in any single metropolitan statistical area, or
•	20% located in any single state.

We may exceed these diversification targets from time to time with the approval of the IDC. To avoid undue risk concentrations in any single asset class or category, long-term asset allocation will be set with the following target percentages and within the following ranges, although these ranges may be temporarily waived by the IDC:

Asset Category	Target	Range
Retail	30%	15-45%
Healthcare	20%	15-40%
Industrial	25%	15-40%
Office	15%	10-20%
Other	10%	5-15%

Our Investment Policy provides the Asset Manager with the authority to make any acquisition or sale of any property or group of related properties involving up to $50 million for any single or portfolio transaction, $75 million per cumulative tenant concentration, or $100 million per cumulative brand concentration on our behalf, without approval of the IDC, provided that any properties so acquired otherwise meet our Investment Policy and Property Selection Criteria, and any financing related to any such acquisitions does not violate our Leverage Policy (as defined below), as such are established by the IDC from time to time. Our Investment Policy permits investments in properties that do not otherwise meet our Investment Policy or Property Selection Criteria with the approval of the IDC.

Leverage Policy

In March of 2016, Moody’s Investors Service (“Moody’s”) assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook. Moody’s re-affirmed the investment grade credit rating in March 2017. The investment grade credit rating allowed us to take advantage of preferential borrowing margins on our outstanding debt, including the $800 million credit facility we entered into on June 23, 2017. The investment grade credit ratings will also allow us more attractive access to the debt private placement markets. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, corporate governance policies, and sustainability of cash flow and earnings. We are strongly committed to maintaining modest leverage, commensurate with our investment grade rating. While Moody’s utilizes other factors outside of our leverage ratio, our leverage policy (“Leverage Policy”) is to maintain a leverage ratio in the 35% to 45% range based on the market value of assets, recognizing that the actual leverage ratio will vary over time and there may be opportunistic reasons to exceed a 45% leverage ratio; provided, however, that we cannot exceed a 50% leverage ratio without the approval of the IDC.

To reduce its exposure to variable rate debt, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend up to 10 years. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital market activity. We limit our total exposure to floating rate debt to no more than 5% of the market value of total assets, measured at quarter end.

During the nine months ended September 30, 2017, we added $150 million of unsecured Senior Notes (as defined below) to our capital structure. The Senior Notes bear interest at a fixed of 4.84% per annum, with a 10 year maturity. We strategically used this channel of long-term, fixed rate debt capital to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital.

The IDC reviews our Leverage Policy at least annually, however, depending on market conditions and other factors, they may change our Leverage Policy from time to time.

As of September 30, 2017, our total outstanding indebtedness was $910.1 million, and the ratio of our total indebtedness to the market value of our assets was approximately 36.5%.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established quarterly by the IDC based on the net asset value (“NAV”) of our portfolio, input from management, and such other factors as the IDC may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled “Determined Share Value” in Item 1 of our Form 10. The following table presents our Determined Share Value for each period indicated below, together with the corresponding NAV as of the preceding quarter-end:

Period	NAV as of	Determined Share Value	NAV per share
November 1, 2017 - January 31, 2018	September 30, 2017	$81.00	$80.55
August 1, 2017 - October 31, 2017	June 30, 2017	$80.00	$79.90

The adjustments to NAV per share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In February 2018, the IDC will review the NAV calculations as of December 31, 2017, and will assess whether adjustments to the current Determined Share Value of $81.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per share amounts as of September 30, 2017 and June 30, 2017 (in thousands, except per share amounts):

NAV as of:	September 30, 2017	June 30, 2017
Investment in rental property	$2,502,140	$2,351,989
Debt	(909,416)	(883,112)
Other assets and liabilities, net	1,348	34,790
NAV	$1,594,072	$1,503,667
Number of outstanding shares, including noncontrolling interests	$19,790	$18,820
NAV per share	$80.55	$79.90

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of September 30, 2017 and June 30, 2017, supporting the Determined Share Value in effect for the periods of November 1, 2017 through January 31, 2018, and August 1, 2017 through October 31, 2017, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Other	Portfolio Total
September 30, 2017	6.38%	6.96%	6.95%	7.11%	6.75%
June 30, 2017	6.40%	6.96%	6.87%	7.05%	6.73%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of September 30, 2017, of 0.25%, would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per share would have been $76.03.

Distributions and Distribution Reinvestment

At its November 7, 2017, meeting, our board of directors declared monthly distributions of $0.415 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record prior to the end of November 2017, December 2017, and January 2018:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.415	November 29, 2017	December 15, 2017
$0.415	December 28, 2017	January 15, 2018
$0.415	January 30, 2018	February 15, 2018

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. The purchase price for shares of our common stock acquired through our DRIP will be 98% of the then-current Determined Share Value. Please refer to Item 11. “Description of Registrant’s Securities to Be Registered” of our Form 10 for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the nine months ended September 30, 2017 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2017	$3,319	$488	$2,738	$98	$6,643
February	2017	3,394	488	2,836	98	6,816
March	2017	3,522	493	2,972	99	7,086
April	2017	3,555	493	3,068	99	7,215
May	2017	3,618	493	3,167	99	7,377
June	2017	3,680	493	3,220	99	7,492
July	2017	3,742	493	3,296	99	7,630
August	2017	3,815	512	3,378	122	7,827
September	2017	3,883	512	3,420	123	7,938
TOTAL		$32,528	$4,465	$28,095	$936	$66,024

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the nine months ended September 30, 2017 and 2016, including the source of distributions and a comparison against FFO (in thousands).

	For the nine months ended
	September 30,
	2017	2016
Distributions:
Paid in cash	$37,929	$31,229
Reinvested in shares	28,095	19,781
Total Distributions	$66,024	$51,010
Source of Distributions:
Cash flow from operating activities	$66,024	$51,010
Cash flow from investing activities	—	—
Cash flow from financing activities	—	—
Total Sources of Distributions	$66,024	$51,010
FFO	$79,974	$55,658

For the nine months ended September 30, 2017 and 2016, we paid distributions from our cash flow from operating activities. Refer to “Net Income and Non-GAAP Measures (FFO and AFFO)” below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Share Redemptions

The following table sets forth the redemption requests honored pursuant to our share redemption program during the three and nine months ended September 30, 2017. We did not defer or reject any redemption requests during this period. Please refer to Item 11. “Description of Registrant’s Securities to Be Registered” of our Form 10 for additional discussion of our share redemption program.

Period	Shares Redeemed	Average Determined Share Value(1)	Average Redemption Price	Redemption Amount	Discount on Redemption(2)
Q1 2017	17,861	$79.00	$77.24	$1,379,570	2.2%
Q2 2017	20,641	$80.00	$79.29	$1,636,650	0.9%
Q3 2017	23,374	$80.00	$77.36	$1,808,288	3.3%
YTD 2017	61,876	$79.67	$77.97	$4,824,508	2.1%

(1)	Average Determined Share Value represents the weighted average Determined Share Value in effect during the applicable period.
(2)	Discount on redemption represents the weighted average discount applied to the Determined Share Value as a result of redemption limitations.

Liquidity and Capital Resources

We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our shareholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative debt level on our balance sheet with appropriate interest and fixed charge coverage ratios. We target a leverage ratio with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by the investment grade credit rating the Operating Company received in March of 2016 and re-affirmed in March of 2017. The actual leverage ratio will vary over time but may not exceed 50% without the approval of the IDC. As of September 30, 2017, the leverage ratio was approximately 36.5% of the market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a tool we use to measure leverage in the context of our cash flow expectations and projections. Furthermore, given the significance of our growth over the past two years, adding $352.0 million in investments during the nine months ended September 30, 2017, $518.8 million in investments during 2016, and $550.1 million in investments during 2015, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash in-flows associated with these investments. Our investments are typically made throughout the year, and therefore the full year, or “normalized” cash flows, will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate tool to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three and nine months ended September 30, 2017, we raised $79.2 million and $249.6 million, respectively, in equity capital to be used in our acquisition activities, including distributions reinvested through our DRIP and properties exchanged for membership units in the Operating Company through UPREIT transactions. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders (achieved via share appreciation and earnings growth). Our debt capital is provided through unsecured term notes, revolving debt facilities, and senior unsecured notes. We also, from time to time, obtain non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not a strategic focus of the active management of our leverage profile. Rather, we enter into mortgages and notes payable as ancillary business transactions on an as-needed basis.

To reduce our exposure to variable rate debt, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities up to ten years in duration in order to reduce the exposure to interest rate fluctuations in any one year. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital market activity. We attempt to limit our total floating rate debt exposure to no more than 5% of total assets, measured at quarter end. To reduce counterparty concentration risk with respect to the interest rate hedges, we diversify the institutions that serve as swap counterparties. No more than 30% of the nominal value of our total hedged debt may be with any one institution, to be measured at the time we enter into an interest rate swap transaction and at quarter end. We may deviate from these policies from time-to-time subject to the approval of the IDC. The interest rate swaps are considered cash flow hedges. Under these agreements, we receive monthly payments from the counterparties equal to the variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed rate multiplied by the outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable rate borrowings.

We also mitigate interest rate risk by strategically adding long-term, fixed rate debt to our capital structure. During the nine months ended September 30, 2017, we added $150 million of unsecured Senior Notes (as defined below) to our capital structure. The Senior Notes bear interest at a fixed rate of 4.84% per annum, with a 10 year maturity.

The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with credit-worthy tenants and lease guarantors, and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a 100% collection rate on rentals during 2016, and over a 99% collection rate on rentals during the nine months ended September 30, 2017. Additionally, Moody’s issued an investment grade credit rating of Baa3 to the Operating Company in March 2016, further evidencing our active management of a conservative capital structure. Moody’s re-affirmed the investment grade credit rating in March 2017. We have arranged our debt facilities to have multiple year terms in order to reduce the risk that short-term real estate financing would not be available to us in any given year. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Refer to “Contractual Obligations” below for further details of the maturities on our contractual obligations, including long-term debt.

As of September 30, 2017, the historical cost basis of our real estate investment portfolio totaled $1.9 billion, consisting of investments in 477 properties with rent and interest due from our tenants aggregating $14.7 million per month on a straight-line basis. During the nine months ended September 30, 2017, we closed 14 real estate acquisitions totaling $352.0 million, adding 70 new properties to our portfolio. The 70 new properties will provide approximately $2.6 million in monthly rent on a straight-line basis. Substantially all of our cash from operations is generated by our real estate portfolio.

Our primary cash expenditures are the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees of servicing the portfolio, acquisition expenses related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, however, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs during the term of a property lease, unless we incur substantial vacancies. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material. For the nine months ended September 30, 2017, we maintained a 100% leased portfolio, with the leases for only two of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), expiring before 2020.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise additional future debt and equity capital. We have financed our acquisition of properties using both equity investments as well as a combination of unsecured term, revolving debt, senior unsecured notes, and mortgage loans. The mix of financing sources may change over time based on market conditions and our liquidity needs. We have three outstanding unsecured term loans with an outstanding principal balance of approximately $725.0 million as of September 30, 2017, and a $400.0 million line of credit with $126.5 million of outstanding borrowings as of September 30, 2017.

On April 18, 2017, the Operating Company closed the issuance of unsecured, fixed rate, guaranteed senior promissory notes (“Senior Notes”) with an aggregate principal amount of $150 million. The Senior Notes were issued by the Operating Company and upon issuance, were guaranteed by us and each of the Operating Company’s subsidiaries that guarantee our other unsecured credit facilities. The Senior Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10 year U.S. Treasury yield at the time of pricing), and mature on April 18, 2027. We used the proceeds from the sale of the Senior Notes to pay down $115 million of the outstanding balance on our existing line of credit (the “Revolver”) at the time of closing and to fund other general corporate purposes, including acquisitions. The financial covenants associated with the Senior Notes are materially consistent with the covenant tables set forth below.

On June 23, 2017, together with the Operating Company, we closed on an $800 million unsecured credit facility (the “Credit Facility”). The Credit Facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion, and includes (i) a $400 million senior unsecured revolving credit facility (the “New Revolver”), (ii) a five and a half year, $250 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven year, $150 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). The following table summarizes the amounts drawn and available to be drawn on the Credit Facility upon closing (in thousands).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
New Revolver	90,000	310,000	400,000	January 21, 2022
5.5-Year Term Loan	250,000	—	250,000	January 23, 2023
7-Year Term Loan	—	150,000	150,000	June 21, 2024

At closing, we borrowed $250 million under the 5.5-Year Term Loan and drew down $90 million on the New Revolver. We used the proceeds from these borrowings to pay off our $100 million term note (“Term Note 1”), our $185 million term note (“Term Note 2”), the outstanding balance of $5 million on our Revolver, and to pay down $50 million of the outstanding borrowings on our $375 term note (“Term Note 3”). The $50 million payment on Term Note 3 was made via a one-time, non-pro rata payment provision included in our amended and restated Term Note 3 agreement, which was amended and restated simultaneously with the closing of the Credit Facility to align its terms with the Credit Facility. We did not draw down funds from the 7-Year Term Loan at closing. The remaining capacity on the Credit Facility will also be used to partially fund future acquisition activity in our real estate portfolio, and for general corporate purposes. Prior to extension options, Term Note 1 and the Revolver were set to mature on June 27, 2017, and Term Note 2 was set to mature on October 11, 2018.

Included in the terms of the Credit Facility and through our amendment and restatement of Term Note 3, we removed the subsidiary guarantees supporting our term notes and Senior Notes.

Our $400 million New Revolver matures on January 21, 2022, with one extension option for an additional five month period through June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments. The rate of interest payable on the New Revolver, at our option, is equal to LIBOR plus a margin. The margin for New Revolver borrowings is adjustable based upon the Operating Company’s credit rating and is between 0.825% and 1.55% per annum. Based on the Operating Company’s current investment grade credit rating of Baa3, the applicable margin for the New Revolver equals 1.2% per annum. Borrowings under the New Revolver are payable interest only during the term, with the principal amount due in full at maturity. As of September 30, 2017, and at closing on June 23, 2017, there were $126.5 million and $90 million, respectively, in outstanding LIBOR borrowings under the New Revolver. As of September 30, 2017, $28 million of the total $126.5 million outstanding New Revolver borrowings were in the form of swingline borrowings, which allow us to draw down funds on the New Revolver immediately upon request. The swingline borrowings are short-term in nature, with a maturity date equal to five business days after draw. As of September 30, 2017, we expect to replace the $28 million in swingline borrowings with New Revolver borrowings. Should the Operating Company lose its investment grade credit rating, the margin would be 1.55% until such time as the Operating Company regains its investment grade credit rating. The current margin on the New Revolver of 1.2% represents a 25 basis point reduction from the margin of 1.45% on the previous Revolver, prior to consideration of the applicable facility fee discussed below. The following table presents the margins on the New Revolver based on credit ratings from S&P or Moody’s.

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

Our $150 million 7-Year Term Loan matures on June 21, 2024. We are permitted to request up to three borrowings under the delayed draw feature of the 7-Year Term Loan, which may be drawn from June 23, 2017, to but excluding June 22, 2018. As of September 30, 2017, we have not drawn upon the 7-Year Term Loan. The rate of interest payable on the 7-Year Term Loan is equal to LIBOR plus a margin. The margin for 7-Year Term Loan borrowings is adjustable based upon the Operating Company’s credit rating and is between 1.5% and 2.45% per annum. Based on the Operating Company’s current investment grade credit rating of Baa3, the initial margin under the 7-Year Term Loan equals 1.9% per annum. A ticking fee is payable on the amount of the commitments for the 7-Year Term Loan, as reduced by the amount of any term loans outstanding under the 7-Year Term Loan, equal to 0.25% per annum. Borrowings under the 7-Year Term Loan are payable interest only during the term, with the principal amount due in full at maturity. The following table presents the margins on the 7-Year Term Loan based on credit ratings from S&P or Moody’s.

Level	Credit Rating (S&P/Moody’s)	Applicable Margin for LIBOR Loans
I	A-/A3 or better	1.50%
II	BBB+/Baa1	1.55%
III	BBB/Baa2	1.65%
IV	BBB-/Baa3	1.90%
V	Lower than BBB-/Baa3	2.45%

Our $325 million Term Note 3 matures on February 6, 2019, was fully drawn as of September 30, 2017, and provides for two one year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. The Term Note 3 agreement contains an accordion feature that can increase the note size up to a total of $600 million. Borrowings under Term Note 3 originally bore interest at variable rates based on the one month LIBOR plus a margin. Moody’s assignment of an investment grade credit rating to the Operating Company led to a margin of 1.40% on Term Note 3, effective April 1, 2016. Should the Operating Company lose its investment grade credit rating, the margin would be 1.75% until such time as the Operating Company regains its investment grade credit rating. The following tables present the margins on Term Note 3 based on credit ratings from S&P or Moody’s.

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

We intend to draw down on the $150 million 7-Year Term Loan as we acquire additional real estate as part of our strategic growth initiatives. Additionally, we intend to exercise the extension provisions of the New Revolver and Term Note 3, refinance, or replace the existing borrowings as they become due. The extensions would delay the New Revolver’s maturities until June 2022, and Term Note 3’s maturity until February 2021. We do not intend to make principal payments on these obligations in the foreseeable future, and plan to replace our existing credit facilities with new debt prior to maturity. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for stockholders. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements. As of September 30, 2017, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be prohibited from paying dividends on our common stock above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of September 30, 2017)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.37
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.02
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	5.49
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	3.11
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.43
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

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

In connection with our closing of the Credit Facility and amending and restating Term Note 3, we removed the maximum recourse secured indebtedness ratio, minimum tangible net worth requirement, minimum eligible properties, and maximum permitted investments covenants from our term loan and revolving credit agreements. The new debt covenants are characteristic of investment grade credit facilities within the REIT industry.

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

We do not anticipate utilizing mortgage loans as a strategic priority in our capital structure to fund growth. When utilized, mortgage loans typically correspond to a single property or a group of related properties acquired from a single seller. The loans may be further secured by guarantees from us or the Operating Company, provided that we attempt to limit the use of guarantees to the extent possible. The Operating Company may assume debt when conducting a transaction or it may mortgage existing properties. The maturities on our mortgages are staggered from 2017 to 2031. As of September 30, 2017, the aggregate GAAP principal balance of outstanding mortgage loans approximated $57.9 million, net of unamortized debt issuance costs.

As part of acquisitions closed during 2016, we entered into tenant improvement allowances with a balance of $9.5 million at December 31, 2016, included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets within this Form 10-Q. During the nine months ended September 30, 2017, we entered into $1.0 million of additional tenant improvement allowances and paid $3.9 million towards the allowances. We expect to pay the $6.6 million balance of tenant improvement allowances within the next twelve months out of cash flows from operations.

As shown in the table below, net cash provided by operating activities increased by $20.2 million during the nine months ended September 30, 2017, from $52.1 million for the nine months ended September 30, 2016. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to identify and acquire income-producing, net leased commercial real estate, primarily through sale-leaseback transactions, as a result of increased access to debt and equity capital and favorable investment opportunities. We funded real estate investment activity with a combination of cash from operations, proceeds from the issuance of unsecured debt obligations, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and non-controlling members of the Operating Company, net of reinvestments through our DRIP, totaling $38.2 million and $31.3 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents totaled $13.7 million and $33.0 million at September 30, 2017  and September 30, 2016, respectively.

	For the nine months ended
	September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$72,365	$52,148
Net cash used in investing activities	(297,497)	(360,093)
Net cash provided by financing activities	217,195	313,898
Increase (decrease) in cash and cash equivalents	$(7,937)	$5,953

Management believes that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at September 30, 2017, our current borrowing capacity on our New Revolver and three unsecured credit facilities, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate to meet our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 13.2 years as of September 30, 2017. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of September 30, 2017, all of our leases had contractual lease escalations, with a weighted average of 2.1%. A substantial majority of our leases have fixed annual rent increases, and the remaining portion has annual lease escalations based on increases in the CPI, or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2017 (in thousands).

Year of Maturity	Term Note 3(1)	5.5-Year Term Loan	New Revolver(2)	Senior Notes	Mortgages	Interest Expense(3)	Tenant Improvement Allowances(4)	Total
2017	$—	$—	$28,000	$—	$677	$8,842	$6,627	$44,146
2018	—	—	—	—	2,829	34,915	—	37,744
2019	325,000	—	—	—	3,036	26,907	—	354,943
2020	—	—	—	—	8,450	25,459	—	33,909
2021	—	—	—	—	13,306	24,537	—	37,843
Thereafter	—	250,000	98,500	150,000	30,274	70,467	—	599,241
Total	$325,000	$250,000	$126,500	$150,000	$58,572	$191,127	$6,627	$1,107,826

(1)	We may extend Term Note 3 twice, for a one year period each time, subject to compliance with all covenants and the payment of 0.10% fee.
(2)	We may extend the New Revolver once, for a five month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
(3)

Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2017. This amount includes the impact of interest rate swap agreements. The interest expense projections on the New Revolver include management’s expectation that the $28 million in outstanding borrowings due during 2017 will be replaced with borrowings due January 21, 2022.

(4)

The tenant improvement allowance is included within the Accounts payable and other liabilities financial statement caption included within the Condensed Consolidated Balance Sheets within this Form 10-Q.

At September 30, 2017, investment in rental property of $91.3 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of September 30, 2017, we have two separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of two distinct UPREIT transactions conducted in November 2015 and February 2016. Subsequent to September 30, 2017, we entered into a third Tax Protection Agreement with additional Protected Members through one UPREIT transaction conducted in October 2017. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements and subject to certain exceptions. In such an event, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome of the transaction, subject to certain caps and limitations contained in the Agreements. We are required to allocate to the Protected Members, an amount of nonrecourse liabilities that is at least equal to the Minimum Liability Amount for each Protected Member, as defined in the Agreements. The Minimum Liability Amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the Operating Company level, and do not represent GAAP accounting. Therefore, there is no impact to the consolidated financial statements included in this Form 10-Q. If the nonrecourse liabilities allocated do not meet the requirement, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome to the default. The maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded this commitment from the contractual commitments table above.

Results of Operations

For the three months ended September 30, 2017 and 2016

Overview

As of September 30, 2017, our real estate investment portfolio had a net book value of $1.9 billion, consisting of investments in 477 property locations in 37 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, and all of our owned properties were subject to a lease as of September 30, 2017. During the three months ended September 30, 2017 and 2016, none of our leases with tenants expired, and all of our leasing activity related to our real estate acquisitions.

Revenues

	For the three months ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Revenues:
Rental income from operating leases	$43,233	$34,806	$8,427
Earned income from direct financing leases	968	1,143	(175)
Operating expenses reimbursed from tenants	1,995	1,056	939
Other income from real estate transactions	39	5	34
Total revenues	$46,235	$37,010	$9,225

Total revenues increased by $9.2 million, or 24.9%, to $46.2 million for the three months ended September 30, 2017, compared to $37.0 million for the three months ended September 30, 2016. The growth in revenue period-over-period is primarily attributable to the growth in our real estate portfolio. During the three months ended September 30, 2017, we closed seven real estate acquisitions and acquired $159.2 million in real estate, excluding capitalized acquisition costs, comprised of 22 new properties. We capitalized approximately $2.4 million in acquisition expenses and $0.8 million in leasing fees as part of the acquisitions. Additionally, subsequent to September 30, 2016 and for the twelve month period ended September 30, 2017, we closed 22 real estate acquisitions and acquired approximately $489.8 million in real estate comprised of 88 new properties, contributing to the growth in current quarter revenue. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial contractual cash lease payments on acquisitions during the three months ended September 30, 2017, excluding capitalized acquisition expenses, represented a weighted average capitalization rate of 7.5%.

Operating Expenses

	For the three months ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Operating expenses
Depreciation and amortization	$15,643	$12,114	$3,529
Asset management fees	3,844	2,789	1,055
Property management fees	1,249	1,010	239
Acquisition expenses	—	2,367	(2,367)
Property and operating expense	2,009	1,184	825
General and administrative	1,173	598	575
State and franchise tax	301	71	230
Provision for impairment of investment in rental properties	2,608	—	2,608
Total operating expenses	$26,827	$20,133	$6,694

Depreciation and amortization

Depreciation and amortization increased by $3.5 million, or 29.1%, to $15.6 million for the three months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. During the three months ended September 30, 2017, we closed seven real estate acquisitions and acquired $159.2 million in real estate, excluding capitalized acquisition costs, comprised of 22 new properties. Additionally, subsequent to September 30, 2016 and for the twelve month period ended September 30, 2017, we closed 22 real estate acquisitions and acquired approximately $489.8 million in real estate comprised of 88 new properties. In addition to the $159.2 million purchase price for acquisitions during the three months ended September 30, 2017, we capitalized $2.4 million in acquisition expenses as the result of adopting ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The capitalized acquisition expenses are capitalized as part of the cost basis of the underlying tangible and intangible assets acquired, and are depreciated over the respective useful lives. For acquisitions made during 2016, we expensed acquisition costs as incurred. We adopted ASU 2017-01 and the respective accounting for acquisition expenses as of January 1, 2017, on a prospective basis, and therefore, this new accounting standard does not impact acquisition costs previously expensed in 2016.

Asset management fees

Asset management fees increased by $1.1 million, or 37.8%, to $3.8 million for the three months ended September 30, 2017. The Asset Manager receives an annual asset management fee equal to 1% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended September 30, 2017 compared to the comparable period in 2016 is a result of an increase in our outstanding equity on a fully diluted basis and the increase in the Determined Share Value.

The $80.00 per share Determined Share Value in effect as of September 30, 2017, reflected an increase of 3.9% from the $77.00 per share Determined Share Value in effect as of September 30, 2016. Additionally, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. For the three months ended September 30, 2017, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding was 19.1 million, compared to 15.1 million for the three months ended September 30, 2016. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Acquisition expenses

Acquisition expenses decreased by $2.4 million for the three months ended September 30, 2017. Under the terms of the Asset Management Agreement, we pay the Asset Manager an acquisition fee equal to 1% of the gross purchase price paid for each property we acquire (including properties contributed in exchange for membership units in the Operating Company).

We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying tangible and intangible assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the three months ended September 30, 2017, we capitalized $2.4 million in acquisition expenses relating to $159.2 million in acquisitions, which approximated the acquisition expenses recognized during the three months ended September 30, 2016.

Provision for impairment of investment in rental properties

During the three months ended September 30, 2017, we recognized $2.6 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. We recognized impairment on four properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.25% to 12%, and a weighted average discount rate of 8%.

Other income (loss)

	For the three months ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Other income (expenses)
Preferred distribution income	$187	$181	$6
Interest income	127	4	123
Interest expense	(9,380)	(4,576)	(4,804)
Cost of debt extinguishment	(1,404)	(52)	(1,352)
Gain on sale of real estate	4,052	2,983	1,069

Interest expense

Interest expense increased $4.8 million, or 105%, to $9.4 million for the three months ended September 30, 2017, from $4.6 million for the three months ended September 30, 2016, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. Our total outstanding debt, excluding capitalized debt issuance costs, increased from $831.3 million at September 30, 2016, to $910.1 million at September 30, 2017. Additionally, during the three months ended September 30, 2016, we recognized approximately $3.0 million of interest rate swap ineffectiveness, which resulted in a reduction of interest expense. Ineffectiveness during the three months ended September 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full year 2016 impact to the consolidated income statement. We did not recognize any ineffectiveness on our interest rate swaps during the three months ended September 30, 2017.

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt issuance costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt issuance costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. Cost of debt extinguishment increased by $1.4 million, to $1.4 million for the three months ended September 30, 2017, from $0.1 million for the three months ended September 30, 2016. The fluctuation is a direct result of a $1.4 million prepayment penalty recognized on the extinguishment of a mortgage, with no similar activity during the three months ended September 30, 2016.

Gain on sale of real estate

During the three months ended September 30, 2017, we recognized a $4.1 million gain on the sale of real estate, compared to a gain of $3.0 million for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, we sold four properties and two properties, respectively. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

For the nine months ended September 30, 2017 and 2016

Overview

As of September 30, 2017, our real estate investment portfolio had grown to a net book value of $1.9 billion, consisting of investments in 477 property locations in 37 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, and all of our owned properties were subject to a lease as of September 30, 2017. During the nine months ended September 30, 2017 and 2016, none of our leases expired, and all of our leasing activity related to our real estate acquisitions.

Revenues

	For the nine months ended
	September 30,		Increase/
(In thousands)	2017	2016	(Decrease)
Revenues:
Rental income from operating leases	$123,890	$96,779	$27,111
Earned income from direct financing leases	3,175	3,406	(231)
Operating expenses reimbursed from tenants	4,908	3,059	1,849
Other income from real estate transactions	117	176	(59)
Total revenues	$132,090	$103,420	$28,670

Total revenues increased by $28.7 million, or 27.7%, to $132.1 million for the nine months ended September 30, 2017, compared to $103.4 million for the nine months ended September 30, 2016. The growth in revenue year over year is primarily attributable to the growth in our real estate portfolio. During the nine months ended September 30, 2017, we closed 14 real estate acquisitions and acquired $352.0 million in real estate comprised of 70 new properties. We capitalized approximately $6.6 million in acquisition expenses and $2.6 million in leasing fees as part of the acquisitions. Additionally, subsequent to September 30, 2016 and for the three month period ended December 31, 2016, we closed eight real estate acquisitions and acquired approximately $137.8 million in real estate comprised of 17 new properties. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial contractual cash lease payments on acquisitions during the nine months ended September 30, 2017, excluding capitalized acquisition expenses, represented a weighted average capitalization rate of 7.4%.

Operating Expenses

	For the nine months ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Operating expenses:
Depreciation and amortization	$44,969	$33,273	$11,696
Asset management fees	10,666	7,770	2,896
Property management fees	3,635	2,868	767
Acquisition expenses	—	8,256	(8,256)
Property and operating expense	4,710	3,005	1,705
General and administrative	3,297	1,951	1,346
State and franchise tax	511	181	330
Provision for impairment of investment in rental properties	2,608	—	2,608
Total operating expenses	$70,396	$57,304	$13,092

Depreciation and amortization

Depreciation and amortization increased by $11.7 million, or 35.2%, to $45.0 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. During the nine months ended September 30, 2017, we acquired $352.0 million in real estate comprised of 70 new properties. In addition to the $352.0 million purchase price for acquisitions during the nine months ended September 31, 2017, we capitalized $6.6 million in acquisition expenses as the result of adopting ASU 2017-01. The capitalized acquisition expenses are capitalized as part of the cost basis of the underlying tangible and intangible assets acquired, and are depreciated over their respective useful lives. For acquisitions made during 2016, we expensed acquisition costs as incurred. We adopted ASU 2017-01 and the respective accounting for acquisition expenses as of January 1, 2017, on a prospective basis, and therefore, this new accounting standard does not impact acquisition costs previously expensed in 2016.

Asset management fees

Asset management fees increased by $2.9 million, or 37.3%, to $10.7 million for the nine months ended September 30, 2017. The Asset Manager receives an annual asset management fee equal to 1% of the aggregate value of our equity on a fully diluted basis based on the Determined Share Value. The increase in asset management fees during 2016 is a result of an increase in the equity on a fully diluted basis and the increase in the Determined Share Value.

The $80.00 per share Determined Share Value in effect as of September 30, 2017, reflected an increase of 3.9% from the $77.00 per share Determined Share Value in effect as of September 30, 2016. Additionally, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. For the nine months ended September 30, 2017, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding was 18.1 million compared to 14.2 million for the nine months ended September 30, 2016. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Acquisition expenses

Acquisition expenses decreased by $8.3 million for the nine months ended September 30, 2017. Under the terms of the Asset Management Agreement, we pay the Asset Manager an acquisition fee equal to 1% of the gross purchase price paid for each property we acquire (including properties contributed in exchange for membership units in the Operating Company).

We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying tangible and intangible assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the nine months ended September 30, 2017, we capitalized $6.6 million in acquisition expenses relating to $352.0 million in acquisitions. The $1.7 million decrease in acquisition expenses incurred during the comparable periods relates to a decrease in acquisition activity. During the nine months ended September 30, 2016, we acquired $381.0 million in real estate.

Property and operating expense

Property and operating expense increased by $1.7 million, or 56.7%, to $4.7 million for the nine months ended September 30, 2017. The increase is attributable to an increase in the number of properties we own, whereby we are responsible for engaging a third party property manager to manage the respective ongoing property maintenance. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants revenue balance.

General and administrative

General and administrative expenses increased by $1.3 million, or 69.0% to $3.3 million for the nine months ended September 30, 2017. The increase is primarily attributable to increased fees for costs and services associated with becoming a public reporting entity in accordance with Section 12(g) of the Exchange Act.

Provision for impairment of investment in rental properties

During the nine months ended September 30, 2017, we recognized $2.6 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. We recognized impairment on four properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.25% to 12%, and a weighted average discount rate of 8%.

Other income (loss)

	For the nine months ended
	September 30,		Increase/
(in thousands)	2017	2016	(Decrease)
Other revenue (expenses)
Preferred distribution income	$550	$531	$19
Interest income	354	9	345
Interest expense	(25,182)	(24,166)	(1,016)
Cost of debt extinguishment	(5,019)	(105)	(4,914)
Gain on sale of real estate	10,332	4,089	6,243

Interest expense

Interest expense increased $1.0 million, or 4.2%, to $25.2 million for the nine months ended September 30, 2017, from $24.2 million for the nine months ended September 30, 2016, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. Our total outstanding debt, excluding capitalized debt issuance costs, increased from $831.3 million at September 30, 2016, to $910.1 million at September 30, 2017.

The increase in outstanding debt was slightly offset by $2.2 million in ineffectiveness recognized on interest rate swaps during the nine months ended September 30, 2016 that was not recognized during the nine months ended September 30, 2017. Ineffectiveness during the nine months ended September 30, 2016 was attributable to inconsistencies in certain terms between the interest rate swaps and the loan agreements for the Term Notes and Revolver. The interest rate swaps continued to qualify for hedge accounting, with the effective portion of mark-to-market adjustments included in accumulated other comprehensive income. During the fourth quarter of 2016, we amended the terms of the credit agreements, thereby reversing the impact of the ineffectiveness and rendering a $0 full year 2016 impact to the consolidated income statement. The increase in interest expense was also offset by a $1.2 million decrease in interest expense during the nine months ended September 30, 2017 related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. Cost of debt extinguishment increased by $4.9 million, to $5.0 million for the nine months ended September 30, 2017, from $0.1 million for the nine months ended September 30, 2016. The fluctuation is a direct result of the $800 million Credit Facility we closed on June 23, 2017, prior to quarter end, together with the corresponding extinguishment of the Revolver, Term Note 1, and Term Note 2, with no similar activity during the nine months ended September 30, 2016.

Gain on sale of real estate

During the nine months ended September 30, 2017, we recognized a $10.3 million gain on the sale of real estate, compared to a gain of $4.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016 we sold ten properties and four properties, respectively. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

Net Income and Non-GAAP Measures (FFO and AFFO)

Our reported results and net earnings per dilutive share are presented in accordance with GAAP. We also disclose FFO and AFFO, each of which are non-GAAP measures. We believe the use of FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO should not be considered alternatives to net income as a performance measure or to cash flows from operations, as reported on our statement of cash flows, or as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the standards established by the 2002 White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to previously depreciated real estate assets. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, acquisition expenses, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps, extraordinary items and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

Neither the SEC or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO and AFFO accordingly.

Net Income, FFO, and AFFO for the three months ended September 30, 2017 and 2016

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended September 30, 2017 and 2016. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	September 30,		Increase/
(in thousands, except per share data)	2017	2016	Decrease
Net income	$12,990	$15,417	$(2,427)
Net earnings per diluted share	0.68	1.02	(0.34)
FFO	27,189	24,548	2,641
FFO per diluted share	1.42	1.63	(0.21)
AFFO	24,813	20,476	4,337
AFFO per diluted share	1.30	1.36	(0.06)
Diluted WASO(1)	19,147	15,074

(1)	Weighted average number of shares of our common stock and membership units in the Operating Company outstanding (“WASO”), computed in accordance with GAAP

Net income

Net income decreased by $2.4 million, or 15.7%, to $13.0 million for the three months ended September 30, 2017, compared to $15.4 million for the three months ended September 30, 2016. Net earnings per diluted share decreased by $0.34 during the same period, down to $0.68 per share. The decrease in net income is primarily attributable to $2.6 million of asset impairment charges recognized during the three months ended September 30, 2017, with no impairment recognized during the three months ended September 30, 2016. The decrease in net income was partially offset by our investments in real estate properties. During the three months ended September 30, 2017, we closed seven real estate acquisitions and acquired $159.2 million in real estate, excluding capitalized acquisition costs, comprised of 22 new properties. Additionally, subsequent to September 30, 2016 and for the twelve month period ended September 30, 2017, we closed 22 real estate acquisitions and acquired approximately $489.8 million in real estate comprised of 88 new properties.

The fluctuation in net income was also impacted by acquisition expenses. During the three months ended September 30, 2016 we recognized $2.4 million in acquisition expenses. We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the three months ended September 30, 2017, we capitalized $2.4 million in acquisition expenses relating to $159.2 million in acquisitions. As such, net income for the three months ended September 30, 2016 was impacted by acquisition expenses, however, net income for the three months ended September 30, 2017 was not. The impact of capitalizing acquisition expenses during the three months ended September 30, 2017 was partially offset by increased depreciation expense relating to the capitalized costs.

The fluctuation in net income for the three months ended September 30, 2017 was also impacted by a $4.1 million gain on the sale of real estate, representing a $1.1 million increase as compared to the three months ended September 30, 2016.

Earnings per share were further impacted by a 4.1 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

FFO

FFO increased by $2.6 million, or 10.8%, to $27.2 million for the three months ended September 30, 2017, compared to $24.5 million for the three months ended September 30, 2016. FFO per diluted share decreased by $0.21 during the same period to $1.42 per share. The increase in FFO is primarily driven by increased revenue year over year as a result of growth in our real estate investment portfolio, as discussed for net income above. Additionally, we added back $2.6 million of asset impairment charges recognized during the three months ended September 30, 2017, which were not recognized during the three months ended September 30, 2016.

Consistent with the decrease in net earnings per diluted share, the increase in FFO was more than offset by a 4.1 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

AFFO

AFFO increased by $4.3 million, or 21.2%, to $24.8 million for the three months ended September 30, 2017, compared to $20.5 million for the three months ended September 30, 2016. AFFO per diluted share decreased by $0.06 during the same period to $1.30 per diluted share.

The period-over-period growth in AFFO was $1.7 million greater than the comparable growth in FFO, primarily as a result of a $3.0 million gain on interest rate swaps and other non-cash interest expense recognized during the three months ended September 30, 2016, which is subtracted from FFO in the AFFO calculation. We did not recognize a gain or loss on interest rate swaps and other non-cash interest expense during the three months ended September 30, 2017. Additionally, AFFO during the three months ended September 30, 2017 was reduced by $1.4 million of debt extinguishment costs, compared to $0.1 million of debt extinguishment costs recognized during the three months ended September 30, 2016. These increases were partially offset by a reduction in the addback for acquisition expenses. During the three months ended September 30, 2016, we added back $2.4 million in acquisition expenses in our AFFO calculation. For the three months ended September 30, 2017, we capitalized all acquisition expenses to the cost basis of the real estate acquired. The capitalized acquisition expenses, beginning in 2017, result in increased depreciation expenses, which is an add-back in the FFO computation. Accordingly, our capitalization of acquisition expenses has no net impact to AFFO.

Consistent with the decrease in net earnings per diluted share, the increase in AFFO was more than offset by a 4.1 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

Net Income, FFO, and AFFO for the nine months ended September 30, 2017 and 2016

The following table presents our net income and our non-GAAP FFO and AFFO for the nine months ended September 30, 2017 and 2016. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the nine months ended
	September 30,		Increase/
(in thousands, except per share data)	2017	2016	Decrease
Net income	$42,729	$26,474	$16,255
Net earnings per diluted share	2.36	1.87	0.49
FFO	79,974	55,658	24,316
FFO per diluted share	4.43	3.93	0.50
AFFO	72,946	57,093	15,853
AFFO per diluted share	4.04	4.03	0.01
Diluted WASO	18,069	14,154

Net income

Net income increased by $16.3 million, or 61.4%, to $42.7 million for the nine months ended September 30, 2017, compared to $26.5 million for the nine months ended September 30, 2016. Net earnings per diluted share increased by $0.49 during the same period, up to $2.36 per share. The increase in net income and earnings per share is attributable to accretive investments in real estate properties made during 2017, coupled with the annualized revenue streams from the real estate investments made during the nine months ended September 30, 2016. We added $352.0 million and $381.0 million in real estate investments during the nine months ended September 30, 2017 and 2016, respectively.

In increase in net income was also impacted by acquisition expenses. During the nine months ended September 30, 2016 we recognized $8.3 million in acquisition expenses. We adopted ASU 2017-01 effective January 1, 2017, and under this new accounting standard, we capitalize acquisition expenses as part of the cost basis of the underlying assets acquired, as opposed to expensing them as incurred. We adopted ASU 2017-01 on a prospective basis. For the nine months ended September 30, 2017, we capitalized $6.6 million in acquisition expenses relating to $352.0 million in acquisitions. As such, net income for the nine months ended September 30, 2016 was impacted by acquisition expenses, however, net income for the nine months ended September 30, 2017 was not. The impact of capitalizing acquisition expenses during the nine months ended September 30, 2017 was partially offset by increased depreciation expense relating to the capitalized costs.

The increase in net income for the nine months ended September 30, 2016 was also impacted by a $10.3 million gain on the sale of real estate, representing a $6.2 million increase as compared to the nine months ended September 30, 2016.

The increase in net income in the earnings per share computation was partially offset by a 3.9 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises.

FFO

FFO increased by $24.3 million, or 43.7%, to $80.0 million for the nine months ended September 30, 2017, compared to $55.7 million for the nine months ended September 30, 2016. FFO per diluted share increased by $0.50 during the same period to $4.43 per share. The increase in FFO is primarily driven by increased revenue period-over-period as the result of growth in our real estate investment portfolio. We added $352.0 million in real estate investments during the nine months ended September 30, 2017. Growth in FFO per diluted share was less than growth in net earnings per diluted share primarily as a result of a $10.3 million gain on sale of real estate recognized in net income during the nine months ended September 30, 2017, which was adjusted and excluded in the FFO computation.

AFFO

AFFO increased by $15.9 million, or 27.8%, to $72.9 million for the nine months ended September 30, 2017, compared to $57.1 million for the nine months ended September 30, 2016. AFFO per diluted share increased by $0.01 during the same period to $4.04 per diluted share.

AFFO per diluted share growth of $0.01 as compared to FFO per diluted share growth of $0.50 was primarily impacted by acquisition expenses. During the nine months ended September 30, 2016, we recognized $8.3 million in acquisition expenses that were added back to FFO in computing AFFO. For the nine months ended September 30, 2017, we capitalized all acquisition expenses to the cost basis of the real estate acquired. The capitalized acquisition expenses, beginning in 2017, result in increased depreciation expenses, which is an add-back in the FFO computation. AFFO per diluted share growth as compared to FFO per diluted share growth was also impacted by the (gain) loss on interest rate swaps and other non-cash interest expense. During the nine months ended September 30, 2016, we recognized an add-back of $2.2 million, compared to a deduction of $1.3 million for the nine months ended September 30, 2017. These impacts were offset by a $4.9 million increase in the add-back for the cost of debt extinguishment. During the nine months ended September 30, 2017 we recognized $5.0 million in debt extinguishment costs, compared to $0.1 million for the nine months ended September 30, 2016.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2017 and 2016. Also presented is information regarding distributions paid to common stockholders and non-controlling interests and the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company used for the basic and diluted computation per share:

	For the three months ended		For the nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2017	2016	2017	2016
Net income	$12,990	$15,417	$42,729	$26,474
Real property depreciation and amortization	15,643	12,114	44,969	33,273
Gain on sale of real estate	(4,052)	(2,983)	(10,332)	(4,089)
Asset impairment	2,608	—	2,608	—
FFO	$27,189	$24,548	$79,974	$55,658
Capital improvements / reserves	(49)	(49)	(147)	(147)
Straight line rent adjustment	(4,520)	(3,759)	(12,585)	(9,761)
Cost of debt extinguishment	1,404	52	5,019	105
Amortization of debt issuance costs	486	456	1,343	1,279
Amortization of net mortgage premiums	205	(48)	135	(143)
(Gain) Loss on interest rate swaps and other non-cash interest expense	—	(2,991)	(1,280)	2,219
Amortization of lease intangibles	99	(100)	487	(373)
Acquisition expenses	—	2,367	—	8,256
AFFO	$24,813	$20,476	$72,946	$57,093

Diluted WASO	19,147	15,074	18,069	14,154

Net earnings per share, basic and diluted	$0.68	$1.02	$2.36	$1.87
FFO per diluted share	1.42	1.63	4.43	3.93
AFFO per diluted share	$1.30	$1.36	$4.04	$4.03

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates under Item 2. “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10.

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

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable rate debt to a fixed rate. As of September 30, 2017, we had 24 interest rate swap agreements outstanding, with an aggregate notional amount of $640 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable rate borrowings. The interest rate swaps have been designated by us as effective cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of the current swap agreements relating to our unsecured credit facilities. Several of the interest rate swaps agreements set forth in the table below were entered into in conjunction with previous secured and unsecured borrowings that were retired and the swaps have since been reapplied in support of the current unsecured credit facilities.

Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November-23	2.80%	1 month LIBOR	$25,000,000	(1,177,353)
Bank of Montreal	July-24	1.16%	1 month LIBOR	40,000,000	2,146,861
Bank of Montreal	January-25	1.91%	1 month LIBOR	25,000,000	192,803
Bank of Montreal	July-25	2.32%	1 month LIBOR	25,000,000	(489,600)
Bank of Montreal	January-26	1.92%	1 month LIBOR	25,000,000	297,340
Bank of Montreal	January-26	2.05%	1 month LIBOR	40,000,000	84,117
Bank of Montreal	December-26	2.33%	1 month LIBOR	10,000,000	(175,375)
Capital One, N.A.	December-21	1.05%	1 month LIBOR	15,000,000	486,922
Capital One, N.A.	December-24	1.58%	1 month LIBOR	15,000,000	459,406
Capital One, N.A.	January-26	2.08%	1 month LIBOR	35,000,000	38,960
Capital One, N.A.	July-26	1.32%	1 month LIBOR	35,000,000	2,289,026
Manufacturers & Traders Trust Co.	September-22	2.83%	1 month LIBOR	25,000,000	(1,149,860)
Manufacturers & Traders Trust Co.	November-23	2.65%	1 month LIBOR	25,000,000	(1,023,132)
Regions Bank	March-18	1.77%	1 month LIBOR	25,000,000	(46,329)
Regions Bank	March-19	1.91%	3 month LIBOR	25,000,000	(105,943)
Regions Bank	May-20	2.12%	1 month LIBOR	50,000,000	(561,657)
Regions Bank	March-22	2.43%	3 month LIBOR	25,000,000	(550,191)
Regions Bank	December-23	1.18%	1 month LIBOR	25,000,000	1,177,710
SunTrust Bank	April-24	1.99%	1 month LIBOR	25,000,000	(63,116)
SunTrust Bank	April-25	2.20%	1 month LIBOR	25,000,000	(331,624)
SunTrust Bank	July-25	1.99%	1 month LIBOR	25,000,000	71,593
SunTrust Bank	January-26	1.93%	1 month LIBOR	25,000,000	248,334
Wells Fargo Bank, N.A.	February-21	2.39%	1 month LIBOR	35,000,000	(738,635)
Wells Fargo Bank, N.A.	October-24	2.72%	1 month LIBOR	15,000,000	(706,367)

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2017, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in the Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Common Stock

In December 2007, we commenced our ongoing private offering of shares of our common stock. The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the nine months ended September 30, 2017 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Determined Share Value – Common Shares (1)	Total Proceeds – Common Shares Sold	Common Shares DRIP	Determined Share Value – DRIP(2)	Total Proceeds – Common Share DRIP(3)	Total Proceeds
January	2017	413	$77	$31,827	38	$75	$2,836	$34,663
February	2017	270	79	21,314	39	75	2,934	24,248
March	2017	368	79	28,946	39	77	3,071	32,017
April	2017	234	79	18,462	41	77	3,166	21,628
May	2017	291	80	23,242	42	78	3,266	26,508
June	2017	352	80	28,064	42	79	3,319	31,383
July	2017	220	80	17,601	44	78	3,394	20,995
August	2017	343	80	27,455	45	78	3,501	30,956
September	2017	297	80	23,676	45	78	3,544	27,220
TOTAL		2,788		$220,587	375		$29,031	$249,618

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares are purchased at a discounted rate of 98% of the Determined Share Value.
(3)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 13 to the consolidated financial statements included in this Form 10-Q for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “Accredited Investor” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as accredited investors.

Issuances of Membership Units

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the Operating Company in exchange for membership units in the Operating Company. During June 2017 we issued 103,478 membership units in the Operating Company in exchange for property in the amount of $8.3 million. There were no other membership unit issuances during the nine months ended September 30, 2017.

None of the membership units in the Operating Company discussed above were registered under the Securities Act in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the membership units in the Operating Company discussed above were sold to persons who represented to us in writing that they qualified as an Accredited Investor, as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as accredited investors.

Repurchases of Equity Securities

During the three months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2017	—	—	$—	(3)
August 2017	—	—	$—	(3)
September 2017	23,374	23,374	$77.36	(3)
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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: November 13, 2017	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer

Date: November 13, 2017	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer