Form 10-Q
period 2018-03-31
Broadstone Net Lease, Inc.
filed 2018-05-08
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018, or

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

There were 19,805,985.018 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2018.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,251,938	$2,186,141
Accounted for using the direct financing method	41,610	41,617
Investment in rental property, net	2,293,548	2,227,758
Cash and cash equivalents	13,499	9,355
Restricted cash	11,251	744
Accrued rental income	56,465	52,018
Tenant and other receivables, net	421	897
Tenant and capital reserves	992	943
Prepaid expenses and other assets	855	267
Notes receivable	6,527	6,527
Investment in related party	10,000	10,000
Interest rate swap, assets	24,040	11,008
Intangible lease assets, net	247,249	242,659
Debt issuance costs – unsecured revolver, net	2,835	3,026
Leasing fees, net	13,987	13,554
Total assets	$2,681,669	$2,578,756

Liabilities and equity
Unsecured revolver	$317,000	$273,000
Mortgages and notes payable, net	67,097	67,832
Unsecured term notes, net	837,159	836,912
Interest rate swap, liabilities	1,096	5,020
Accounts payable and other liabilities	22,197	20,345
Due to related parties	2,271	722
Tenant improvement allowances	4,292	5,669
Accrued interest payable	4,642	3,311
Intangible lease liabilities, net	80,235	81,744
Total liabilities	1,335,989	1,294,555

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 19,572 and 18,909 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	1,355,268	1,301,979
Subscriptions receivable	(144)	(15)
Cumulative distributions in excess of retained earnings	(127,183)	(120,280)
Accumulated other comprehensive income	20,807	5,122
Total Broadstone Net Lease, Inc. stockholders’ equity	1,248,768	1,186,825
Non-controlling interests	96,912	97,376
Total equity	1,345,680	1,284,201
Total liabilities and equity	$2,681,669	$2,578,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2018	2017
Revenues
Rental income from operating leases	$51,832	$39,401
Earned income from direct financing leases	966	1,133
Operating expenses reimbursed from tenants	2,749	1,617
Other income from real estate transactions	42	34
Total revenues	55,589	42,185

Operating expenses
Depreciation and amortization	19,202	14,593
Asset management fees	4,143	3,193
Property management fees	1,517	1,168
Property and operating expense	2,619	1,577
General and administrative	1,330	963
State and franchise tax	243	50
Total operating expenses	29,054	21,544
Operating income	26,535	20,641
Other income (expenses)
Preferred distribution income	188	181
Interest income	110	112
Interest expense	(11,177)	(7,942)
Cost of debt extinguishment	—	(48)
Gain on sale of real estate	3,339	803
Net income	18,995	13,747
Net income attributable to non-controlling interests	(1,422)	(1,153)
Net income attributable to Broadstone Net Lease, Inc.	$17,573	$12,594

Weighted average number of common shares outstanding
Basic	19,167	15,582
Diluted	20,719	17,009
Net Earnings per common share
Basic and diluted	$0.92	$0.81

Comprehensive income
Net income	$18,995	$13,747
Other comprehensive income
Change in fair value of interest rate swaps	16,955	2,560
Comprehensive income	35,950	16,307
Comprehensive income attributable to non-controlling interests	(2,692)	(1,368)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$33,258	$14,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	—	—	—	12,594	—	1,153	13,747
Issuance of 1,167 shares of common stock, net	1	91,055	9,540	—	—	—	100,596
Other offering costs	—	(410)	—	—	—	—	(410)
Distributions declared ($0.410 per share January 2017, $0.415 per share February through March 2017)	—	—	—	(19,326)	—	(1,941)	(21,267)
Change in fair value of interest rate swap agreements	—	—	—	—	2,346	214	2,560
Redemption of 18 shares of common stock	—	(1,380)	—	—	—	—	(1,380)
Balance, March 31, 2017	$16	$1,098,696	$(250)	$(96,692)	$4,438	$86,175	$1,092,383

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	17,573	—	1,422	18,995
Issuance of 710 shares of common stock, net	1	57,154	(129)	—	—	—	57,026
Other offering costs	—	(224)	—	—	—	—	(224)
Distributions declared ($0.415 per share January 2018, $0.43 per share February through March 2018)	—	—	—	(24,476)	—	(2,472)	(26,948)
Change in fair value of interest rate swap agreements	—		—	—	15,685	1,270	16,955
Conversion of 8 membership units to 8 shares of common stock	—	684	—	—	—	(684)	—
Redemption of 46 shares of common stock	—	(3,577)	—	—	—	—	(3,577)
Cancellation of 9 shares of common stock	—	(748)	—	—	—	—	(748)
Balance, March 31, 2018	$20	$1,355,268	$(144)	$(127,183)	$20,807	$96,912	$1,345,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2018	2017
Operating activities
Net income	$18,995	$13,747
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	19,380	14,794
Amortization of debt issuance costs charged to interest expense	425	383
Straight-line rent and financing lease adjustments	(5,141)	(4,038)
Cost of debt extinguishment	—	48
Gain on sale of real estate	(3,339)	(803)
Non-cash interest	—	(101)
Other non-cash items	185	134
Leasing fees paid	(785)	(897)
Changes in assets and liabilities:
Tenant and other receivables	(272)	35
Prepaid expenses and other assets	(588)	(396)
Accounts payable and other liabilities	2,046	1,226
Accrued interest payable	1,331	(146)
Net cash provided by operating activities	32,237	23,986

Investing activities
Acquisition of rental property accounted for using the operating method	(101,835)	(91,294)
Capital expenditures and improvements	(1,378)	(2,287)
Proceeds from disposition of rental property, net	15,738	5,931
Increase in tenant and capital reserves	(49)	(32)
Net cash used in investing activities	(87,524)	(87,682)

Financing activities
Proceeds from issuance of common stock, net	44,957	91,506
Redemptions of common stock	(3,577)	(1,380)
Principal payments on mortgages and notes payable	(722)	(15,396)
Borrowings on unsecured revolver	79,000	85,000
Repayments on unsecured revolver	(35,000)	(67,000)
Cash distributions paid to stockholders	(12,256)	(10,213)
Cash distributions paid to non-controlling interests	(2,464)	(1,936)
Debt issuance costs paid	—	(351)
Net cash provided by financing activities	69,938	80,230
Net increase in cash and cash equivalents and restricted cash	14,651	16,534
Cash and cash equivalents and restricted cash at beginning of period	10,099	23,103
Cash and cash equivalents and restricted cash at end of period	$24,750	$39,637

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$9,355	$21,635
Restricted cash at beginning of period	744	1,468
Cash and cash equivalents and restricted cash at beginning of period	$10,099	$23,103

Cash and cash equivalents at end of period	$13,499	$32,804
Restricted cash at end of period	11,251	6,833
Cash and cash equivalents and restricted cash at end of period	$24,750	$39,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. Properties are generally leased on a triple-net basis such that tenants pay all operating expenses relating to the property, including, but not limited to, property taxes, insurance, maintenance, repairs, and capital costs, during the lease term. As of March 31, 2018, the Corporation owned a diversified portfolio of 550 individual net leased commercial properties located in 40 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. At March 31, 2018 and December 31, 2017, the Corporation owned economic interests of 92.7%, and 92.4%, respectively, in the Operating Company. The Corporation is also the sole managing member of the Operating Company. The remaining interests in the Operating Company are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”).

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s affairs. The Corporation is externally managed and its board of directors has retained the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy, and to provide certain property management services for the Corporation’s properties, subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager is a wholly-owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Corporation. Refer to Note 3 for further discussion over related parties and related party transactions.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Security and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited financial statements for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Therefore, the readers of this quarterly report should refer to those audited financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.7% interest in the Operating Company at March 31, 2018, and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the Operating Company not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between investment in rental property and intangible assets acquired and liabilities assumed, the value of long-lived assets, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the allowance for doubtful accounts, the fair value of assumed debt and notes payables the fair value of the Company’s interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgage and notes payable and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is greater than or equal to 75% of the underlying property’s estimated useful life, or (iv) the present value of the future minimum lease payments (excluding executory costs) is greater than or equal to 90% of the fair value of the leased property. If one or more of these criteria are met, and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease. Consistent with Financial Accounting Standards Board (“FASB”) ASC 840, Leases, if the fair value of the land component is 25% or more of the total fair value of the leased property, the land is considered separately from the building for purposes of applying the lease term and minimum lease payments criterion in (iii) and (iv) above.

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

Adoption of ASU 2014-09, described further in Recently Adopted Accounting Standards elsewhere in Note 2, did not have an impact on the nature, amount or timing of revenue recognized for operating leases and direct financing leases as revenue from these sources is derived from lease contracts and therefore falls outside the scope of this guidance.

Sales of Real Estate

As described further in Recently Adopted Accounting Standards elsewhere in Note 2, the Company adopted ASU 2017-05, effective January 1, 2018. Under ASU 2017-05, the Company’s sales of real estate are generally considered to be sales to non-customers, requiring the Company to identify each distinct non-financial asset promised to the buyer. The Company determines whether the buyer obtains control of the non-financial assets, achieved through the transfer of the risks and rewards of ownership of the non-financial assets. If control is transferred to the buyer, the Company derecognizes the asset.

If the Company determines that it did not transfer control of the non-financial assets to the buyer, the Company will analyze the contract for separate performance obligations and allocate a portion of the sales price to each performance obligation. As performance obligations are satisfied, the Company will recognize the respective income in the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company accounts for discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date and are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance were $9,164 and $8,585 at March 31, 2018 and December 31, 2017, respectively.

Allowance for Doubtful Accounts

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

(in thousands)	March 31, 2018	December 31, 2017
Beginning balance	$742	$323
Provision for doubtful accounts	250	419
Recoveries	(150)	—
Write-offs	(177)	—
Ending balance	$665	$742

Derivative Instruments

The Company uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. The gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments on the related debt are incurred and as the swap net settlements occur. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 7.3% and 7.6% at March 31, 2018 and December 31, 2017, respectively, by third parties which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect their share of the book value of the Operating Company. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Condensed Consolidated Statements of Stockholders’ Equity.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The balances of financial instruments measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are as follows (see Note 10):

	March 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$24,040	$—	$24,040	$—
Interest rate swap, liabilities	(1,096)	—	(1,096)	—
	$22,944	$—	$22,944	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Interest rate swaps, assets	$11,008	$—	$11,008	$—
Interest rate swap, liabilities	(5,020)	—	(5,020)	—
	$5,988	$—	$5,988	$—

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, net, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

The fair value of the Company’s debt was estimated using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current LIBOR, US treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation. The fair value of the Company’s Mortgage and notes payable, net, Unsecured term notes, net, and Unsecured revolver are estimated to be $1,198,630 and $1,177,197 at March 31, 2018 and December 31, 2017, respectively, as compared to the carrying amount of such debt of $1,224,713 and $1,181,470 on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

The Company did not have any assets measured at fair value on a nonrecurring basis at March 31, 2018.

Taxes Collected From Tenants and Remitted to Governmental Authorities

The Company’s properties are generally leased on a triple-net basis, which provides that the tenants are responsible for the payment of all property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis. For the three months ended March 31, 2018 and 2017, the Company’s tenants, pursuant to their lease obligations, have made direct payment for property taxes to the taxing authorities of approximately $9,182 and $7,412, respectively.

In some situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue of $1,195 and $635 is included in Operating expenses reimbursed from tenants and expense of $1,157 and $639 is included in Property and operating expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, respectively.

Recently Adopted Accounting Standards

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements. The new guidance removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. The new guidance is effective January 1, 2019, with early adoption permitted, and provides companies with a modified retrospective transition method for each cash flow and net investment hedge relationship existing on the date of adoption. This adoption method will require a company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company adopted the guidance effective January 1, 2018. The Company did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Previously, there had been no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 as of January 1, 2018. In line with the retrospective adoption of this standard, the Company removed the change in restricted cash from cash flows used in investing activities of $(5,365) for the three months ended March 31, 2017. See Reclassifications elsewhere in Note 2.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides classification guidance for eight specific topics, including but not limited to, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 as of January 1, 2018. The classification of debt extinguishment costs in the Condensed Consolidated Statements of Cash Flows addressed by ASU 2016-15 is applicable to the Company. However, adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Statements of Cash Flows, as the Company historically classified these cash flows as required by the guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, including all updates, is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018 on a modified retrospective basis. The adoption had no effect on the Company’s Condensed Consolidated Financial Statements as the Company’s revenues are lease related, which are not subject to the provisions of ASU 2014-09.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance is required to be adopted concurrently with the amendments in ASU 2014-09. The new pronouncement adds guidance for partial sales of nonfinancial assets, including real estate. In adopting ASU 2017-05, companies may use either a full retrospective or a modified retrospective approach. The Company previously recognized revenue on sales of real estate at the time the asset was transferred (i.e., at the time of closing). Upon adoption of ASU 2014-09, as discussed above, and therefore ASU 2017-05, the Company now evaluates any separate contract or performance obligation to determine proper timing of revenue recognition, as well as sales price allocation when a performance obligation is identified. Adoption of this pronouncement had no effect on the Company’s Condensed Consolidated Financial Statements during the three months ended March 31, 2018 or in any periods.

Other Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company does not have any material leases where the Company is the lessee. Under the new pronouncement, lessor accounting will be largely unchanged from existing GAAP.  However, there are certain changes, including 1) accounting for non-lease components of leases and 2) lease classification tests. In adopting the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective January 1, 2019, with early adoption permitted. Upon adoption, the Company will record certain expenses paid directly by tenants that protect the Company’s interest in the properties, such as real estate taxes, on a gross basis, where revenue and the corresponding expense will be recorded and presented in the Condensed Consolidated Statements of Income and Comprehensive Income.  The Company currently records and presents these amounts on a net basis (see Taxes Collected From Tenants and Remitted to Governmental Authorities elsewhere in Note 2). The Company is continuing to evaluate the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures until the guidance becomes effective.

Reclassifications

As described below, certain prior period amounts have been reclassified to conform with the current period’s presentation.

In connection with the adoption of ASU 2016-18, discussed in Recently Adopted Accounting Standards elsewhere in Note 2, certain reclassifications have been made to prior period balances to conform to current presentation in the Condensed Consolidated Statements of Cash Flows. Under ASU 2016-18, changes in restricted cash which were previously shown in cash flows used in investing activities in the Condensed Consolidated Statements of Cash Flows are now reflected as part of the total change in cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows.

3. Related-Party Transactions

Property Management Agreement

The Corporation and the Operating Company are a party to a property management agreement (as amended, the “Property Management Agreement”) with the Manager, a related party in which certain directors of the Corporation have either a direct or indirect ownership interest. Under the terms of the Property Management Agreement, the Manager manages and coordinates certain aspects of the leasing of the Corporation’s rental property.

In exchange for services provided under the Property Management Agreement, the Manager receives certain fees and other compensation as follows:

(a)	3% of gross rentals collected each month from the rental property for property management services (other than one property, which has a separate agreement for 5% of gross rentals); and
(b)	Re-leasing fees for existing rental property equal to one month’s rent for a new lease with an existing tenant and two months’ rent for a new lease with a new tenant.

Effective January 1, 2018, the Property Management Agreement was amended to, among other things, extend the recurring term of the agreement from one year to three years, clarify termination provisions, include a Termination Event concept and a Key Person Event concept, each as defined in the Property Management Agreement, and remove fee provisions relating to short-term financing or guarantees provided by the Manager to the Operating Company.

The Property Management Agreement will automatically renew on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Property Management Agreement.  The Property Management Agreement provides for termination (i) immediately by the Corporation’s Independent Directors Committee (“IDC”) for Cause, as defined in the Property Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Manager, in connection with a change of control of the Manager, as defined in the Property Management Agreement, (iii) by the IDC, by providing the Manager with written notice of termination not less than one year prior to the last calendar day of any renewal term, (iv) by the Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Termination Event, and (vi) by the IDC upon a Key Person Event.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of March 31, 2018, if the Property Management Agreement had been terminated at March 31, 2018, subject to the conditions noted above, the termination fee would have been $16,013.

Asset Management Agreement

The Corporation and the Operating Company are party to an asset management agreement (as amended, the “Asset Management Agreement”) with the Asset Manager, a single member limited liability company with the Manager as the single member, and therefore a related party in which certain directors of the Corporation have an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager is responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the Corporation’s IDC for its valuation functions and other duties. The Asset Manager also designates two individuals to serve on the Board of Directors of the Corporation.

Effective January 1, 2018, the Asset Management Agreement was amended to, among other things, extend the recurring term of the agreement from one year to three years, provide for additional disposition fee provisions, and include a Disposition Event concept and Key Person Event concept, each as defined in the amended Asset Management Agreement. The Asset Management Agreement defines a Disposition Event in the same manner as a Termination Event is defined in the Property Management Agreement discussed above.

Under the terms of the Asset Management Agreement, the Asset Manager is compensated as follows:

(a)

a quarterly asset management fee equal to 0.25% of the aggregate value of common stock, based on the per share value as determined by the IDC each quarter, on a fully diluted basis as if all interests in the Operating Company had been converted into shares of the Corporation’s common stock;

(b)	0.5% of the proceeds from future equity closings as reimbursement for offering, marketing, and brokerage expenses;
(c)

1% of the gross purchase price paid for each rental property acquired (other than acquisitions described in (d) below), including any property contributed in exchange for membership interests in the Operating Company;

(d)

2% of the gross purchase price paid for each rental property acquired in the event that the acquisition of a rental property requires a new lease (as opposed to the assumption of an existing lease), such as a sale-leaseback transaction;

(e)	1% of the gross sale price received for each rental property disposition; and
(f)	1% of the Aggregate Consideration, as defined in the Asset Management Agreement, received in connection with a Disposition Event.

The Asset Management Agreement will automatically renew on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Asset Management Agreement. The Asset Management Agreement provides for termination (i) immediately by the IDC for Cause, as defined in the Asset Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Asset Manager, in connection with a change in control of the Asset Manager, as defined in the Asset Management Agreement, (iii) by the IDC, by providing the Asset Manager with written notice of termination not less than one year prior to the last calendar of any renewal term, (iv) by the Asset Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Disposition Event, and (vi) by the IDC upon a Key Person Event.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of March 31, 2018, if the Asset Management Agreement had been terminated at March 31, 2018, subject to the conditions noted above, the termination fee would have been $47,115.

Total fees incurred under the Property Management Agreement and Asset Management Agreement for the three months ended March 31, 2018 and 2017, are as follows:

(in thousands)		For the three months ended March 31,
Type of Fee	Financial Statement Presentation	2018	2017
Asset management fee	Asset management fees	$4,143	$3,193
Property management fee	Property management fees	1,517	1,168
Total management fee expense		5,660	4,361

Marketing fee (offering costs)	Additional paid-in capital	224	410
Acquisition fee	Capitalized as a component of assets acquired	1,006	897
Leasing fee	Leasing fees, net	785	897
Disposition fee	Gain on sale of real estate	168	63
Total management fees		$7,843	$6,628

Included in management fees are $2,271 and $722 of unpaid fees recorded in Due to related parties on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.  All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

4. Acquisitions

The Company closed on the following acquisitions during the three months ended March 31, 2018:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Retail/Industrial	26	78,530
		27	$100,530	(a)
(a)	Acquisition price does not include capitalized acquisition costs of $2,138.

The Company closed on the following acquisitions during the three months ended March 31, 2017:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
		10	$89,716	(b)
(b)	Acquisition price does not include capitalized acquisition costs of $1,578.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the three months ended March 31, 2018 and 2017, discussed above:

	For the three months ended March 31,
(in thousands)	2018	2017
Land	$15,381	$2,286
Land improvements	5,591	4,209
Buildings and other improvements	71,825	71,528
Acquired in-place leases(c)	9,088	8,998
Acquired above-market leases(d)	1,523	6,380
Acquired below-market leases(e)	(740)	(2,107)
	$102,668	$91,294
(c)	The weighted average amortization period for acquired in-place leases is 20 years for acquisitions completed during the three months ended March 31, 2018 and 2017.
(d)	The weighted average amortization period for acquired above-market leases is 20 years for acquisitions completed during the three months ended March 31, 2018 and 2017.
(e)	The weighted average amortization period for acquired below-market leases is 20 years and 18 years for acquisitions completed during the three months ended March 31, 2018 and 2017, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions closed during the three months ended March 31, 2018 and 2017, qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Subsequent to March 31, 2018, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
April 30, 2018	Other	1	$16,170
		1	$16,170

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to March 31, 2018; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(in thousands, except number of properties)	2018	2017
Number of properties disposed	5	1
Aggregate sale price	$16,813	$6,320
Aggregate carrying value	12,399	5,127
Additional sales expenses	1,075	390
Gain on sale of real estate	$3,339	$803

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At March 31, 2018, the Company had 535 real estate properties which were leased under leases that have been classified as operating leases and 15 that have been classified as direct financing leases. Of the 15 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Land	$361,344	$348,940
Land improvements	216,115	211,674
Buildings	1,817,128	1,754,796
Tenant improvements	11,426	11,425
Equipment	7,689	7,689
	2,413,702	2,334,524
Less accumulated depreciation	(161,764)	(148,383)
	$2,251,938	$2,186,141

Depreciation expense on investment in rental property was $15,164 and $11,931 for the three months ended March 31, 2018 and 2017, respectively.

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at March 31, 2018 are as follows:

(in thousands)
Remainder of 2018	$145,610
2019	197,600
2020	200,684
2021	203,623
2022	206,021
Thereafter	1,941,315
$2,894,853

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future minimum lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on the Consumer Price Index, or future contingent rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Minimum lease payments to be received	$76,929	$77,889
Estimated unguaranteed residual values	19,758	19,758
Less unearned revenue	(55,077)	(56,030)
Net investment in direct financing leases	$41,610	$41,617

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at March 31, 2018 are as follows:

(in thousands)
Remainder of 2018	$2,897
2019	3,931
2020	4,037
2021	4,126
2022	4,211
Thereafter	57,727
$76,929

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable Consumer Price Index rent increases, or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Lease intangibles:
Acquired above-market leases	$60,650	$59,502
Less accumulated amortization	(10,615)	(9,183)
Acquired above-market leases, net	50,035	50,319
Acquired in-place leases	225,389	216,858
Less accumulated amortization	(28,175)	(24,518)
Acquired in-place leases, net	197,214	192,340
Total intangible lease assets, net	$247,249	$242,659
Acquired below-market leases	$91,326	$91,667
Less accumulated amortization	(11,091)	(9,923)
Intangible lease liabilities, net	$80,235	$81,744
Leasing fees	$16,857	$16,286
Less accumulated amortization	(2,870)	(2,732)
Leasing fees, net	$13,987	$13,554

Amortization expense was $4,038 and $2,663 for acquired in-place leases and leasing fees for the three months ended March 31, 2018 and 2017, respectively. Amortization of acquired above-market and below-market leases, net, was a decrease in rental income of $178 and $200 for the three months ended March 31, 2018 and 2017, respectively.

Estimated future amortization of intangible assets and liabilities at March 31, 2018 is as follows:

(in thousands)
Remainder of 2018	$12,334
2019	14,144
2020	14,012
2021	13,974
2022	13,827
Thereafter	112,710
$181,001

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements at March 31, 2018 and December 31, 2017:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2018	December 31, 2017	Interest Rate(d)	Maturity Date
2015 Unsecured Term Loan Agreement(a)	$325,000	$325,000	1- month LIBOR + 1.40%	Feb. 2019 (f)
2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver(b)	317,000	273,000	1- and 3- month LIBOR + 1.20% (e)	Jan. 2022
5.5-Year term loan	265,000	265,000	1- month LIBOR + 1.35%	Jan. 2023
7-Year term loan	100,000	100,000	1- month LIBOR + 1.90%	Jun. 2024
	682,000	638,000
2017 Senior Notes(a)	150,000	150,000	4.84%	Apr. 2027
Total	1,157,000	1,113,000
Debt issuance costs, net(c)	(2,841)	(3,088)
	$1,154,159	$1,109,912

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At March 31, 2018 the Company had an outstanding balance of $14,000 on the swingline loan feature of the Revolver, due within five business days. Subsequent to March 31, 2018, the balance became a part of the Revolver and matures in January 2022.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At March 31, 2018 and December 31, 2017, the one-month LIBOR was 1.67% and 1.37%, respectively. At March 31, 2018 and December 31, 2017, the three-month LIBOR was 2.02% and 1.49%, respectively.
(e)	$253,000 of the balance is at one-month LIBOR plus 1.20%, while the remaining $50,000 balance is at three-month LIBOR plus 1.20%. See also (b) above.
(f)	The agreement provides for two one-year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.01% fee.

At March 31, 2018 and December 31, 2017, the weighted average interest rate on all outstanding borrowings was 3.29% and 3.03%, respectively.  The Revolver is subject to a facility fee of 0.25% per annum.  In addition, the 5.5-Year Term Loan and 7-Year Term Loan are subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan.

Debt issuance costs of $461 and $424 were amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, respectively.

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at March 31, 2018 and December 31, 2017:

(in thousands, except interest rates)
Lender		Original Date (Month/Year)	Maturity Date (Month/Year)	Interest Rate	March 31, 2018	December 31, 2017
(1)	PNC Bank	Oct-16	Nov-26	3.62%	$18,530	$18,622	(b) (c)
(2)	Sun Life	Mar-12	Oct-21	5.13%	11,577	11,670	(b) (g)
(3)	Aegon	Apr-12	Oct-23	6.38%	9,003	9,168	(b) (h)
(4)	Symetra Financial	Nov-17	Oct-26	3.65%	6,631	6,685	(a) (b) (k) (l)
(5)	Siemens Financial Services, Inc.	Sep-10	Sep-20	5.47%	5,771	5,820	(a) (b)
(6)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	5,436	5,670	(b) (e)
(7)	M&T Bank	Oct-17	Aug-21	1- month LIBOR+3%	5,151	5,183	(b) (d) (i) (j)
(8)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,797	1,813	(b) (c) (f)
(9)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,490	1,500	(b) (c) (d)
(10)	Symetra Financial	Mar-11	Apr-31	6.34%	1,000	1,008	(a) (b)
(11)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(12)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	577	581	(b) (c) (d) (f)
					67,713	68,470
	Debt issuance costs, net				(616)	(638)
					$67,097	$67,832

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
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

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 10.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.

At March 31, 2018, investment in rental property of $109,265 is pledged as collateral against the Company’s mortgages and notes payable.

The Company did not extinguish any mortgages during the three months ended March 31, 2018. The Company extinguished seven mortgages totaling $48,108 during the year ended December 31, 2017, and three mortgages totaling $14,536 during the three months ended March 31, 2017. For the three months ended March 31, 2017, the cost of extinguishment for the mortgages was $48.

Estimated future principal payments to be made under the above mortgage and note payable agreements and the Company’s unsecured credit agreements (see Note 8) at March 31, 2018 are as follows:

(in thousands)
Remainder of 2018	$16,357
2019	328,351
2020	8,777
2021	18,268
2022	311,828
Thereafter	541,132
$1,224,713

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

The following is a summary of the Company’s outstanding interest rate swap agreements at March 31, 2018 and December 31, 2017:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	March 31, 2018	December 31, 2017
Bank of America, N.A.	November 2023	2.80%	LIBOR 1 month	$25,000	$(310)	$(863)
Bank of Montreal	July 2024	1.16%	LIBOR 1 month	40,000	3,299	2,503
Bank of Montreal	January 2025	1.91%	LIBOR 1 month	25,000	1,052	464
Bank of Montreal	July 2025	2.32%	LIBOR 1 month	25,000	457	(194)
Bank of Montreal	January 2026	1.92%	LIBOR 1 month	25,000	1,207	561
Bank of Montreal	January 2026	2.05%	LIBOR 1 month	40,000	1,570	520
Bank of Montreal	December 2026	2.33%	LIBOR 1 month	10,000	230	(63)
Bank of Montreal	December 2027	2.37%	LIBOR 1 month	25,000	599	(192)
Capital One, N.A.	December 2021	1.05%	LIBOR 1 month	15,000	786	607
Capital One, N.A.	December 2024	1.58%	LIBOR 1 month	15,000	942	603
Capital One, N.A.	January 2026	2.08%	LIBOR 1 month	35,000	1,324	399
Capital One, N.A.	July 2026	1.32%	LIBOR 1 month	35,000	3,450	2,565
Capital One, N.A.	December 2027	2.37%	LIBOR 1 month	25,000	626	(189)
M&T Bank	August 2021	1.02%	LIBOR 1 month	5,151	233	182	(a), (b)
M&T Bank	September 2022	2.83%	LIBOR 1 month	25,000	(328)	(810)
M&T Bank	November 2023	2.65%	LIBOR 1 month	25,000	(125)	(686)
Regions Bank	March 2018	1.77%	LIBOR 1 month	—	—	(9)	(c)
Regions Bank	March 2019	1.91%	LIBOR 3 month	25,000	114	2
Regions Bank	May 2020	2.12%	LIBOR 1 month	50,000	247	(153)
Regions Bank	March 2022	2.43%	LIBOR 3 month	25,000	(205)	(254)
Regions Bank	December 2023	1.18%	LIBOR 1 month	25,000	1,874	1,402
SunTrust Bank	April 2024	1.99%	LIBOR 1 month	25,000	807	261
SunTrust Bank	April 2025	2.20%	LIBOR 1 month	25,000	626	—
SunTrust Bank	July 2025	1.99%	LIBOR 1 month	25,000	1,010	386
SunTrust Bank	December 2025	2.30%	LIBOR 1 month	25,000	538	(138)
SunTrust Bank	January 2026	1.93%	LIBOR 1 month	25,000	1,202	553
Wells Fargo Bank, N.A.	February 2021	2.39%	LIBOR 1 month	35,000	49	(369)
Wells Fargo Bank, N.A.	October 2024	2.72%	LIBOR 1 month	15,000	(128)	(510)
Wells Fargo Bank, N.A.	January 2028	2.37%	LIBOR 1 month	75,000	1,798	(590)
					$22,944	$5,988

(a)	Notional amount at December 31, 2017 was $5,183.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.
(c)	Notional amount at December 31, 2017 was $25,000.

The total amounts recognized and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements is as follows for the three months ended March 31, 2018 and 2017:

(in thousands)	Amount of Gain Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Consolidated Statements of Income and Comprehensive Income
Interest rate swaps		Location	Amount of Loss
2018	$16,955	Interest expense	$913	$11,177
2017	2,560	Interest expense	1,902	7,942

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $500. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. There were no properties contributed as part of UPREIT transactions during the three months ended March 31, 2018 and 2017.

The Company recognized rental income related to properties contributed as part of UPREIT transactions in the amount of $3,710 and $3,004 for the three months ended March 31, 2018 and 2017, respectively.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2018. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 19% and 20% of the Company’s total operating expenses for the three months ended March 31, 2018 and 2017, respectively. The Company has mortgages and notes payable with four institutions that comprise 27%, 17%, 13% and 11% of total mortgages and notes payable at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

The following table summarizes redemptions under the Share Redemption Program for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(in thousands, except stockholders)	2018	2017
Number of stockholders	8	8
Number of shares	46	18
Aggregate redemption price	$3,577	$1,380

Distribution Reinvestment Plan

The Corporation has adopted the Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend, suspend, or terminate the DRIP at any time upon 30 days’ prior written notice to each stockholder. At March 31, 2018 and December 31, 2017, a total of 1,743 and 1,592 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(in thousands, except per share)	2018	2017
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$17,573	$12,594
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$17,573	$12,594
Net earnings attributable to non-controlling interests	1,422	1,153
	$18,995	$13,747

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	19,167	15,582
Effects of convertible membership units	1,552	1,427
Weighted average number of common shares outstanding used in diluted earnings per share	20,719	17,009
Basic and diluted net earnings per common share	$0.92	$0.81

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $9,420 and $7,806 for the three months ended March 31, 2018 and 2017, respectively. Cash paid for state income and franchise taxes was $419 and $488 for the three months ended March 31, 2018 and 2017, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the three months ended March 31, 2018 and 2017, the Corporation issued 147 and 116 shares, respectively, of common stock with a value of approximately $11,656 and $8,548, respectively, under the terms of the DRIP (see Note 13).

•

During the three months ended March 31, 2018, the Corporation cancelled 9 shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At March 31, 2018 and 2017, dividend amounts declared and accrued but not yet paid amounted to $9,019 and $7,215, respectively.
•	At March 31, 2018, acquisition costs related to the acquisition of rental property capitalized but not yet paid amounted to $785.

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

In connection with ownership and operation of real estate, the Company may potentially be liable for cost and damages related to environmental matters. The Company is not aware of any non-compliance, liability, claim, or other environmental condition that would have a material effect on its consolidated financial position, results of operations, or liquidity.

During the three months ended March 31, 2018 and the year ended December 31, 2017, payments of $1,802 and $6,598, respectively, have been made for work completed under tenant improvement allowances, resulting in a total tenant improvement allowance of $4,292 and $5,669 at March 31, 2018 and December 31, 2017, respectively.

17. Subsequent Events

Through May 8, 2018, the Company has raised $19,109 for a total of 237 shares of the Corporation’s common stock through monthly equity closings, including dividend reinvestments, and $12,470 for a total of 154 units of membership interest in the Operating Company through an UPREIT transaction. Through May 8, 2018, the Company has paid $9,018 in distributions, including dividend reinvestments.

Subsequent to March 31, 2018, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $16,170 of rental property and associated intangible assets and liabilities (see Note 4).

Subsequent to March 31, 2018, the Operating Company paid off borrowings on the Revolver in the amount of $10,000 and transferred the $14,000 outstanding swingline loan at March 31, 2018 to the Revolver.

On May 8, 2018, the Board of Directors declared a distribution of $0.43 per share on the Corporation’s common stock and approved a distribution of $0.43 per membership unit of the Operating Company for monthly distributions through July 2018. The distributions are payable on or prior to the 15th of the following month to stockholders and unit holders of record on the last day of the month. In addition, the IDC determined the share value for the Corporation’s common stock and the Operating Company’s membership units to be $83.00 per share or unit for subscription agreements received from May 1, 2018 through July 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “Operating Company,” and to their respective subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to known and unknown risks, uncertainties, and assumptions, including risks related to general economic conditions, local real estate conditions, tenant financial health, property acquisitions and the timing of these acquisitions, and the availability of capital to finance planned growth, among others. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018 (the “Form 10-K”).

Overview

We are an externally managed real estate investment trust (“REIT”), formed as a Maryland corporation in 2007 to acquire and hold single-tenant, commercial real estate properties throughout the United States that are leased to the properties’ operators under long-term net leases. Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance, repairs and capital costs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but exclude some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

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

As of March 31, 2018, we owned a diversified portfolio of 550 individual net leased commercial properties located in 40 states comprising approximately 16.3 million rentable square feet of operational space. As of March 31, 2018, our properties were 100% leased to 137 different commercial tenants, with no single tenant accounting for more than 4% of our annual rental stream.

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

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors has retained our sponsor, Broadstone Real Estate, LLC (the “Manager”), to provide certain property management services for our properties, and Broadstone Asset Management, LLC, a wholly owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of director’s direction, oversight, and approval.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by the Operating Company. We are the sole managing member of the Operating Company and as of March 31, 2018, we owned approximately 92.7% of its issued and outstanding membership units, with the remaining 7.3% of its membership units held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute their property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and holders of non-controlling membership units of the Operating Company based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. Approximately 1.5 million non-controlling membership units were outstanding as of March 31, 2018. For the three months ended March 31, 2018, the weighted average number of non-controlling membership units outstanding was 1.6 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. For the months of February 2018 through April 2018, new and additional investments were capped at $15.0 million per month. This cap will remain in place for the months of May 2018 through July 2018.

Shares of our common stock are currently being offered in our private offering at $83.00 per share, provided that the per share offering price may be adjusted quarterly by the committee of our board of directors comprised of our independent directors (“Independent Directors Committee”) based on the Determined Share Value (as defined below), which is based on input from management and third-party consultants, and such other factors as our Independent Directors Committee may consider. For the three months ended March 31, 2018, we sold 0.7 million shares of our common stock in our private offering, including 0.1 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $57.0 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. We conduct our private offering in reliance upon the exemption from registration under the Securities Act, provided by Rule 506(c) of Regulation D promulgated under the Securities Act. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information, including information regarding our current equity cap and queue program.

As of March 31, 2018, there were 19.6 million shares of our common stock issued and outstanding, and 1.5 million membership units in the Operating Company issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q1 2018 Highlights

For the three months ended March 31, 2018, we:

•	Increased revenues to $55.6 million, representing growth of 31.8% compared to the three months ended March 31, 2017.
•	Generated earnings per diluted share on a GAAP basis (as defined below), including amounts attributable to non-controlling interests, of $0.92.
•	Generated funds from operations (“FFO”), a non-GAAP financial measure, of $1.68 per diluted share.
•	Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $1.46 per diluted share.
•

Subsequent to quarter end, the Independent Directors Committee approved increasing the Determined Share Value to $83.00 per share, from $81.00 per share, which will remain in effect through July 31, 2018.

•

Closed two real estate acquisitions totaling $100.5 million, excluding capitalized acquisition expenses, adding 27 new properties at a weighted average initial cash capitalization rate of 6.4%. The properties acquired had a weighted average lease term of 17.6 years at the time of acquisition and weighted average annual rent increases of 1.9%.

•	Disposed of five properties, representing 0.6% of our portfolio value as of December 31, 2017, for $15.7 million in net proceeds, for a gain of $3.3 million over carrying value.
•

Received $57.0 million in investments from new and existing stockholders during the three months ended March 31, 2018. As of the end of the quarter, we had 2,741 common stockholders and 52 holders of non-controlling membership units.

•	Collected over 99% of rents due, and maintained a 100% leased portfolio.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. Please see our discussion below under the heading Net Income and Non-GAAP Measures (FFO and AFFO), which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $75 million. Property portfolios that we acquire may be significantly larger, depending on balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives that drive the investments we make:

•	preserve, protect, and return capital to investors,
•	realize increased cash available for distributions and long-term capital appreciation from growth in the rental income and value of our properties, and
•	maximize the level of sustainable cash distributions to our investors.

We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our credit-worthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that will achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties (“Property Selection Criteria”) is based on the following underwriting principles:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type and geographic location as of March 31, 2018. The percentages below are calculated based on our contractual rental revenue over the next twelve months (“NTM Rent”) as of March 31, 2018, on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail – casual dining	12.6%
Retail – quick service restaurants (QSR)	11.4%
Retail – other	11.1%
Total Retail	35.1%
Industrial – warehouse/distribution	11.2%
Industrial – manufacturing	10.2%
Industrial – flex	6.3%
Industrial – other	3.7%
Total Industrial	31.4%
Healthcare – clinical	11.2%
Healthcare – surgical	4.9%
Healthcare – other	4.2%
Total Healthcare	20.3%
Office	9.5%
Other	3.7%

Top Tenant Industries
Industry	% NTM Rent
Restaurants	24.3%
Healthcare Facilities	17.6%
Home Furnishing Retail	4.8%
Specialized Consumer Services	4.8%
Packaged Foods & Meats	4.4%
Auto Parts & Equipment	4.4%
Healthcare Services	2.7%
Industrial Conglomerates	2.3%
Multi-line Insurance	2.0%
Life Sciences Tools & Services	2.0%
Distributors	2.0%
Air Freight & Logistics	1.8%
Industrial Machinery	1.8%
Aerospace & Defense	1.7%
Metal & Glass Containers	1.6%
Top 15 Tenant Industries	78.2%
Other (28 industries)	21.8%
Total	100.0%

Geographic Diversification, by % of NTM Rent

Substantially all of our leases are triple-net. At March 31, 2018, all of our properties are subject to leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants. To increase value to our stockholders, we strive to implement periodic rent escalations within our leases.

Due to the fact that all of our properties are leased to single tenants under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for only three of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2020. As of March 31, 2018, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 13.0 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average lease term on the $100.5 million in properties acquired during the three months ended March 31, 2018, was 17.6 years. More than 50% of our rental revenue is from leases that expire during 2030 and thereafter. As of March 31, 2018, not more than 10% of our rental revenue is derived from leases that expire in any single year in the decade between 2020 and 2030. The following chart sets forth our lease expirations based upon the terms of our leases in place as of March 31, 2018.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments, or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations. Amounts are in thousands, except the number of tenants and properties.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2018	1	1	2	73	<0.1%
2019	2	2	8	281	0.1%
2020	3	3	95	1,106	0.6%
2021	2	4	9	580	0.3%
2022	4	3	87	2,459	1.2%
2023	8	11	694	6,259	3.2%
2024	12	15	1,741	14,114	7.1%
2025	2	8	28	1,042	0.5%
2026	18	28	801	12,050	6.1%
2027	23	35	1,726	18,690	9.4%
2028	17	30	1,469	15,159	7.6%
2029	17	62	2,664	17,982	9.1%
2030 and thereafter	93	348	7,014	108,822	54.8%

Our top tenants and brands at March 31, 2018, are listed in the tables below. The percentages are calculated based on our NTM Rent on a per property type basis divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	3.7%	25
Art Van Furniture, LLC	Retail	3.3%	9
Jack's Family Restaurants LP	Retail	3.0%	36
Outback Steakhouse of Florida, LLC (1)	Retail	2.7%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.5%	26
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	2.3%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	2.3%	2
Nestle' Dreyer's Ice Cream Company	Industrial	2.1%	1
Nationwide Mutual Insurance Company	Office	2.0%	2
Arkansas Surgical Hospital, LLC	Healthcare	2.0%	1
Total		25.9%	143
All Other		74.1%	407

(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Bob Evans Farms(1)	Industrial/Retail	3.7%	27
Red Lobster	Retail	3.7%	25
Art Van Furniture	Retail	3.3%	9
Jack's Family Restaurants	Retail	3.0%	36
Taco Bell	Retail	2.6%	41
Wendy's	Retail	2.5%	35
Krispy Kreme	Industrial/Retail	2.5%	26
Outback Steakhouse	Retail	2.4%	22
Big Tex Trailers	Industrial/Retail/Office	2.3%	17
Siemens	Industrial	2.3%	2
Total		28.3%	240
All Other		71.7%	310

(1)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC restaurants.

Leverage Policy

Moody’s Investor Services (“Moody’s”) has assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook, which allows us to take advantage of preferential borrowing margins and provides more attractive access to the debt private placement markets. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, corporate governance policies, and sustainability of cash flow and earnings. We are strongly committed to maintaining modest leverage, commensurate with our investment grade rating. While Moody’s utilizes other factors outside of our leverage ratio, our leverage policy (“Leverage Policy”) is to maintain a leverage ratio in the 35% to 45% range based on the market value of assets, recognizing that the actual leverage ratio will vary over time and there may be opportunistic reasons to exceed a 45% leverage ratio; provided, however, that we cannot exceed a 50% leverage ratio without the approval of the Independent Directors Committee.

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

At March 31, 2018, we had $150.0 million of unsecured Senior Notes (as defined below) outstanding, which bear interest at a fixed rate of 4.84% per annum, and mature in April 2027. We began strategically using this channel of long-term, fixed-rate debt capital in 2017 to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital. We intend to access the debt private placement market in 2018 in order to partially fund future acquisition activity and for general corporate purposes.

The Independent Directors Committee reviews our Leverage Policy at least annually; however, depending on market conditions and other factors, they may change our Leverage Policy from time to time.

As of March 31, 2018, our total outstanding indebtedness was $1,224.7 million, and the ratio of our total indebtedness to the approximate market value of our assets was 41.7%.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled Determined Share Value in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K. The following table presents our Determined Share Value for each period indicated below, together with the corresponding NAV per share of our outstanding common stock (including non-controlling membership units) as of the preceding quarter end:

Period	NAV as of	Determined Share Value	NAV per share
May 1, 2018 - July 31, 2018	March 31, 2018	$83.00	$83.14
February 1, 2018 - April 30, 2018	December 31, 2017	$81.00	$81.40
November 1, 2017 - January 31, 2018	September 30, 2017	$81.00	$80.55

The adjustments to NAV per share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In August 2018, the Independent Directors Committee will review the NAV calculations as of June 30, 2018, and will assess whether adjustments to the current Determined Share Value of $83.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per share amounts as of March 31, 2018, and December 31, 2017 (in thousands, except per share amounts):

NAV as of:	March 31, 2018	December 31, 2017
Investment in rental property	$2,937,769	$2,840,941
Debt	(1,195,023)	(1,173,219)
Other assets and liabilities, net	12,634	(2,256)
NAV	$1,755,380	$1,665,466
Number of outstanding shares, including noncontrolling interests	21,115	20,461
NAV per diluted share	$83.14	$81.40

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of March 31, 2018, and December 31, 2017, supporting the Determined Share Value in effect for the periods of May 1, 2018, through July 31, 2018, and February 1, 2018, through April 30, 2018, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
March 31, 2018	6.37%	6.98%	6.91%	7.11%	7.29%	6.76%
December 31, 2017	6.38%	6.97%	6.94%	7.08%	7.26%	6.77%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of March 31, 2018, of 0.25%, would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per share would have been $78.16. Conversely, a decrease in the weighted average implied market capitalization rate used as of March 31, 2018, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.8%, and our NAV per share would have been $88.49.

Distributions and Distribution Reinvestment

At its May 8, 2018, meeting, our board of directors declared monthly distributions of $0.43 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record prior to the end of May 2018, June 2018, and July 2018:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.43	May 30, 2018	June 15, 2018
$0.43	June 28, 2018	July 13, 2018
$0.43	July 30, 2018	August 15, 2018

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. Cash distributions will be reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Please refer to the section titled Distribution and Distribution Reinvestment in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K, for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the three months ended March 31, 2018 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2018	$4,021	$536	$3,769	$123	$8,449
February	2018	4,029	521	3,839	123	$8,512
March	2018	4,201	539	4,052	128	$8,920
TOTAL		$12,251	$1,596	$11,660	$374	$25,881

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the three months ended March 31, 2018, including the source of distributions and a comparison against FFO (in thousands).

	For the three months ended
	March 31,
	2018	2017
Distributions:
Paid in cash	$14,221	$11,999
Reinvested in shares	11,660	8,546
Total Distributions	$25,881	$20,545
Source of Distributions:
Cash flow from operating activities	$25,881	$20,545
FFO	$34,858	$27,537

For the three months ended March 31, 2018 and 2017, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative debt level on our balance sheet with appropriate interest and fixed charge coverage ratios. We target a leverage ratio with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by the investment grade credit rating the Operating Company received in March 2016, which rating was re-affirmed in March 2017 and April 2018. Our actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of March 31, 2018, the leverage ratio was 41.7% of the approximate market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a tool we use to measure leverage in the context of our cash flow expectations and projections. However, given the significance of our recent growth, adding $100.5 million in investments during the three months ended March 31, 2018, $683.6 million in investments during 2017, and $518.8 million in investments during 2016, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash in-flows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the second half of the year), and therefore the full year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate tool to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Liquidity

Our primary cash expenditures are the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees for servicing the portfolio, acquisition expenses related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance, property taxes and capital costs associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, however, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs during the term of a property lease, unless we incur substantial vacancies. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material.

As shown in the table below, net cash provided by operating activities increased by $8.2 million, to $32.2 million for the three months ended March 31, 2018, from $24.0 million for the three months ended March 31, 2017. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to identify and acquire income-producing, net leased commercial real estate as a result of increased access to debt and equity capital and favorable investment opportunities. We funded real estate investment activity with a combination of cash from operations, proceeds from the issuance of unsecured debt obligations, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units of the Operating Company, net of reinvestments through our DRIP, totaling $14.7 million and $12.1 million for the three months ended March 31, 2018 and 2017, respectively. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents and restricted cash totaled $24.8 million and $39.6 million at March 31, 2018, and March 31, 2017, respectively.

	For the three months ended
	March 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$32,237	$23,986
Net cash used in investing activities	(87,524)	(87,682)
Net cash provided by financing activities	69,938	80,230
Increase in cash and cash equivalents and restricted cash	$14,651	$16,534

As of March 31, 2018, the historical cost basis of our real estate investment portfolio totaled $2.3 billion, consisting of investments in 550 properties with rent and interest due from our tenants aggregating $17.6 million per month on a straight-line basis and $16.6 million per month in monthly cash inflows. During the three months ended March 31, 2018, we closed two real estate acquisitions totaling $100.5 million, adding 27 new properties to our portfolio. The new properties will provide approximately $0.6 million in monthly rent on a straight-line basis and $0.5 million in monthly cash rents. Substantially all of our cash from operations is generated by our real estate portfolio.

Capital Resources

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify real estate acquisitions that are consistent with our underwriting guidelines and raise additional debt and equity capital. We have financed our acquisition of properties using a combination of equity investments, unsecured term loans, revolving debt, senior unsecured notes, and mortgage loans. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders (achieved via earnings growth and share price appreciation).

The mix of financing sources may change over time based on market conditions and our liquidity needs. The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with credit-worthy tenants and lease guarantors and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a greater than 99% collection rate on rentals during 2017 and for the three months ended March 31, 2018. Moody’s assignment of an investment grade credit rating of Baa3 to the Operating Company is further evidence of our active management of a conservative capital structure. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Please refer to Contractual Obligations below for further details regarding the maturities on our contractual obligations, including long-term debt.

The Operating Company achieved its investment grade credit rating based on our conservative leverage profile, diversified portfolio, and earnings stability based on the credit-worthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to additional sources of debt capital resulting from the investment grade credit rating provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Equity Capital Resources

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three months ended March 31, 2018, we raised $57.0 million in equity capital to be used in our acquisition activities, including distributions reinvested through our DRIP.

Debt Capital Resources

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

Credit Facility

In 2017, together with the Operating Company, we closed on an $880.0 million unsecured credit facility (the “Credit Facility”), comprised of (i) a $425.0 million senior unsecured revolving credit facility (the “Revolver”), (ii) a five-and-a-half-year, $265.0 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $190.0 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). This both increased the amount of capital available for borrowing and reduced the interest rate we pay on borrowings, as compared to the debt that was paid down or replaced as a result of negotiating the new facility. The Credit facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion of available capacity. Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full at maturity. The following table summarizes the amounts drawn and available to be drawn on the Credit Facility as of March 31, 2018 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Revolver	$317,000	108,000	$425,000	January 21, 2022
5.5-Year Term Loan	265,000	—	265,000	January 23, 2023
7-Year Term Loan	100,000	90,000	190,000	June 21, 2024

The Revolver matures on January 21, 2022, with one extension option for an additional five-month period through June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments. The rate of interest payable on the Revolver, at our option, is equal to LIBOR plus a margin which is adjustable based on the Operating Company’s credit rating. Based on the Operating Company’s current investment grade credit rating of Baa3, the applicable margin equals 1.2% per annum. An applicable facility fee is payable on the amount of the revolving commitments, as defined in the Credit Facility, based on the Operating Company’s credit rating. The current applicable facility fee equals 0.25% per annum.

The 5.5-Year Term Loan matures on January 23, 2023, and was fully drawn as of March 31, 2018. Borrowings under the 5.5-Year Term Loan bear interest at variable rates based on LIBOR plus a margin, which is adjustable based on the Operating Company’s credit rating. Based on the Operating Company’s current credit rating, the applicable margin under the 5.5-Year Term Loan equals 1.35% per annum.

The 7-Year Term Loan matures on June 21, 2024. We are permitted to request up to three borrowings under the delayed draw feature of the 7-Year Term Loan, which may be drawn from June 23, 2017, to June 21, 2018. As of March 31, 2018, we have made one draw of $100.0 million. The rate of interest payable on the 7-Year Term Loan is equal to LIBOR plus a margin, which is adjustable based upon the Operating Company’s credit rating. Based on the Operating Company’s current credit rating, the applicable margin under the 7-Year Term Loan equals 1.9% per annum. A ticking fee is payable on the amount of the commitments for the 7-Year Term Loan, as reduced by the amount of any term loans outstanding under the 7-Year Term Loan, equal to 0.25% per annum.

2015 Unsecured Term Loan Agreement

In addition to the Credit Facility, at March 31, 2018 we also had outstanding a $325.0 million unsecured term note (“2015 Unsecured Term Loan Agreement”). The 2015 Unsecured Term Loan Agreement matures on February 6, 2019, was fully drawn as of March 31, 2018, and provides for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. The 2015 Unsecured Term Loan Agreement contains an accordion feature that can increase the note size up to a total of $600 million. Based on the Operating Company’s current investment grade credit rating of Baa3, the applicable margin under the 2015 Unsecured Term Loan Agreement equals 1.40% per annum.

Senior Notes

To mitigate interest rate risk, we have strategically added long-term, fixed-rate debt to our capital structure. At March 31, 2018, we had $150.0 million of unsecured, fixed-rate, interest-only senior promissory notes (the “Senior Notes”) outstanding. The Senior Notes bear interest at a fixed rate of 4.84% per annum, and mature in April 2027.

Interest Rate Risk

In addition to issuing fixed-rate debt to reduce our exposure to variable-rate interest rates, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities up to 10 years in duration in order to reduce the exposure to interest rate fluctuations in any one year. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital markets activity. We attempt to limit our total floating-rate debt exposure to no more than 5% of the approximate market value of assets, measured at quarter end. To reduce counterparty concentration risk with respect to the interest rate hedges, we diversify the institutions that serve as swap counterparties. No more than 30% of the nominal value of our total hedged debt may be with any one institution, to be measured at the time we enter into an interest rate swap transaction and at quarter end. We may deviate from these policies from time to time subject to the approval of the Independent Directors Committee. The interest rate swaps are considered cash flow hedges. Under these agreements, we receive monthly payments from the counterparties equal to the variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed rate multiplied by the outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements. As of March 31, 2018, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be prohibited from paying dividends on our common stock above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of March 31, 2018)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.43
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.02
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	4.05
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	3.46
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.48
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

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

(5)

The total unsecured indebtedness to total unencumbered eligible property value ratio is calculated as the ratio of total unsecured indebtedness to unencumbered property value. Unsecured indebtedness represents the outstanding balances on the revolver, term notes and Senior Notes. Unencumbered eligible property value includes all real estate properties that are not secured by mortgages.

Capital Strategy

We believe our leverage policy and capital structure provides us with several advantages, including the ability to:

•	create a growing and diversified real estate portfolio with a flexible capital structure that allows for independent investing and financing decisions;
•	capitalize on competitive debt pricing;
•	add value to our investors through earnings growth on a growing pool of assets; and
•

issue unsecured debt having relatively limited negative financial covenants and maintain the distributions necessary to retain our tax-sheltered REIT status in the event of contractual default, which we believe increases our corporate flexibility.

We intend to draw on the 7-Year Term Loan as we acquire additional real estate as part of our strategic growth initiatives. Additionally, we intend to exercise the extension provisions of the Revolver and the 2015 Unsecured Term Loan Agreement, refinance, or replace the existing borrowings as they become due, including accessing the private debt market in 2018. The extensions would extend the Revolver’s maturity until June 2022, and the 2015 Unsecured Term Loan Agreement’s maturity until February 2021. We do not intend to make principal payments on these obligations in the foreseeable future, and plan to replace our existing credit facilities with new debt prior to maturity. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at March 31, 2018, our current borrowing capacity under our unsecured credit facility, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate necessary to achieve our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 13.0 years as of March 31, 2018. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of March 31, 2018, nearly all of our leases had contractual lease escalations, with a weighted average of 2.1%. A substantial majority of our leases have fixed annual rent increases, and the remainder have annual lease escalations based on increases in the consumer price index (“CPI”), or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of earnings erosion on our revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018, or December 31, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2018 (in thousands).

Year of Maturity	2015 Unsecured Term Loan Agreement(1)	5.5-Year Term Loan	7-Year Term Loan(2)	Revolver(3)	Senior Notes	Mortgages and Notes Payable	Interest Expense(4)	Tenant Improvement Allowances	Total
2018	$—	$—	$—	$14,000	$—	$2,357	$34,236	$4,292	$54,885
2019	325,000	—	—	—	—	3,351	36,281	—	364,632
2020	—	—	—	—	—	8,777	34,868	—	43,645
2021	—	—	—	—	—	18,268	34,121	—	52,389
2022	—	—	—	303,000	—	8,828	23,319	—	335,147
Thereafter	—	265,000	100,000	—	150,000	26,132	48,743	—	589,875
Total	$325,000	$265,000	$100,000	$317,000	$150,000	$67,713	$211,568	$4,292	$1,440,573

(1)	We may extend the 2015 Unsecured Term Loan Agreement twice, for a one-year period each time, subject to compliance with all covenants and the payment of 0.10% fee.
(2)	We may request up to two additional borrowings under the delayed draw feature of the 7-Year Term Loan up to June 21, 2018.
(3)	We may extend the Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
(4)

Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2018. This amount includes the impact of interest rate swap agreements. The interest expense projections on the Revolver reflect the conversion subsequent to quarter end of  $14 million in swingline borrowings due during 2018 into revolver borrowings due January 21, 2022.

As part of acquiring rental properties, we may enter into tenant improvement allowances. As of March 31, 2018, and December 31, 2017, tenant improvement allowances totaled $4.3 million and $5.7 million, respectively. We expect to pay the tenant improvement allowances out of cash flows from operations or from additional borrowings.

At March 31, 2018, investment in rental property of $109.3 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of March 31, 2018, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions conducted in November 2015, February 2016, and October 2017. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. In such an event, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome of the transaction, subject to certain caps and limitations contained in the Agreements. We are required to allocate to the Protected Members an amount of nonrecourse liabilities that is at least equal to the Minimum Liability Amount for each Protected Member, as defined in the Agreements. The Minimum Liability Amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the Operating Company level, and do not represent GAAP accounting. Therefore, there is no impact to the consolidated financial statements included in Item 1. “Financial Statements” within this Form 10-Q. If the nonrecourse liabilities allocated do not meet the requirement, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome to the default. The maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Results of Operations

For the three months ended March 31, 2018 and 2017

Overview

As of March 31, 2018, our real estate investment portfolio had a net book value of $2.3 billion, consisting of investments in 550 property locations in 40 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, and all of our owned properties were subject to a lease as of March 31, 2018. During the three months ended March 31, 2018, none of our leases with tenants expired, and all of our leasing activity related to our real estate acquisitions.

Revenues

	For the three months ended
	March 31,		Increase/
(in thousands)	2018	2017	(Decrease)
Revenues:
Rental income from operating leases	$51,832	$39,401	$12,431
Earned income from direct financing leases	966	1,133	(167)
Operating expenses reimbursed from tenants	2,749	1,617	1,132
Other income from real estate transactions	42	34	8
Total revenues	$55,589	$42,185	$13,404

Total revenues increased by $13.4 million, or 31.8%, to $55.6 million for the three months ended March 31, 2018, compared to $42.2 million for the three months ended March 31, 2017. The growth in revenue period-over-period is primarily attributable to the growth in our real estate portfolio during 2017. We acquired $683.6 million in real estate, excluding acquisition costs, throughout 2017, mainly during the second half of the year. The acquired properties represented annual straight-line rent income of $56.1 million, or $14.0 million per quarter. These incremental revenues were somewhat offset by the elimination of revenues in the current period associated with properties that we have recently sold. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial contractual cash lease payments on acquisitions during the three months ended March 31, 2018, excluding capitalized acquisition expenses, represented a weighted average capitalization rate of 6.4%.

Operating Expenses

	For the three months ended
	March 31,		Increase/
(in thousands)	2018	2017	(Decrease)
Operating expenses
Depreciation and amortization	$19,202	$14,593	$4,609
Asset management fees	4,143	3,193	950
Property management fees	1,517	1,168	349
Property and operating expense	2,619	1,577	1,042
General and administrative	1,330	963	367
State and franchise tax	243	50	193
Total operating expenses	$29,054	$21,544	$7,510

Depreciation and amortization

Depreciation and amortization increased by $4.6 million, or 31.6%, to $19.2 million for the three months ended March 31, 2018, compared to $14.6 million for the three months ended March 31, 2017. The increase is primarily due to the growth in our real estate portfolio, as discussed in Revenues above.

Asset management fees

Asset management fees increased approximately $0.9 million, or 29.8%, to $4.1 million for the three months ended March 31, 2018, compared to $3.2 million in the three months ended March 31, 2017. The Asset Manager receives a quarterly asset management fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended March 31, 2018, compared to the comparable period in 2017, is a result of an increase in our outstanding equity on a fully diluted basis, combined with the increase in the Determined Share Value.

The $81.00 per share Determined Share Value in effect as of March 31, 2018, reflected an increase of 2.5% from the $79.00 per share Determined Share Value in effect as of March 31, 2017. Additionally, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. For the three months ended March 31, 2018, the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company outstanding increased 21.8%, to 20.7 million, compared to 17.0 million for the three months ended March 31, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased by $1.0 million, or 66.1%, to $2.6 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. The increase is attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants balance included in total revenues.

Other income (expenses)

	For the three months ended
	March 31,		Increase/
(in thousands)	2018	2017	(Decrease)
Other income (expenses)
Preferred distribution income	$188	$181	$7
Interest income	110	112	(2)
Interest expense	(11,177)	(7,942)	(3,235)
Cost of debt extinguishment	—	(48)	48
Gain on sale of real estate	3,339	803	2,536

Interest expense

Interest expense increased $3.2 million, or 40.7%, to $11.2 million for the three months ended March 31, 2018, compared to approximately $8.0 million for the three months ended March 31, 2017, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. Total outstanding debt on our unsecured credit facilities, excluding capitalized debt issuance costs, increased from $780.0 million at March 31, 2017, to $1,157.0 million at March 31, 2018. This primarily reflected increased borrowings due to the issuance of the Senior Notes in April 2017, along with the negotiation of our credit facility in June 2017.

Gain on sale of real estate

During the three months ended March 31, 2018, we recognized gains of $3.3 million on the sale of real estate, compared to gains of $0.8 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, we sold five properties, compared to one property during the comparable period in 2017. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

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

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rentals over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. We further exclude costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, and the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended March 31, 2018 and 2017. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	March 31,		Increase/
(in thousands, except per share data)	2018	2017	Decrease
Net income	$18,995	$13,747	$5,248
Net earnings per diluted share	0.92	0.81	0.11
FFO	34,858	27,537	7,321
FFO per diluted share	1.68	1.62	0.06
AFFO	30,271	24,082	6,189
AFFO per diluted share	1.46	1.42	0.04
Diluted WASO(1)	20,719	17,009
(1)	Weighted average number of shares of our common stock and membership units in the Operating Company outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased by $5.2 million, or 38.2%, to $19.0 million for the three months ended March 31, 2018, compared to approximately $13.8 million for the three months ended March 31, 2017. Net earnings per diluted share increased $0.11 during the same period, to $0.92 per share. The increase is mainly attributable to increased operating income, which was primarily due to the net growth in the number of investments in real estate properties in our portfolio, as discussed in Revenues above. This portfolio growth resulted in increased revenues which were partially offset by increased depreciation and amortization expenses.

Partially offsetting these factors were increased interest expense, which reflected the increase in outstanding borrowings on our long-term credit facilities, as well as increased gains on sale of real estate during the three months ended March 31, 2018, as compared to the prior-year period, discussed above.

The increase in net income in the earnings per share computation was partially offset by a 3.7 million increase in the diluted weighted average number of shares of our common stock outstanding as a result of ongoing equity raises We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributes to the increased revenues discussed above.

FFO

FFO increased $7.3 million, or 26.6%, to $34.9 million for the three months ended March 31, 2018, compared to $27.5 million for the three months ended March 31, 2017. FFO per diluted share increased by $0.06 during the same period, to $1.68 per share. The increase in FFO is primarily driven by the increased revenues year over year as a result of growth in our real estate investment portfolio, as discussed in Revenues above, which also drove an increase in addbacks related to real estate depreciation and amortization. These factors were partially offset by a larger deduction from net income in the three months ended March 31, 2018, related to gains on the sale of real estate. The increase in FFO in the FFO per share computation was partially offset by the increase in the weighted average number of shares outstanding.

AFFO

AFFO increased $6.2 million, or 25.7%, to $30.3 million for the three months ended March 31, 2018, compared to $24.1 million for the three months ended March 31, 2017. AFFO per diluted share increased $0.04 during the same period, to $1.46 per diluted share. As compared to the increase in net income and FFO, the year-over-year growth in AFFO was impacted by a $1.1 million increase in the deduction for straight-line rent adjustments, which reflects the growth in our real estate investment portfolio.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the three months ended March 31, 2018 and 2017. Also presented is information regarding distributions paid to our common stockholders and holders of non-controlling membership units in the Operating Company and the weighted average number of shares of our common stock and non-controlling membership units of the Operating Company used for the basic and diluted computation per share:

	For the three months ended
(in thousands, except per share data)	March 31,
	2018	2017
Net income	$18,995	$13,747
Real property depreciation and amortization	19,202	14,593
Gain on sale of real estate	(3,339)	(803)
FFO	$34,858	$27,537
Capital improvements / reserves	(49)	(48)
Straight line rent adjustment	(5,141)	(4,038)
Cost of debt extinguishment	—	48
Amortization of debt issuance costs	461	424
Amortization of net mortgage premiums	(36)	(41)
Amortization of lease intangibles	178	200
AFFO	$30,271	$24,082

Diluted WASO(1)	20,719	17,009

Net earnings per share, basic and diluted	$0.92	$0.81
FFO per diluted share	1.68	1.62
AFFO per diluted share	$1.46	$1.42
(1)	Weighted average number of shares of our common stock and membership units in the Operating Company outstanding (“WASO”), computed in accordance with GAAP

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate indebtedness under our unsecured credit facilities and certain mortgages. Borrowings pursuant to our unsecured credit facilities and floating-rate mortgages bear interest at floating rates based on LIBOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to fixed-rate debt. As of March 31, 2018, we had 28 interest rate swap agreements outstanding, with an aggregate notional amount of $770.2 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of the current swap agreements relating to our unsecured credit facilities. Several of the interest rate swap agreements set forth in the table below were entered into in conjunction with previous secured and unsecured borrowings that were retired and the swaps have since been reapplied in support of the current unsecured credit facilities.

(in thousands, except interest rates)

Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	LIBOR 1 month	$25,000	$(310)
Bank of Montreal	July 2024	1.16%	LIBOR 1 month	40,000	3,299
Bank of Montreal	January 2025	1.91%	LIBOR 1 month	25,000	1,052
Bank of Montreal	July 2025	2.32%	LIBOR 1 month	25,000	457
Bank of Montreal	January 2026	1.92%	LIBOR 1 month	25,000	1,207
Bank of Montreal	January 2026	2.05%	LIBOR 1 month	40,000	1,570
Bank of Montreal	December 2026	2.33%	LIBOR 1 month	10,000	230
Bank of Montreal	December 2027	2.37%	LIBOR 1 month	25,000	599
Capital One, N.A.	December 2021	1.05%	LIBOR 1 month	15,000	786
Capital One, N.A.	December 2024	1.58%	LIBOR 1 month	15,000	942
Capital One, N.A.	January 2026	2.08%	LIBOR 1 month	35,000	1,324
Capital One, N.A.	July 2026	1.32%	LIBOR 1 month	35,000	3,450
Capital One, N.A.	December 2027	2.37%	LIBOR 1 month	25,000	626
M&T Bank	August 2021	1.02%	LIBOR 1 month	5,151	233
M&T Bank	September 2022	2.83%	LIBOR 1 month	25,000	(328)
M&T Bank	November 2023	2.65%	LIBOR 1 month	25,000	(125)
Regions Bank	March 2019	1.91%	LIBOR 3 month	25,000	114
Regions Bank	May 2020	2.12%	LIBOR 1 month	50,000	247
Regions Bank	March 2022	2.43%	LIBOR 3 month	25,000	(205)
Regions Bank	December 2023	1.18%	LIBOR 1 month	25,000	1,874
SunTrust Bank	April 2024	1.99%	LIBOR 1 month	25,000	807
SunTrust Bank	April 2025	2.20%	LIBOR 1 month	25,000	626
SunTrust Bank	July 2025	1.99%	LIBOR 1 month	25,000	1,010
SunTrust Bank	December 2025	2.30%	LIBOR 1 month	25,000	538
SunTrust Bank	January 2026	1.93%	LIBOR 1 month	25,000	1,202
Wells Fargo Bank, N.A.	February 2021	2.39%	LIBOR 1 month	35,000	49
Wells Fargo Bank, N.A.	October 2024	2.72%	LIBOR 1 month	15,000	(128)
Wells Fargo Bank, N.A.	January 2028	2.37%	LIBOR 1 month	75,000	1,798
				$770,151	$22,944

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2018, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the three months ended March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Common Stock

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP or equity capital received in connection with UPREIT transactions. For the months of February 2018 through April 2018, new and additional investments were capped at $15.0 million per month. This same cap will be in place for the months of May 2018 through July 2018.

If the total subscriptions for shares of our common stock exceed the cap for a month, subscriptions will generally be accepted at that month’s closing in the order in which they were submitted. In ours or the Asset Manager’s sole discretion, however, certain subscriptions may be given priority over other subscriptions based on factors other than the order of submission, including the size of the subscription, the size of a stockholder’s existing investment, whether the subscription was sourced through an existing or new intermediary relationship, and such other factors as we or the Asset Manager may consider. Any subscription for shares that we do not accept at any closing may be held for two subsequent closings and, if so held, shall be treated as a continuing subscription to purchase any remaining shares at the two subsequent closings (and, if applicable, any additional subsequent closings resulting from the subscriber’s exercise of the renewal option discussed below) at the offering price established at the initially subscribed for closing. If we do not accept and request payment for all of the shares subscribed for at one of the first three closings after receipt of a subscription, the subscriber will have the option to renew its subscription for three additional closings and maintain its position in any equity subscription queue by providing written notice of the subscriber’s election to exercise such option. The same option will be available to the subscriber for each subsequent three-closing period.

For the three months ended March 31, 2018, we sold 0.7 million shares of our common stock in our private offering, including 0.1 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $57.0 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the three months ended March 31, 2018 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Determined Share Value - Common Shares(1)	Total Proceeds - Common Shares Sold	Common Shares DRIP	Determined Share Value - DRIP(2)	Total Proceeds - Common Share DRIP(3)	Total Proceeds
January	2018	185	$81	$15,000	49	$79	$3,892	$18,892
February	2018	184	81	14,941	50	79	3,962	18,903
March	2018	185	81	15,000	53	79	4,179	19,179
Total		554		$44,941	152		$12,033	$56,974

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares are purchased at a discounted rate of 98% of the Determined Share Value.
(3)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

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

Repurchases of Equity Securities

During the three months ended March 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	—	—	(3)
February 2018	—	—	—	(3)
March 2018	45,503	45,503	$78.60	(3)

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

3.1

Articles of Incorporation of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

3.2

Amended and Restated Bylaws of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.1

Broadstone Net Lease, Inc. Distribution Reinvestment Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.2

Broadstone Net Lease, Inc. Share Redemption Program (Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the General Form for Registration of Securities on Form 10, filed on June 29, 2017)

31.1*

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: May 8, 2018	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer

Date: May 8, 2018	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer