Form 10-Q
period 2018-06-30
Broadstone Net Lease, Inc.
filed 2018-08-10
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 20,524,162.468 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2018.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,373,376	$2,186,141
Accounted for using the direct financing method	42,023	41,617
Investment in rental property, net	2,415,399	2,227,758
Cash and cash equivalents	13,765	9,355
Restricted cash	7,057	744
Accrued rental income	60,857	52,018
Tenant and other receivables, net	95	897
Tenant and capital reserves	1,041	943
Prepaid expenses and other assets	1,837	267
Notes receivable	—	6,527
Investment in related party	10,000	10,000
Interest rate swap, assets	30,169	11,008
Intangible lease assets, net	258,294	242,659
Debt issuance costs – unsecured revolver, net	2,644	3,026
Leasing fees, net	14,100	13,554
Total assets	$2,815,258	$2,578,756

Liabilities and equity
Unsecured revolver	$272,500	$273,000
Mortgages and notes payable, net	86,242	67,832
Unsecured term notes, net	927,364	836,912
Interest rate swap, liabilities	184	5,020
Accounts payable and other liabilities	22,492	20,345
Due to related parties	915	722
Tenant improvement allowances	4,292	5,669
Accrued interest payable	3,008	3,311
Intangible lease liabilities, net	85,442	81,744
Total liabilities	1,402,439	1,294,555

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 20,239 and 18,909 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	1,409,541	1,301,979
Subscriptions receivable	(500)	(15)
Cumulative distributions in excess of retained earnings	(135,829)	(120,280)
Accumulated other comprehensive income	27,310	5,122
Total Broadstone Net Lease, Inc. stockholders’ equity	1,300,542	1,186,825
Non-controlling interests	112,277	97,376
Total equity	1,412,819	1,284,201
Total liabilities and equity	$2,815,258	$2,578,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues
Rental income from operating leases	$53,590	$41,256	$105,422	$80,657
Earned income from direct financing leases	953	1,074	1,919	2,207
Operating expenses reimbursed from tenants	2,486	1,296	5,235	2,913
Other income from real estate transactions	3	45	45	78
Total revenues	57,032	43,671	112,621	85,855

Operating expenses
Depreciation and amortization	20,232	14,733	39,434	29,326
Asset management fees	4,313	3,629	8,456	6,822
Property management fees	1,595	1,218	3,112	2,386
Property and operating expense	2,530	1,124	5,149	2,701
General and administrative	1,456	1,162	2,787	2,125
State and franchise tax	510	160	753	210
Total operating expenses	30,636	22,026	59,691	43,570
Operating income	26,396	21,645	52,930	42,285
Other income (expenses)
Preferred distribution income	187	182	375	363
Interest income	52	115	162	227
Interest expense	(12,454)	(7,860)	(23,631)	(15,802)
Cost of debt extinguishment	(51)	(3,567)	(51)	(3,615)
Gain on sale of real estate	4,256	5,477	7,595	6,280
Net income	18,386	15,992	37,380	29,738
Net income attributable to non-controlling interests	(1,412)	(1,265)	(2,834)	(2,418)
Net income attributable to Broadstone Net Lease, Inc.	$16,974	$14,727	$34,546	$27,320

Weighted average number of common shares outstanding
Basic	19,829	16,623	19,498	16,102
Diluted	21,478	18,051	21,098	17,530
Net earnings per common share
Basic and diluted	$0.86	$0.89	$1.77	$1.70

Comprehensive income
Net income	$18,386	$15,992	$37,380	$29,738
Other comprehensive income
Change in fair value of interest rate swaps	7,042	(4,291)	23,997	(1,731)
Realized loss on interest rate swaps	—	(873)	—	(873)
Comprehensive income	25,428	10,828	61,377	27,134
Comprehensive income attributable to non-controlling interests	(1,951)	(857)	(4,643)	(2,224)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$23,477	$9,971	$56,734	$24,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	—	—	—	27,320	—	2,418	29,738
Issuance of 2,169 shares of common stock, net	2	170,679	9,790	—	—	—	180,471
Other offering costs	—	(802)	—	—	—	—	(802)
Issuance of 103 membership units	—	—	—	—	—	8,278	8,278
Distributions declared ($0.410 per share January 2017, $0.415 per share February through June 2017)	—	—	—	(40,071)	—	(3,733)	(43,804)
Change in fair value of interest rate swap agreements	—	—	—	—	(1,606)	(125)	(1,731)
Realized loss on interest rate swap agreements	—	—	—	—	(804)	(69)	(873)
Conversion of one membership unit to one share of common stock	—	27	—	—	—	(27)	—
Redemption of 39 shares of common stock	—	(3,016)	—	—	—	—	(3,016)
Balance, June 30, 2017	$17	$1,176,319	$—	$(102,711)	$(318)	$93,491	$1,166,798

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	34,546	—	2,834	37,380
Issuance of 1,405 shares of common stock, net	1	114,040	(485)	—	—	—	113,556
Other offering costs	—	(525)	—	—	—	—	(525)
Issuance of 194 membership units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.415 per share January 2018, $0.43 per share February through June 2018)	—	—	—	(50,095)	—	(4,855)	(54,950)
Change in fair value of interest rate swap agreements	—		—	—	22,188	1,809	23,997
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 74 shares of common stock	—	(5,889)	—	—	—	—	(5,889)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Balance, June 30, 2018	$20	$1,409,541	$(500)	$(135,829)	$27,310	$112,277	$1,412,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2018	2017
Operating activities
Net income	$37,380	$29,738
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	39,901	29,714
Amortization of debt issuance costs charged to interest expense	862	787
Straight-line rent and financing lease adjustments	(10,303)	(8,068)
Cost of debt extinguishment	51	3,615
Gain on sale of real estate	(7,595)	(6,280)
Settlement of interest rate swap, liability	—	(1,965)
Leasing fees paid	(1,177)	(1,796)
Non-cash interest	—	(1,349)
Other non-cash items	329	237
Changes in assets and liabilities:
Tenant and other receivables	54	(18)
Prepaid expenses and other assets	(1,570)	(941)
Accounts payable and other liabilities	1,046	797
Accrued interest payable	(303)	837
Net cash provided by operating activities	58,675	45,308

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgage assumed of $20,845 and $0 in 2018 and 2017, respectively	(216,036)	(185,179)
Acquisition of rental property accounted for using the direct financing method	(430)	(3,546)
Capital expenditures and improvements	(1,445)	(3,871)
Proceeds from disposition of rental property, net	30,289	28,929
Increase in tenant and capital reserves	(98)	(81)
Net cash used in investing activities	(187,720)	(163,748)

Financing activities
Proceeds from issuance of common stock, net	88,701	161,435
Redemptions of common stock	(5,889)	(3,016)
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $20,845 and $0 in 2018 and 2017, respectively	90,000	400,000
Principal payments on mortgages and notes payable	(2,442)	(374,023)
Borrowings on unsecured revolver	115,000	175,000
Repayments on unsecured revolver	(115,500)	(187,000)
Cash distributions paid to stockholders	(25,245)	(21,091)
Cash distributions paid to non-controlling interests	(4,785)	(3,727)
Debt issuance costs paid	(72)	(8,470)
Net cash provided by financing activities	139,768	139,108
Net increase in cash and cash equivalents and restricted cash	10,723	20,668
Cash and cash equivalents and restricted cash at beginning of period	10,099	23,103
Cash and cash equivalents and restricted cash at end of period	$20,822	$43,771

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$9,355	$21,635
Restricted cash at beginning of period	744	1,468
Cash and cash equivalents and restricted cash at beginning of period	$10,099	$23,103

Cash and cash equivalents at end of period	$13,765	$35,752
Restricted cash at end of period	7,057	8,019
Cash and cash equivalents and restricted cash at end of period	$20,822	$43,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. Properties are generally leased on a triple-net basis such that tenants pay all operating expenses relating to the property, including, but not limited to, property taxes, insurance, maintenance, repairs, and capital costs, during the lease term. As of June 30, 2018, the Corporation owned a diversified portfolio of 558 individual net leased commercial properties located in 42 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member and primary owner of the economic interest of the Operating Company. The remaining interests in the Operating Company, which are referred to as non-controlling interests, are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The following table summarizes the economic ownership interest in the Operating Company as of June 30, 2018 and December 31, 2017:

Percentage of shares owned by	June 30, 2018	December 31, 2017
Corporation	92.1%	92.4%
Non-controlling interests	7.9%	7.6%
	100.0%	100.0%

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s (as defined below) affairs. The Corporation is externally managed and its board of directors has retained the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy, and to provide certain property management services for the Corporation’s properties, subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager is a wholly-owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Company. Refer to Note 3 for further discussion over related parties and related party transactions.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.1% interest in the Operating Company at June 30, 2018, and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the Operating Company not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between investment in rental property and intangible assets acquired and liabilities assumed, the value of long-lived assets, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the allowance for doubtful accounts, the fair value of assumed debt and notes payable, the fair value of the Company’s interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date and are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance at June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Rents received in advance	$8,253	$8,585

Allowance for Doubtful Accounts

Management periodically reviews the sufficiency of the allowance for doubtful accounts, taking into consideration its historical losses and existing economic conditions, and adjusts the allowance as it considers necessary.  Uncollected tenant receivables are written off against the allowance when all possible means of collection have been exhausted.

The following table summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2018 and the year ended December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Beginning balance	$742	$323
Provision for doubtful accounts	586	419
Write-offs	(177)	—
Ending balance	$1,151	$742

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

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 7.9% and 7.6% at June 30, 2018 and December 31, 2017, respectively, by third parties which are accounted for as a separate component of equity.

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

The balances of financial instruments measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are as follows (see Note 10):

	June 30, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$30,169	$—	$30,169	$—
Interest rate swap, liabilities	(184)	—	(184)	—
	$29,985	$—	$29,985	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$11,008	$—	$11,008	$—
Interest rate swap, liabilities	(5,020)	—	(5,020)	—
	$5,988	$—	$5,988	$—

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, net, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgage and notes payable, net, Unsecured term notes, net, and Unsecured revolver at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Carrying amount	$1,289,302	$1,181,470
Fair value	1,254,423	1,177,197

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

The Company did not have any assets measured at fair value on a nonrecurring basis at June 30, 2018.

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

The following table summarizes the approximate property tax payments made directly to the taxing authorities by the Company’s tenants, pursuant to their lease obligations, for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Property taxes paid by tenants directly to taxing authority	$2,786	$3,498	$11,968	$10,957

In some situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue is included in Operating expenses reimbursed from tenants and expense is included in Property and operating expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes taxes collected from tenants and remitted to governmental authorities for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Property taxes collected from tenants	$1,215	$544	$2,410	$1,179
Property taxes remitted on behalf of tenants	1,316	560	2,473	1,199

Recently Adopted Accounting Standards

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements. The new guidance removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. The new guidance is effective January 1, 2019, with early adoption permitted, and provides companies with a modified retrospective transition method for each cash flow and net investment hedge relationship existing on the date of adoption. This adoption method requires a company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company adopted the guidance effective January 1, 2018. The Company did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Previously, there had been no specific guidance to address how to classify or present these changes. ASU 2016-18 became effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 as of January 1, 2018. In line with the retrospective adoption of this standard, the Company removed the change in restricted cash from cash flows used in investing activities of $(6,551) for the six months ended June 30, 2017. See Reclassifications elsewhere in Note 2.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides classification guidance for eight specific topics, including but not limited to, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 became effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 as of January 1, 2018. The classification of debt extinguishment costs in the Condensed Consolidated Statements of Cash Flows addressed by ASU 2016-15 is applicable to the Company. However, adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Statements of Cash Flows, as the Company historically classified these cash flows as required by the guidance.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance was required to be adopted concurrently with the amendments in ASU 2014-09. The new pronouncement adds guidance for partial sales of nonfinancial assets, including real estate. In adopting ASU 2017-05, companies may use either a full retrospective or a modified retrospective approach. The Company previously recognized revenue on sales of real estate at the time the asset was transferred (i.e., at the time of closing). Upon adoption of ASU 2014-09, as discussed above, and therefore ASU 2017-05, the Company now evaluates any separate contract or performance obligation to determine proper timing of revenue recognition, as well as sales price allocation when a performance obligation is identified. Adoption of this pronouncement had no effect on the Company’s Condensed Consolidated Financial Statements during the three or six months ended June 30, 2018 or in any periods.

Other Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under the new pronouncement, lessor accounting will be largely unchanged from existing GAAP, however disclosures will be expanded.  The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. The provisions of ASU 2016-02 that are relevant to the Company’s accounting as lessor include those relating to 1) non-lease components of leases, 2) lease classification tests and 3) requirements to expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, adoption of this new standard may result in these costs being expensed as incurred. The Company is primarily a lessor and does not have any material leases where it is the lessee. Adoption of ASU 2016-02 is therefore not expected to have a material impact on the Company’s Condensed Financial Statements as it relates to leases where the Company is the lessee. Upon adoption, the Company will be required to record certain expenses paid directly by tenants that protect the Company’s interest as lessor in those properties, such as real estate taxes, on a gross basis, where revenue and the corresponding expense will be recorded and presented in the Consolidated Statements of Income and Comprehensive Income.  The Company currently records and presents certain of these items on a net basis (see Taxes Collected From Tenants and Remitted to Governmental Authorities elsewhere in Note 2). Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation of these payments, such presentation would have the impact of increasing both reported revenues and property expenses. The Company will evaluate additional guidance in this area as it becomes available. The new standard provides a number of practical expedients that companies may elect as part of transitional reporting. These include 1) an election not to reassess upon transition whether any expired or existing contracts are leases or contain leases, the lease classification for any expired or existing leases, and initial direct costs for existing leases, and 2) an election to use hindsight when evaluating the lease term of existing contracts, and impairment of right of use assets. The Company currently anticipates it will only elect the first of these practical expedients. In adopting the new guidance, companies are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective January 1, 2019, with early adoption permitted. The Company has completed its initial inventory of leases and is in the process of identifying changes needed to its processes and systems impacted by the new standard. The Company is continuing to evaluate the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures, including quantifying the impact of the requirement to report certain items on a gross basis, until the guidance becomes effective.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of June 30, 2018, if the Property Management Agreement had been terminated at June 30, 2018, subject to the conditions noted above, the termination fee would have been $17,145.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of June 30, 2018, if the Asset Management Agreement had been terminated at June 30, 2018, subject to the conditions noted above, the termination fee would have been $49,167.

Total fees incurred under the Property Management Agreement and Asset Management Agreement for the three and six months ended June 30, 2018 and 2017, are as follows:

(in thousands)		For the three months ended June 30,		For the six months ended June 30,
Type of Fee	Financial Statement Presentation	2018	2017	2018	2017
Asset management fee	Asset management fees	$4,313	$3,629	$8,456	$6,822
Property management fee	Property management fees	1,595	1,218	3,112	2,386
Total management fee expense		5,908	4,847	11,568	9,208

Marketing fee (offering costs)	Additional paid-in capital	301	391	525	802
Acquisition fee	Capitalized as a component of assets acquired	1,380	1,032	2,386	1,929
Leasing fee	Leasing fees, net	392	899	1,177	1,796
Disposition fee	Gain on sale of real estate	155	240	323	303
Total management fees		$8,136	$7,409	$15,979	$14,038

Included in management fees are $915 and $722 of unpaid fees recorded in Due to related parties on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

4. Acquisitions

The Company closed on the following acquisitions during the six months ended June 30, 2018:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Retail/Industrial	26	78,530
April 30, 2018	Other	1	16,170
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(a)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433
		41	$254,783	(b)
(a)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate of 4.36% and a maturity date of August 2025 (see Note 9).
(b)	Acquisition price does not include capitalized acquisition costs of $5,172.

The Company closed on the following acquisitions during the six months ended June 30, 2017:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retail	25	48,898
June 2, 2017	Healthcare	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Healthcare	7	25,989
		48	$192,853	(c)
(c)	Acquisition price does not include capitalized acquisition costs of $4,150.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the six months ended June 30, 2018 and 2017, discussed above:

	For the six months ended June 30,
(in thousands)	2018	2017
Land	$34,765	$11,483
Land improvements	13,051	15,388
Buildings and other improvements	191,713	147,306
Acquired in-place leases(d)	24,995	20,838
Acquired above-market leases(e)	2,527	9,568
Acquired below-market leases(f)	(7,526)	(11,126)
Direct financing investments	430	3,546
Mortgage payable	(20,845)	—
	$239,110	$197,003
(d)	The weighted average amortization period for acquired in-place leases is 16 years and 18 years for acquisitions completed during the six months ended June 30, 2018 and 2017, respectively.
(e)	The weighted average amortization period for acquired above-market leases is 18 years and 19 years for acquisitions completed during the six months ended June 30, 2018 and 2017, respectively.
(f)	The weighted average amortization period for acquired below-market leases is 14 years and 18 years for acquisitions completed during the six months ended June 30, 2018 and 2017, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions closed during the six months ended June 30, 2018 and 2017, qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Subsequent to June 30, 2018, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
July 12, 2018	Industrial	1	$11,212
July 17, 2018	Office	1	34,670
July 17, 2018	Retail	5	14,845
August 6, 2018	Industrial	2	4,802
		9	$65,529

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to June 30, 2018; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of properties)	2018	2017	2018	2017
Number of properties disposed	6	5	11	6
Aggregate sale price	$15,529	$24,125	$32,342	$30,445
Aggregate carrying value	(10,295)	(17,521)	(22,694)	(22,649)
Additional sales expenses	(978)	(1,127)	(2,053)	(1,516)
Gain on sale of real estate	$4,256	$5,477	$7,595	$6,280

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At June 30, 2018, the Company had 542 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Land	$377,906	$348,940
Land improvements	222,704	211,674
Buildings	1,937,063	1,754,796
Tenant improvements	2,777	11,425
Equipment	8,597	7,689
	2,549,047	2,334,524
Less accumulated depreciation	(175,671)	(148,383)
	$2,373,376	$2,186,141

Depreciation expense on investment in rental property was as follows for the three months and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Depreciation	$15,985	$11,924	$31,149	$23,855

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at June 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$101,964
2019	207,246
2020	210,613
2021	213,778
2022	216,274
Thereafter	2,054,707
$3,004,582

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

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Minimum lease payments to be received	$78,836	$77,889
Estimated unguaranteed residual values	20,358	19,758
Less unearned revenue	(57,171)	(56,030)
Net investment in direct financing leases	$42,023	$41,617

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at June 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$2,006
2019	4,076
2020	4,194
2021	4,283
2022	4,369
Thereafter	59,908
$78,836

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable Consumer Price Index rent increases, or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Lease intangibles:
Acquired above-market leases	$61,601	$59,502
Less accumulated amortization	(12,351)	(9,183)
Acquired above-market leases, net	49,250	50,319
Acquired in-place leases	241,148	216,858
Less accumulated amortization	(32,104)	(24,518)
Acquired in-place leases, net	209,044	192,340
Total intangible lease assets, net	$258,294	$242,659
Acquired below-market leases	$97,882	$91,667
Less accumulated amortization	(12,440)	(9,923)
Intangible lease liabilities, net	$85,442	$81,744
Leasing fees	$17,208	$16,286
Less accumulated amortization	(3,108)	(2,732)
Leasing fees, net	$14,100	$13,554

Amortization expense for intangible lease assets and liabilities for the three and six months ended June 30, 2018 and 2017 is as follows:

(in thousands)		For the three months ended June 30,		For the six months ended June 30,
Intangible	Financial Statement Presentation	2018	2017	2018	2017
Acquired in-place leases and leasing fees	Depreciation and amortization	$4,247	$2,809	$8,285	$5,471
Above-market and below-market leases	Rental income from operating leases	(289)	(188)	(467)	(388)

Estimated future amortization of intangible assets and liabilities at June 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$8,202
2019	14,842
2020	14,710
2021	14,670
2022	14,523
Thereafter	120,005
$186,952

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements at June 30, 2018 and December 31, 2017:

	Outstanding Balance
(in thousands)	June 30, 2018	December 31, 2017	Interest Rate(c)	Maturity Date
2015 Unsecured Term Loan Agreement(a)	$325,000	$325,000	one-month LIBOR + 1.40%	Feb. 2019 (e)
2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver	272,500	273,000	one- and three- month LIBOR + 1.20% (d)	Jan. 2022
5.5-Year term loan	265,000	265,000	one- month LIBOR + 1.35%	Jan. 2023
7-Year term loan (f)	190,000	100,000	one- month LIBOR + 1.90%	Jun. 2024
	727,500	638,000
2017 Senior Notes(a)	150,000	150,000	4.84%	Apr. 2027
Total	1,202,500	1,113,000
Debt issuance costs, net(b)	(2,636)	(3,088)
	$1,199,864	$1,109,912

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(c)	At June 30, 2018 and December 31, 2017, one-month LIBOR was 2.00% and 1.37%, respectively. At June 30, 2018 and December 31, 2017, the three-month LIBOR was 2.32% and 1.49%, respectively.
(d)	$222,500 of the balance is at one-month LIBOR plus 1.20%, while the remaining $50,000 balance is at three-month LIBOR plus 1.20%.
(e)	The agreement provides for two one-year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.10% fee.
(f)	In June 2018, the Company drew the remaining $90,000 available under the 7-Year term loan.

At June 30, 2018 and December 31, 2017, the weighted average interest rate on all outstanding borrowings was 3.62% and 3.03%, respectively.  The Revolver is subject to a facility fee of 0.25% per annum.  In addition, the 5.5-Year Term Loan and 7-Year Term Loan are subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Debt issuance costs amortization	$472	$433	$934	$857

For the three and six months ended June 30, 2017, the Company paid $8,344 in debt issuance costs associated with the Senior Notes, the Credit Agreement, and the Restated Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,443 of the debt issuance costs related to the issuance of new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $ 2,901 of debt issuance costs were associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017. Additionally, $654 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017.

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at June 30, 2018 and December 31, 2017:

(in thousands, except interest rates)
Lender		Original Date (Month/Year)	Maturity Date (Month/Year)	Interest Rate	June 30, 2018	December 31, 2017
(1)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	$20,845	$—	(a) (b) (c) (m)
(2)	PNC Bank	Oct-16	Nov-26	3.62%	18,442	18,622	(b) (c)
(3)	Sun Life	Mar-12	Oct-21	5.13%	11,482	11,670	(b) (g)
(4)	Aegon	Apr-12	Oct-23	6.38%	8,836	9,168	(b) (h)
(5)	Symetra Financial	Nov-17	Oct-26	3.65%	6,577	6,685	(a) (b) (k) (l)
(6)	Siemens Financial Services, Inc.	Sep-10	Sep-20	5.47%	5,721	5,820	(a) (b)
(7)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	5,197	5,670	(b) (e)
(8)	M&T Bank	Oct-17	Aug-21	1- month LIBOR+3%	5,118	5,183	(b) (d) (i) (j)
(9)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,782	1,813	(b) (c) (f)
(10)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,480	1,500	(b) (c) (d)
(11)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(12)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	572	581	(b) (c) (d) (f)
(13)	Symetra Financial	Mar-11	Apr-31	6.34%	—	1,008	(a) (b)
					86,802	68,470
	Debt issuance costs, net				(560)	(638)
					$86,242	$67,832

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
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

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 10.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.

At June 30, 2018, investment in rental property of $148,107 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarize the mortgages extinguished by the Company during the six months ended June 30, 2018 and the year ended December 31, 2017:

(in thousands)	For the six months ended June 30, 2018	For the year ended December 31, 2017
Number	1	7
Outstanding balance of Mortgages	$995	$48,108

The following table summarizes the cost of mortgage extinguishment for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of mortgages extinguished)	2018	2017	2018	2017
Cost of mortgage extinguishment	$51	$12	$51	$60

Estimated future principal payments to be made under the above mortgage and note payable agreements and the Company’s unsecured credit agreements (see Note 8) at June 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$1,731
2019	328,644
2020	9,081
2021	18,584
2022	275,566
Thereafter	655,696
$1,289,302

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

The following is a summary of the Company’s outstanding interest rate swap agreements at June 30, 2018 and December 31, 2017:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	June 30, 2018	December 31, 2017
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(64)	$(863)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	3,566	2,503
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	1,260	464
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	692	(194)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	1,435	561
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	1,944	520
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	334	(63)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	878	(192)
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	844	607
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	1,061	603
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	1,680	399
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	3,743	2,565
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	913	(189)
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	25,000	171	—
M&T Bank	August 2021	1.02%	one-month LIBOR	5,118	245	182	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(120)	(810)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	102	(686)
Regions Bank	March 2018	1.77%	one-month LIBOR	—	—	(9)	(c)
Regions Bank	March 2019	1.91%	three-month LIBOR	25,000	108	2
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	411	(153)
Regions Bank	March 2022	2.43%	three-month LIBOR	25,000	354	(254)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	2,021	1,402
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	1,015	261
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	869	—
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	1,245	386
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	802	(138)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	1,443	553
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	231	(369)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	24	(510)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	2,670	(590)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	108	—
					$29,985	$5,988

(a)	Notional amount at December 31, 2017 was $5,183.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.
(c)	Notional amount at December 31, 2017 was $25,000.

The total amounts recognized and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements is as follows for the three and six months ended June 30, 2018 and 2017:

				Total Interest Expense
(in thousands)				Presented in the
	Amount of Gain (Loss) Recognized	Reclassification from Accumulated Other		Consolidated Statements of
	in Accumulated Other	Comprehensive Income		Income and Comprehensive
Three Months Ended June 30,	Comprehensive Income	Location	Amount of Loss	Income
2018	$7,042	Interest expense	$354	$12,454
2017	(4,291)	Interest expense	802	7,860

(in thousands)
				Total Interest Expense
				Presented in the
	Amount of Gain (Loss) Recognized	Reclassification from Accumulated Other		Consolidated Statements of
	in Accumulated Other	Comprehensive Income		Income and Comprehensive
Six Months Ended June 30,	Comprehensive Income	Location	Amount of Loss	Income
2018	$23,997	Interest expense	$1,267	$23,631
2017	(1,731)	Interest expense	2,704	15,802

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $2,225. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions during the three and six months ended June 30, 2018 and 2017 were valued at $15,797 and $8,278, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt.

The Company recognized rental income related to UPREIT transactions for the three and six months ended June 30, 2018 and 2017 as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
UPREIT rental income	$3,721	$2,960	$7,431	$5,964

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2018. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 19% and 22% of the Company’s total operating expenses for the three months ended June 30, 2018 and 2017, respectively, and 19% and 26% of the Company’s total operating expenses for the six months ended June 30, 2018 and 2017, respectively. The Company has mortgages and notes payable with four institutions that comprise 24%, 21%, 13% and 10% of total mortgages and notes payable at June 30, 2018. The Company has mortgages and notes payable with four institutions that comprise 27%, 17%, 13% and 11% of total mortgages and notes payable at December 31, 2017. For the three and six months ended June 30, 2018 and 2017, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

Share Redemption Program

The following table summarizes redemptions under the Share Redemption Program for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of stockholders)	2018	2017	2018	2017
Number of stockholders	14	6	22	24
Number of shares	28	21	74	39
Aggregate redemption price	$2,312	$1,637	$5,889	$3,016

Distribution Reinvestment Plan

The Corporation has adopted the Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend, suspend, or terminate the DRIP at any time upon 30 days’ prior written notice to each stockholder. At June 30, 2018 and December 31, 2017, a total of 1,900 and 1,592 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2018	2017	2018	2017
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$16,974	$14,727	$34,546	$27,320
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$16,974	$14,727	$34,546	$27,320
Net earnings attributable to non-controlling interests	1,412	1,265	2,834	2,418
	$18,386	$15,992	$37,380	$29,738

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	19,829	16,623	19,498	16,102
Effects of convertible membership units	1,649	1,428	1,600	1,428
Weighted average number of common shares outstanding used in diluted earnings per share	21,478	18,051	21,098	17,530
Basic and diluted net earnings per common share	$0.86	$0.89	$1.77	$1.70

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $23,071 and $15,457 for the six months ended June 30, 2018 and 2017, respectively.  Cash paid for state income an franchise tax was $745 and $649 for the six months ended June 30, 2018 and 2017, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the six months ended June 30, 2018 and 2017, the Corporation issued 298 and 241 shares, respectively, of common stock with a value of approximately $24,004 and $18,592, respectively, under the terms of the DRIP (see Note 13).

•

During the six months ended June 30, 2018 and 2017, the Company issued 194 and 103 membership units of the Operating Company in exchange for property contributed in UPREIT transactions valued at $15,797 and $8,278, respectively (see Note 11).

•

During the six months ended June 30, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At June 30, 2018 and 2017, dividend amounts declared and accrued but not yet paid amounted to $9,366 and $7,630, respectively.
•	At June 30, 2018, acquisition costs related to the acquisition of rental property capitalized but not yet paid amounted to $272.
•

In connection with real estate transactions conducted during the six months ended June 30, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets.

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

Tenant improvement allowances at June 30, 2018 and December 31, 2017 were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Tenant improvement allowances	$4,292	$5,669

Payments made for work completed under the tenant improvement allowances were as follows:

(in thousands)	For the six months ended June 30, 2018	For the year ended December 31, 2017
Payments for tenant improvement allowances	$1,802	$6,598

17. Subsequent Events

Through August 10, 2018, the Company has raised $23,573 through the sale of 285 shares of the Corporation’s common stock from monthly equity closings, including dividend reinvestments. Through August 10, 2018, the Company has paid $9,366 in distributions, including dividend reinvestments.

Subsequent to June 30, 2018, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $65,529 of rental property and associated intangible assets and liabilities (see Note 4).

On August 9, 2018, the Board of Directors declared a distribution of $0.43 per share on the Corporation’s common stock and approved a distribution of $0.43 per membership unit of the Operating Company for monthly distributions through October 2018. The distributions are payable on or prior to the 15th of the following month to stockholders and unit holders of record on the last day of the month. In addition, the IDC determined the share value for the Corporation’s common stock and the Operating Company’s membership units to be $85.00 per share or unit for subscription agreements received from August 1, 2018 through October 31, 2018.

Subsequent to June 30, 2018, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $170,000 and drew additional borrowings on the Revolver in the aggregate amount of $74,500.

The Company commenced a private offering of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of the senior promissory notes. Under the NGA Agreement, the Operating Company will issue and sell senior promissory notes in two series (B series and C series), for an aggregate principal amount of $325,000. Series B Guaranteed Senior Notes provide for an aggregate principal amount of $225,000 with a fixed-rate of 5.09% through the maturity date of July 2, 2028 (the “Series B Notes”). Series C Guaranteed Senior Notes provide for an aggregate principal amount of $100,000 with a fixed-rate of 5.19% through the maturity date of July 2, 2030 (the “Series C Notes”). On July 2, 2018, the Operating Company issued $100,000 of the Series B Notes and $50,000 of the Series C Notes. The proceeds were used to pay off borrowings on the Revolver and is included in the Revolver activity disclosure above. The remaining $125,000 principal of the Series B Notes and $50,000 principal of the Series C Notes are expected to be funded on September 13, 2018.

On July 31, 2018, the Company sold the Investment in related party, which was comprised of 100 non-voting convertible preferred units of the Manager, to a related party. The buyer was a related party through their ownership in the Manager. The preferred units were sold for an aggregate sales price of $18,500 and had a carrying value of $10,000 at the time of sale. The transaction was approved by the Board of Directors and the IDC.

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

As of June 30, 2018, we owned a diversified portfolio of 558 individual net leased commercial properties located in 42 states, comprising approximately 17.4 million rentable square feet of operational space. As of June 30, 2018, our properties were 100% subject to a lease, and 99.4% occupied by 141 different commercial tenants, with no single tenant accounting for more than 4% of our annual rental stream.

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

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the Operating Company. We are the sole managing member of the Operating Company and as of June 30, 2018, we owned approximately 92.1% of its issued and outstanding membership units, with the remaining 7.9% held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute their property to the Operating Company in exchange for membership units and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and holders of non-controlling membership units based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. For the six months ended June 30, 2018, the weighted average number of non-controlling membership units outstanding was 1.6 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. For the months of February 2018 through June 2018, new and additional investments were capped at $15.0 million per month. Based on anticipated acquisition activity, the cap was increased to $20.0 million for the months of July, August, September, and October 2018.

Shares of our common stock are currently being offered in our private offering at the Determined Share Value (as defined below) of $85.00 per share. For the six months ended June 30, 2018, we sold 1.4 million shares of our common stock in our private offering, including 0.3 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $113.7 million. In addition, we issued 194,035 membership units valued at $15.8 million during the three and six months ended June 30, 2018. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. We conduct our private offering in reliance upon the exemption from registration under the Securities Act, provided by Rule 506(c) of Regulation D promulgated under the Securities Act. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

As of June 30, 2018, there were 20.2 million shares of our common stock issued and outstanding, and 1.7 million membership units issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q2 2018 Highlights

For the three months ended June 30, 2018, we:

•	Increased revenues to $57.0 million, representing growth of 30.6% compared to the three months ended June 30, 2017.
•	Generated earnings per diluted share on a GAAP basis (as defined below), including amounts attributable to non-controlling interests, of $0.86.
•	Generated funds from operations (“FFO”), a non-GAAP financial measure, of $1.60 per diluted share.
•	Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $1.39 per diluted share.
•

Subsequent to quarter end, the committee of our board of directors comprised of independent directors (the “Independent Directors Committee”) approved increasing the Determined Share Value (as defined below) to $85.00 per share, from $83.00 per share, which will remain in effect through October 31, 2018.

•

Closed eight real estate acquisitions totaling $154.3 million, excluding capitalized acquisition expenses, adding 14 new properties at a weighted average initial cash capitalization rate of 6.9%. At the time of acquisition, the properties had a weighted average lease term of 14.3 years and weighted average annual rent increases of 1.8%.

•

Disposed of six properties, representing 0.5% of our portfolio value as of December 31, 2017. Net proceeds from the dispositions were $14.6 million, representing a gain of $4.3 million over carrying value.

•

Received $72.5 million in investments from new and existing stockholders, including property contributed through UPREIT transactions. As of the end of the quarter, we had 2,833 common stockholders and 67 holders of non-controlling membership units.

•	Collected more than 99% of rents due and maintained a 100% leased portfolio.

Year-to-Date 2018 Highlights

For the six months ended June 30, 2018, we:

•	Increased revenues to $112.6 million, representing growth of 31.2% compared to the six months ended June 30, 2017.
•	Generated earnings per diluted share on a GAAP basis, including amounts attributable to non-controlling interests, of $1.77.
•	Generated FFO of $3.28 per diluted share.
•	Generated AFFO of $2.85 per diluted share.
•

Closed ten real estate acquisitions totaling $254.8 million, excluding capitalized acquisition expenses, adding 41 new properties at a weighted average initial cash capitalization rate of 6.7%. At the time of acquisition, the properties had a weighted average lease term of 15.6 years and weighted average annual rent increases of 1.9%.

•

Disposed of 11 properties, representing 1.1% of our portfolio value as of December 31, 2017. Net proceeds from the dispositions were $30.3 million, representing a gain of $7.6 million over carrying value.

•	Received $129.5 million in investments from new and existing stockholders, including property contributed through UPREIT transactions.
•	Collected more than 99% of rents due and maintained a 100% leased portfolio.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of evaluating our historical operating performance. Please see our discussion below under the heading Net Income and Non-GAAP Measures (FFO and AFFO), which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $75 million. Property portfolios that we acquire may be significantly larger, depending on balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives:

•	preserve, protect, and return capital to investors,
•	realize increased cash available for distributions and long-term capital appreciation from growth in the rental income and value of our properties, and
•	maximize the level of sustainable cash distributions to our investors.

We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our credit-worthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that are expected to achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties are based on the following underwriting principles:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type and geographic location as of June 30, 2018. The percentages below are calculated based on our contractual rental revenue over the next twelve months (“NTM Rent”) as of June 30, 2018, on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail – casual dining	11.9%
Retail – other	11.4%
Retail – quick service restaurants ("QSR")	11.3%
Total Retail	34.6%
Industrial – warehouse/distribution	13.2%
Industrial – manufacturing	10.0%
Industrial – flex	6.4%
Industrial – other	3.5%
Total Industrial	33.1%
Healthcare – clinical	10.7%
Healthcare – surgical	4.7%
Healthcare – other	3.8%
Total Healthcare	19.2%
Office	9.1%
Other	4.0%
Total	100.0%

Geographic Diversification, by % of NTM Rent

Top Tenant Industries
Industry	% NTM Rent
Restaurants	23.5%
Healthcare Facilities	16.6%
Home Furnishing Retail	5.7%
Specialized Consumer Services	4.5%
Packaged Foods & Meats	4.2%
Auto Parts & Equipment	4.2%
Healthcare Services	3.1%
Air Freight & Logistics	3.0%
Industrial Conglomerates	2.2%
Multi-line Insurance	1.9%
Distributors	1.9%
Life Sciences Tools & Services	1.9%
Industrial Machinery	1.7%
Aerospace & Defense	1.7%
Metal & Glass Containers	1.5%
Top 15 Tenant Industries	77.6%
Other (29 industries)	22.4%
Total	100.0%

Substantially all of our leases are triple-net. At June 30, 2018, all of our properties are subject to leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants. To increase value to our stockholders, we strive to implement periodic rent escalations within our leases.

Due to the fact that all of our properties are leased to single tenants under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for only four of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of June 30, 2018, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 12.9 years, excluding renewal options which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average lease term on the $154.3 million in properties acquired during the three months ended June 30, 2018, was 14.3 years at the time of acquisition. More than 50% of our rental revenue is from leases that expire during 2030 and thereafter. As of June 30, 2018, not more than 9% of our rental revenue is derived from leases that expire in any single year in the decade between 2020 and 2030. The following chart sets forth our lease expirations based upon the terms of our leases in place as of June 30, 2018.

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

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2018	—	—	—	$—	—%
2019	1	1	2	117	0.1%
2020	3	3	95	1,112	0.5%
2021	3	5	15	733	0.4%
2022	4	3	87	2,477	1.2%
2023	9	12	696	6,424	3.1%
2024	12	15	1,741	14,194	6.8%
2025	2	8	117	1,909	0.9%
2026	17	27	797	11,977	5.7%
2027	19	34	1,721	18,653	8.9%
2028	16	29	1,464	15,039	7.2%
2029	15	63	2,696	18,258	8.7%
2030 and thereafter	80	358	7,919	118,318	56.5%

Our top tenants and brands at June 30, 2018, are listed in the tables below. The percentages are calculated based on our NTM Rent on a per property type basis divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	3.9%	10
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	3.5%	25
Jack's Family Restaurants LP	Retail	2.8%	36
Outback Steakhouse of Florida LLC (1)	Retail	2.6%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.3%	26
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	2.2%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	2.2%	2
Nestle' Dreyer's Ice Cream Company	Industrial	2.0%	1
Nationwide Mutual Insurance Company	Office	1.9%	2
Arkansas Surgical Hospital, LLC	Healthcare	1.9%	1
Total Top Ten		25.3%	144
All Other		74.7%	414
Total		100.0%	558
(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	3.9%	10
Bob Evans Farms(1)	Industrial/Retail	3.5%	27
Red Lobster	Retail	3.5%	25
Wendy's	Retail	2.8%	41
Jack's Family Restaurants	Retail	2.8%	36
Taco Bell	Retail	2.5%	41
Krispy Kreme	Industrial/Retail	2.3%	26
Outback Steakhouse	Retail	2.2%	22
Big Tex Trailers	Industrial/Retail/Office	2.2%	17
Siemens	Industrial	2.2%	2
Total Top Ten		27.9%	247
All Other		72.1%	311
Total		100.0%	558
(1)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC restaurants.

Leverage Policy

Moody’s Investor Services (“Moody’s”) has assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook, which allows us to take advantage of preferential borrowing margins and provides more attractive access to the debt markets. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, corporate governance policies, and sustainability of cash flows and earnings. We are strongly committed to maintaining modest leverage, commensurate with our investment grade rating. While Moody’s utilizes other factors outside of our leverage ratio, our leverage policy (“Leverage Policy”) is to maintain a leverage ratio in the 35% to 45% range based on the approximate market value of assets, recognizing that the actual leverage ratio will vary over time and there may be opportunistic reasons to exceed a 45% leverage ratio; provided, however, that we cannot exceed a 50% leverage ratio without the approval of the Independent Directors Committee.

The Independent Directors Committee reviews our Leverage Policy at least annually; however, depending on market conditions and other factors, they may change our Leverage Policy from time to time.

To reduce its exposure to variable-rate debt, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend up to 10 years. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital markets activity. We attempt to limit our total exposure to floating-rate debt to more than 5% of the approximate market value of total assets, measured at quarter end.

We strategically use the fixed-rate, debt private placement market to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital. At June 30, 2018, we had $150.0 million of unsecured 2017 Senior Notes (as defined below) outstanding, which bear interest at a fixed rate of 4.84% per annum, and mature in April 2027. As described further below in Liquidity and Capital Resources—Recent Activity, on July 2, 2018, we entered into a Note and Guaranty Agreement by and among us, as parent guarantor, the Operating Company, as issuer, and the purchasers party thereto, pursuant to which the Operating Company will issue $325.0 million aggregate principal amount of unsecured, fixed-rate, interest-only senior notes during the third quarter of 2018, of which $150.0 million was issued on July 2, 2018.

As of June 30, 2018, our total outstanding indebtedness was $1,289.3 million, and the ratio of our total indebtedness to the approximate market value of our assets was 41.4%.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled Determined Share Value in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K. The following table presents our Determined Share Value for each period indicated below, together with the corresponding NAV per diluted share as of the preceding quarter end:

Period	NAV as of	Determined Share Value	NAV per diluted share
August 1, 2018 - October 31, 2018	June 30, 2018	$85.00	$84.63
May 1, 2018 - July 31, 2018	March 31, 2018	$83.00	$83.14
February 1, 2018 - April 30, 2018	December 31, 2017	$81.00	$81.40

The adjustments to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In November 2018, the Independent Directors Committee will review the NAV per diluted share calculations as of September 30, 2018, and will assess whether adjustments to the current Determined Share Value of $85.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts as of June 30, 2018, and March 31, 2018 (in thousands, except per share amounts):

NAV component:	June 30, 2018	March 31, 2018
Investment in rental property	$3,100,313	$2,937,769
Debt	(1,251,104)	(1,195,023)
Other assets and liabilities, net	10,548	12,634
NAV	$1,859,757	$1,755,380
Number of outstanding shares, including noncontrolling interests	21,976	21,115
NAV per diluted share	$84.63	$83.14

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of June 30, 2018, and March 31, 2018, supporting the Determined Share Value in effect for the periods of August 1, 2018, through October 31, 2018, and May 1, 2018, through July 31, 2018, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
June 30, 2018	6.37%	6.96%	6.90%	7.07%	7.20%	6.75%
March 31, 2018	6.37%	6.98%	6.91%	7.11%	7.29%	6.76%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of June 30, 2018, of 0.25%, would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $79.58. Conversely, a decrease in the weighted average implied market capitalization rate used as of June 30, 2018, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $90.06.

Distributions and Distribution Reinvestment

At its August 9, 2018, meeting, our board of directors declared monthly distributions of $0.43 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record as follows:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.43	August 30, 2018	September 14, 2018
$0.43	September 27, 2018	October 15, 2018
$0.43	October 30, 2018	November 15, 2018

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

The following table summarizes distributions paid in cash and pursuant to our DRIP for the six months ended June 30, 2018 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2018	$4,021	$536	$3,769	$123	$8,449
February	2018	4,029	521	3,839	123	8,512
March	2018	4,201	539	4,052	128	8,920
April	2018	4,267	540	4,084	127	9,018
May	2018	4,331	536	4,106	127	9,100
June	2018	4,386	602	4,154	128	9,270
TOTAL		$25,235	$3,274	$24,004	$756	$53,269

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the six months ended June 30, 2018, including the source of distributions and a comparison against FFO (in thousands).

	For the six months ended
	June 30,
	2018	2017
Distributions:
Paid in cash	$29,265	$24,628
Reinvested in shares	24,004	18,000
Total Distributions	$53,269	$42,628
Source of Distributions:
Cash flow from operating activities	$53,269	$42,628
FFO	$69,219	$52,784

For the six months ended June 30, 2018 and 2017, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative debt level on our balance sheet with appropriate interest and fixed charge coverage ratios. We target a leverage ratio with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by the Operating Company’s investment grade credit rating. Our actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of June 30, 2018, the leverage ratio was 41.4% of the approximate market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a tool we use to measure leverage in the context of our cash flow expectations and projections. However, given the significance of our recent growth, adding $254.8 million in investments during the six months ended June 30, 2018, $683.6 million in investments during 2017, and $518.8 million in investments during 2016, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash in-flows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the second half of the year), and therefore the full year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate tool to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

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

As shown in the table below, net cash provided by operating activities increased by $13.4 million, to $58.7 million for the six months ended June 30, 2018, from $45.3 million for the six months ended June 30, 2017. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to identify favorable investment opportunities. We funded real estate investment activity with a combination of cash from operations, proceeds from the issuance of unsecured debt obligations, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units, net of reinvestments through our DRIP, totaling $30.0 million and $24.8 million for the six months ended June 30, 2018 and 2017, respectively. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents and restricted cash totaled $20.8 million and $43.8 million at June 30, 2018, and June 30, 2017, respectively.

	For the six months ended
	June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$58,675	$45,308
Net cash used in investing activities	(187,720)	(163,748)
Net cash provided by financing activities	139,768	139,108
Increase in cash and cash equivalents and restricted cash	$10,723	$20,668

As of June 30, 2018, the historical cost basis of our real estate investment portfolio totaled $2.4 billion, consisting of investments in 558 properties with rent and interest due from our tenants aggregating $17.9 million per month on a straight-line basis and $15.9 million per month in monthly cash inflows for the first six months of the year. During the six months ended June 30, 2018, we closed 10 real estate acquisitions totaling $254.8 million, excluding capitalized acquisition expenses, adding 41 new properties to our portfolio. The new properties will provide approximately $1.6 million in monthly rent on a straight-line basis and $1.4 million in monthly cash rents. Substantially all of our cash from operations is generated by our real estate portfolio.

Capital Resources

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify acquisitions that are consistent with our underwriting guidelines and raise additional debt and equity capital. We have financed our acquisition of properties using a combination of equity investments, unsecured term loans, revolving debt, senior unsecured notes, and mortgage loans. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders (achieved via earnings growth and share price appreciation).

The mix of financing sources may change over time based on market conditions and our liquidity needs. The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with credit-worthy tenants and lease guarantors and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a 99+% collection rate on rentals during 2017 and for the six months ended June 30, 2018. Moody’s assignment and reaffirmations of an investment grade credit rating of Baa3 to the Operating Company is further evidence of our active management of a conservative capital structure. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. Refer to Contractual Obligations below for further details regarding our long-term debt maturities.

The Operating Company achieved its investment grade credit rating based on our conservative leverage profile, diversified portfolio, and earnings stability based on the credit-worthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to additional sources of debt capital resulting from the investment grade credit rating, provide us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Equity Capital Resources

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three and six months ended June 30, 2018, we raised $72.5 million and $129.5 million in equity capital, respectively, to be used in our acquisition activities, including distributions reinvested through our DRIP and properties exchanged through UPREIT transactions.

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

Recent Activity

On July 2, 2018, subsequent to quarter end, we entered into a Note and Guaranty Agreement (the “NGA”) by and among us, as parent guarantor, the Operating Company, as issuer, and the purchasers party thereto (the “Purchasers”). Pursuant to the terms of the NGA, the Operating Company will issue and sell to the Purchasers $325.0 million aggregate principal amount of unsecured, fixed-rate, interest-only senior notes in two series: (i) $225.0 million aggregate principal amount of 5.09% Series B Guaranteed Senior Notes (the “Series B Notes”), and (ii) $100.0 million aggregate principal amount of 5.19% Series C Guaranteed Senior Notes (the “Series C Notes,” and together with the Series B Notes, the “2018 Senior Notes”).

Pursuant to the NGA, $100.0 million aggregate principal amount of the Series B Notes were issued on July 2, 2018, with the remaining $125.0 million aggregate principal amount to be issued on September 13, 2018. The Series B Notes have a 10-year term and mature on July 2, 2028, unless earlier redeemed or prepaid pursuant to the terms of the NGA. The Series B Notes were issued at par and the unpaid balance of the Series B Notes bear interest at a rate of 5.09% per annum (priced at 210 basis points above the 10-year U.S. Treasury yield at the time of pricing). Also pursuant to the NGA, $50.0 million aggregate principal amount of the Series C Notes were issued on July 2, 2018, with the remaining $50.0 million aggregate principal amount to be issued on September 13, 2018. The Series C Notes have a 12-year term and mature on July 2, 2030, unless earlier redeemed or prepaid pursuant to the terms of the NGA. The Series C Notes were issued at par and the unpaid balance of the Series C Notes bear interest at a rate of 5.19% per annum (priced at 220 basis points above the 10-year U.S. Treasury yield at the time of pricing).

We intend to use the net proceeds from the offering of the 2018 Senior Notes for general corporate purposes, which may include refinancing existing indebtedness and funding potential acquisitions.

In June 2018, we drew the remaining $90.0 million available under our 7-Year Term Loan facility (as defined below), and used a portion of the proceeds to partially repay outstanding Revolver borrowings.

Existing Credit Facilities

Credit Facility

In 2017, together with the Operating Company, we closed on an $880.0 million unsecured credit facility (the “Credit Facility”), comprised of (i) a $425.0 million senior unsecured revolving credit facility (the “Revolver”), (ii) a five-and-a-half-year, $265.0 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $190.0 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). The Credit facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion of available capacity. Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full at maturity. The following table summarizes the amounts drawn and available to be drawn on the Credit Facility as of June 30, 2018 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Revolver	$272,500	152,500	$425,000	January 21, 2022(1)
5.5-Year Term Loan	265,000	—	265,000	January 23, 2023
7-Year Term Loan	190,000	—	190,000	June 21, 2024

(1)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

2015 Unsecured Term Loan Agreement

In addition to the Credit Facility, at June 30, 2018 we also had outstanding a $325.0 million unsecured term note (“2015 Unsecured Term Loan Agreement”). The 2015 Unsecured Term Loan Agreement matures on February 6, 2019, and provides for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. The 2015 Unsecured Term Loan Agreement contains an accordion feature that can increase the note size up to a total of $600 million.

2017 Senior Notes

To mitigate interest rate risk, we have strategically added long-term, fixed-rate debt to our capital structure. At June 30, 2018, we had $150.0 million of unsecured, fixed-rate, interest-only senior promissory notes issued in April 2017 (the “2017 Senior Notes”) outstanding. The Senior Notes bear interest at a fixed rate of 4.84% per annum, and mature in April 2027.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements, including the 2018 Senior Notes. As of June 30, 2018, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be prohibited from paying dividends on our common stock above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of June 30, 2018)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.43
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.03
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	3.56
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	3.21
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.47
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

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

We intend to exercise the extension provisions of the Revolver and the 2015 Unsecured Term Loan Agreement, refinance, or replace the existing borrowings as they become due, including via additional private debt placements. The extensions would extend the Revolver’s maturity until June 2022, and the 2015 Unsecured Term Loan Agreement’s maturity until February 2021. As a result, we do not intend to make principal payments on these obligations in the foreseeable future. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at June 30, 2018, our current borrowing capacity under our unsecured credit facility, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate necessary to achieve our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 12.9 years as of June 30, 2018. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of June 30, 2018, nearly all of our leases had contractual lease escalations, with a weighted average of 2.1%. A substantial majority of our leases have fixed annual rent increases, and the remainder have annual lease escalations based on increases in the consumer price index (“CPI”), or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of earnings erosion on our revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018, or December 31, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2018 (in thousands).

Year of Maturity	2015 Unsecured Term Loan Agreement(1)	5.5-Year Term Loan	7-Year Term Loan	Revolver(2)	2017 Senior Notes	Mortgages and Notes Payable	Interest Expense(3)	Tenant Improvement Allowances	Total
2018	$—	$—	$—	$—	$—	$1,731	$24,904	$4,292	$30,927
2019	325,000	—	—	—	—	3,644	39,431	—	368,075
2020	—	—	—	—	—	9,081	38,025	—	47,106
2021	—	—	—	—	—	18,584	37,343	—	55,927
2022	—	—	—	272,500	—	3,066	27,281	—	302,847
Thereafter	—	265,000	190,000	—	150,000	50,696	52,322	—	708,018
Total	$325,000	$265,000	$190,000	$272,500	$150,000	$86,802	$219,306	$4,292	$1,512,900

(1)	We may extend the 2015 Unsecured Term Loan Agreement twice, for a one-year period each time, subject to compliance with all covenants and the payment of 0.10% fee.
(2)	We may extend the Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
(3)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2018. This amount includes the impact of interest rate swap agreements.

As part of acquiring rental properties, we may enter into tenant improvement allowances. As of June 30, 2018, tenant improvement allowances totaled $4.3 million. We expect to pay the tenant improvement allowances out of cash flows from operations or from additional borrowings.

At June 30, 2018, investment in rental property of $148.1 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of June 30, 2018, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions conducted in November 2015, February 2016, and October 2017. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. As of June 30, 2018, the maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above. See a more detailed discussion of the Tax Protection Agreements in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, in our Form 10-K.

As discussed above, on July 2, 2018, we entered into an NGA to issue $325.0 million of 2018 Senior Notes in two series, which mature in 2028 and 2030. The Senior Notes were not obligations of the Company as of June 30, 2018, and are therefore not included in the contractual obligations table above.

Results of Operations

Overview

As of June 30, 2018, our real estate investment portfolio had a net book value of $2.4 billion, consisting of investments in 558 property locations in 42 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, all of our owned properties were subject to a lease as of June 30, 2018, and all of our leasing activity related to our real estate acquisitions. During the three and six months ended June 30, 2018, a tenant renewed one lease that had been set to expire in 2018. The lease renewal was immaterial to our portfolio of real estate and results of operations.

For the three months ended June 30, 2018 and 2017

Revenues

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Revenues:
Rental income from operating leases	$53,590	$41,256	$12,334	29.9%
Earned income from direct financing leases	953	1,074	(121)	(11.3)%
Operating expenses reimbursed from tenants	2,486	1,296	1,190	91.8%
Other income from real estate transactions	3	45	(42)	(93.3)%
Total revenues	$57,032	$43,671	$13,361	30.6%

Total revenues increased by approximately $13.3 million, or 30.6%, to $57.0 million for the three months ended June 30, 2018, compared to $43.7 million for the three months ended June 30, 2017. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio. We acquired $683.6 million in real estate throughout 2017, excluding capitalized acquisition expenses. The acquired properties represented annual straight-line rental income of $56.1 million, or $14.0 million per quarter. In addition, during the first quarter of 2018, we acquired $100.5 million of real estate, excluding capitalized acquisition expenses, which provided $1.8 million of straight-line rental income in the second quarter. The acquisitions occurring during the three months ended June 30, 2018 did not materially impact reported rental income, due to the timing of acquisitions. These incremental revenues were somewhat offset by the elimination of revenues in the current period associated with properties that we have recently sold. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions made during the three months ended June 30, 2018, was 6.9%.

Operating Expenses

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Operating expenses
Depreciation and amortization	$20,232	$14,733	$5,499	37.3%
Asset management fees	4,313	3,629	684	18.8%
Property management fees	1,595	1,218	377	31.0%
Property and operating expense	2,530	1,124	1,406	>100.0%
General and administrative	1,456	1,162	294	25.3%
State and franchise tax	510	160	350	>100.0%
Total operating expenses	$30,636	$22,026	$8,610	39.1%

Depreciation and amortization

Depreciation and amortization increased by $5.5 million, or 37.3%, to $20.2 million for the three months ended June 30, 2018, compared to $14.7 million for the three months ended June 30, 2017. The increase is primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

Asset management fees increased $0.7 million, or 18.8%, to $4.3 million for the three months ended June 30, 2018, compared to $3.6 million for the three months ended June 30, 2017. We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended June 30, 2018, compared to the comparable period in 2017, is the result of an increase in our outstanding equity on a fully diluted basis, combined with an increase in the Determined Share Value.

The $83.00 Determined Share Value in effect as of June 30, 2018, reflected an increase of 3.8% from the $80.00 Determined Share Value in effect as of June 30, 2017. Additionally, the weighted average number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. For the three months ended June 30, 2018, the weighted average number of shares of our common stock and non-controlling membership units outstanding increased 19.0%, to 21.5 million, compared to 18.1 million for the three months ended June 30, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense more than doubled, to $2.5 million for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017. The increase is attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants balance included in total revenues.

Other income (expenses)

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Other income (expenses)
Preferred distribution income	$187	$182	$5	2.7%
Interest income	52	115	(63)	(54.8)%
Interest expense	(12,454)	(7,860)	4,594	58.4%
Cost of debt extinguishment	(51)	(3,567)	(3,516)	(98.6)%
Gain on sale of real estate	4,256	5,477	(1,221)	(22.3)%

Interest expense

Interest expense increased $4.6 million, or 58.4%, to $12.5 million for the three months ended June 30, 2018, compared to $7.9 million for the three months ended June 30, 2017, due primarily to an increase in long-term borrowings. Total outstanding debt on our unsecured credit facilities, excluding capitalized debt issuance costs, increased from $815.0 million at June 30, 2017, to $1,202.5 million at June 30, 2018. This primarily reflected the issuance of the 2017 Senior Notes in April 2017, along with increased borrowings under our $880 million Credit Facility, which was renegotiated on June 23, 2017. In addition, interest expense reported for the three months ended June 30, 2017 was reduced by a $1.2 million gain related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position. Cost of debt extinguishment decreased by $3.5 million, to $0.1 million for the three months ended June 30, 2018, from $3.6 million for the three months ended June 30, 2017. The fluctuation is a direct result of our closing the $880 million Credit Facility on June 23, 2017, concurrent with the extinguishment of prior existing debt. There was no similar transaction during the three months ended June 30, 2018.

Gain on sale of real estate

During the three months ended June 30, 2018, we recognized gains of $4.3 million on the sale of real estate, compared to gains of $5.5 million during the three months ended June 30, 2017. During the three months ended June 30, 2018, we sold six properties, compared to five properties during the comparable period in 2017. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

For the six months ended June 30, 2018 and 2017

Revenues

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	Amount	%
Revenues:
Rental income from operating leases	$105,422	$80,657	$24,765	30.7%
Earned income from direct financing leases	1,919	2,207	(288)	(13.0)%
Operating expenses reimbursed from tenants	5,235	2,913	2,322	79.7%
Other income from real estate transactions	45	78	(33)	(42.3)%
Total revenues	$112,621	$85,855	$26,766	31.2%

Total revenues increased by approximately $26.7 million, or 31.2%, to $112.6 million for the six months ended June 30, 2018, compared to $85.9 million for the six months ended June 30, 2017. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio during 2017 as discussed in the discussion related to the three months ended June 30, 2018 above. The initial cash capitalization rate on acquisitions made during the six months ended June 30, 2018, was 6.7%.

Operating Expenses

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Operating expenses
Depreciation and amortization	$39,434	$29,326	$10,108	34.5%
Asset management fees	8,456	6,822	1,634	24.0%
Property management fees	3,112	2,386	726	30.4%
Property and operating expense	5,149	2,701	2,448	90.6%
General and administrative	2,787	2,125	662	31.2%
State and franchise tax	753	210	543	>100.0%
Total operating expenses	$59,691	$43,570	$16,121	37.0%

Depreciation and amortization

Depreciation and amortization increased by $10.1 million, or 34.5%, to $39.4 million for the six months ended June 30, 2018, compared to $29.3 million for the six months ended June 30, 2017. The increase is primarily due to the growth in our real estate portfolio, as discussed in Results of Operations — For the three months ended June 30, 2018 and 2017 — Revenues above.

Asset management fees

Asset management fees increased by $1.6 million, or 24.0%, to approximately $8.4 million for the six months ended June 30, 2018, compared to $6.8 million in the six months ended June 30, 2017. The Asset Manager receives a quarterly asset management fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the six months ended June 30, 2018, compared to the comparable period in 2017, is a result of an increase in our outstanding equity on a fully diluted basis, combined with the increase in the Determined Share Value.

The $83.00 per share Determined Share Value in effect as of June 30, 2018, reflected an increase of 3.8% from the $80.00 per share Determined Share Value in effect as of June 30, 2017. Additionally, the weighted average number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. For the six months ended June 30, 2018, the weighted average number of shares of our common stock and non-controlling membership units outstanding increased 20.4%, to 21.1 million, compared to 17.5 million for the three months ended June 30, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased by $2.4 million, or 90.6%, to $5.1 million for the six months ended June 30, 2018, compared to $2.7 million for the six months ended June 30, 2017. The increase is attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants balance included in total revenues.

Other income (expenses)

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Other income (expenses)
Preferred distribution income	$375	$363	$12	3.3%
Interest income	162	227	(65)	(28.6)%
Interest expense	(23,631)	(15,802)	7,829	49.5%
Cost of debt extinguishment	(51)	(3,615)	(3,564)	(98.6)%
Gain on sale of real estate	7,595	6,280	1,315	20.9%

Interest expense

Interest expense increased $7.8 million, or 49.5%, to $23.6 million for the six months ended June 30, 2018, compared to $15.8 million for the six months ended June 30, 2017, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. This primarily reflected the issuance of the 2017 Senior Notes in April 2017, along with increased borrowings under our $880 million Credit Facility, which was renegotiated on June 23, 2017. In addition, interest expense reported for the six months ended June 30, 2017 was reduced by a $1.2 million gain related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

Cost of debt extinguishment

Cost of debt extinguishment decreased by approximately $3.5 million, to $0.1 million for the six months ended June 30, 2018, from $3.6 million for the six months ended June 30, 2017. The fluctuation is a direct result of our closing the $880 million Credit Facility on June 23, 2017, concurrent with the extinguishment of prior existing debt. There was no similar transaction during the six months ended June 30, 2018.

Gain on sale of real estate

During the six months ended June 30, 2018, we recognized gains of $7.6 million on the sale of real estate, compared to gains of $6.3 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, we sold 11 properties, compared to six properties during the comparable period in 2017. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

Net Income and Non-GAAP Measures (FFO and AFFO)

Our reported results and net earnings per diluted share are presented in accordance with GAAP. We also disclose FFO and AFFO, each of which are non-GAAP measures. We believe the presentation of FFO and AFFO are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. FFO and AFFO should not be considered alternatives to net income as a performance measure or to cash flows from operations, as reported on our statement of cash flows, or as a liquidity measure, and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Net Income, FFO, and AFFO for the three months ended June 30, 2018 and 2017

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended June 30, 2018 and 2017. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	June 30,		Increase/
(in thousands, except per share data)	2018	2017	$	%
Net income	$18,386	$15,992	$2,394	15.0%
Net earnings per diluted share	0.86	0.89	(0.03)	(3.4)%
FFO	34,362	25,248	9,114	36.1%
FFO per diluted share	1.60	1.40	0.20	14.3%
AFFO	29,928	24,048	5,880	24.5%
AFFO per diluted share	1.39	1.33	0.06	4.5%
Diluted WASO(1)	21,478	18,051	3,427	19.0%
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased by $2.4 million, or 15.0%, to $18.4 million for the three months ended June 30, 2018, compared to $16.0 million for the three months ended June 30, 2017. Net earnings per diluted share decreased $0.03 during the same period, to $0.86 per share. The increase in net income is mainly attributable to increased operating income, reflecting the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — For the three months ended June 30, 2018 and 2017 — Revenues above. This portfolio growth generated increased revenues which were partially offset by increased depreciation and amortization, asset management and property management expenses. An additional contributing factor to net income growth was decreased costs associated with debt extinguishment during the three months ended June 30, 2018 as compared to the prior year period, which was partially offset by increased interest expense and decreased gains on sale of real estate. See further discussion in Results of Operations — For the three months ended June 30, 2018 and 2017— Other income (expenses), above.

The per-share impact of the 15.0% increase in net income used in the numerator of the earnings per share calculation was more than offset by the effect of a 19.0% increase in the diluted weighted average number of shares outstanding used in the denominator of the ratio, as compared to the three months ended June 30, 2017, yielding a $0.03 decrease in net income per share between the two periods. The increase in the diluted weighted average number of shares reflected shares issued as part of our ongoing equity raises. We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributed to the increased revenues discussed above.

FFO

FFO increased $9.1 million, or 36.1%, to $34.4 million for the three months ended June 30, 2018, compared to approximately $25.3 million for the three months ended June 30, 2017. FFO per diluted share increased by $0.20 during the same period, to $1.60 per share. The increase in FFO is primarily driven by the increase in net income, resulting from growth in our real estate investment portfolio, as discussed in Results of Operations — For the three months ended June 30, 2018 and 2017 — Revenues above. The portfolio growth also drove an increase in depreciation and amortization expense, resulting in greater FFO growth than net income growth, as these expenses are added back to net income to compute FFO. In addition, there was a smaller deduction from net income in the three months ended June 30, 2018, related to gains on the sale of real estate. The impact of the increase in FFO in the numerator of the FFO per share computation was partially mitigated by the increase in the weighted average number of shares outstanding used in the denominator of the per-share ratio.

AFFO

AFFO increased $5.9 million, or 24.5%, to $29.9 million for the three months ended June 30, 2018, compared to $24.0 million for the three months ended June 30, 2017. AFFO per diluted share increased $0.06 during the same period, to $1.39 per diluted share. As compared to the increase in FFO, the lower year-over-year growth in AFFO was mainly due to a $3.5 million decrease in the addback adjustment for cost of debt extinguishment, which reflected our closing the $880 million Credit Facility on June 23, 2017. Growth in AFFO relative to FFO was also tempered by a $1.1 million increase in the deduction for straight-line rent adjustments (reflecting the growth in our real estate investment portfolio). These factors were somewhat offset by a $1.3 million decrease in the deduction related to gains on interest rate swaps, mainly reflecting the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage in the prior year.

Net Income, FFO, and AFFO for the six months ended June 30, 2018 and 2017

The following table presents our net income and our non-GAAP FFO and AFFO for the six months ended June 30, 2018 and 2017. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the six months ended
	June 30,		Increase/
(in thousands, except per share data)	2018	2017	$	%
Net income	$37,380	$29,738	$7,642	25.7%
Net earnings per diluted share	1.77	1.70	0.07	4.1%
FFO	69,219	52,784	16,435	31.1%
FFO per diluted share	3.28	3.01	0.27	9.0%
AFFO	60,198	48,130	12,068	25.1%
AFFO per diluted share	2.85	2.75	0.10	3.6%
Diluted WASO(1)	21,098	17,530	3,568	20.4%
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased by $7.6 million, or 25.7%, to $37.4 million for the six months ended June 30, 2018, compared to approximately $29.8 million for the six months ended June 30, 2017. Net earnings per diluted share increased $0.07 during the same period, to $1.77 per share. The increase is mainly attributable to increased operating income, which was primarily due to the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — For the three months ended June 30, 2018 and 2017 — Revenues above. This portfolio growth generated increased revenues which were partially offset by increased depreciation and amortization, asset management, and property management expenses. In addition, we recorded increased gains on sale of real estate and decreased expense associated with the extinguishment of debt during the six months ended June 30, 2018, as compared to the prior-year period, discussed in Results of Operations — For the six months ended June 30, 2018 and 2017— Other income (expenses), above. These factors were partially offset by increased interest expense.

The per-share impact of the 25.7% increase in net income used in the numerator of the earnings per share computation was partially offset by the impact of a 20.4% increase in the diluted weighted average number of shares of our common stock outstanding used in the denominator of the ratio, as compared to the six months ended June 30, 2017. The increase in the diluted weighted average number of shares was due to ongoing equity raises. We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributes to the increased revenues discussed above.

FFO

FFO increased $16.4 million, or 31.1%, to $69.2 million for the six months ended June 30, 2018, compared to $52.8 million for the six months ended June 30, 2017. FFO per diluted share increased by $0.27 during the same period, to $3.28 per share. The increase in FFO is primarily driven by the increased revenues year over year as a result of growth in our real estate investment portfolio, as discussed in Results of Operations — For the three months ended June 30, 2018 and 2017 — Revenues above. The portfolio growth also drove an increase in depreciation and amortization expense, resulting in greater FFO growth than net income growth, as these expenses are added back to net income to compute FFO. These factors were partially offset by a larger deduction from net income in the six months ended June 30, 2018, related to gains on the sale of real estate. The impact of the increase in FFO in the numerator of the FFO per share computation was partially mitigated by the increase in the weighted average number of shares outstanding used in the denominator to compute the per-share ratio.

AFFO

AFFO increased $12.1 million, or 25.1%, to $60.2 million for the six months ended June 30, 2018, compared to $48.1 million for the six months ended June 30, 2017. AFFO per diluted share increased $0.10 during the same period, to $2.85 per diluted share. As compared to the increase in FFO, the lower year-over-year growth in AFFO was impacted by a $3.6 million decrease in the addback adjustment for cost of debt extinguishment, which reflected our closing the $880 million Credit Facility on June 23, 2017, and by a $2.2 million increase in the deduction for straight-line rent adjustments, which reflects the growth in our real estate investment portfolio. These factors were somewhat offset by a $1.3 million decrease in the deduction related to gains on interest rate swaps, mainly reflecting the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage in the prior year.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2018 and 2017. Also presented is information regarding the weighted average number of shares of our common stock and non-controlling membership units used for the basic and diluted per share computation:

	For the three months ended		For the six months ended
(in thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Net income	$18,386	$15,992	$37,380	$29,738
Real property depreciation and amortization	20,232	14,733	39,434	29,326
Gain on sale of real estate	(4,256)	(5,477)	(7,595)	(6,280)
FFO	$34,362	$25,248	$69,219	$52,784
Capital improvements / reserves	(49)	(49)	(98)	(97)
Straight line rent adjustment	(5,162)	(4,030)	(10,303)	(8,067)
Cost of debt extinguishment	51	3,567	51	3,615
Amortization of debt issuance costs	472	433	933	857
Amortization of net mortgage premiums	(35)	(29)	(71)	(70)
Gain on interest rate swaps and other non-cash interest expense	—	(1,280)	—	(1,280)
Amortization of lease intangibles	289	188	467	388
AFFO	$29,928	$24,048	$60,198	$48,130

Diluted WASO(1)	21,478	18,051	21,098	17,530

Net earnings per share, basic and diluted	$0.86	$0.89	$1.77	$1.70
FFO per diluted share	1.60	1.40	3.28	3.01
AFFO per diluted share	$1.39	$1.33	$2.85	$2.75
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

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

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to fixed-rate debt. As of June 30, 2018, we had 30 interest rate swap agreements outstanding, with an aggregate notional amount of $820.1 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of the current swap agreements relating to our unsecured credit facilities. Several of the interest rate swap agreements set forth in the table below were entered into in conjunction with previous secured and unsecured borrowings that were retired, and the swaps have since been reapplied in support of the current unsecured credit facilities.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	One-month LIBOR	$25,000	$(64)
Bank of Montreal	July 2024	1.16%	One-month LIBOR	40,000	3,566
Bank of Montreal	January 2025	1.91%	One-month LIBOR	25,000	1,260
Bank of Montreal	July 2025	2.32%	One-month LIBOR	25,000	692
Bank of Montreal	January 2026	1.92%	One-month LIBOR	25,000	1,435
Bank of Montreal	January 2026	2.05%	One-month LIBOR	40,000	1,944
Bank of Montreal	December 2026	2.33%	One-month LIBOR	10,000	334
Bank of Montreal	December 2027	2.37%	One-month LIBOR	25,000	878
Capital One, N.A.	December 2021	1.05%	One-month LIBOR	15,000	844
Capital One, N.A.	December 2024	1.58%	One-month LIBOR	15,000	1,061
Capital One, N.A.	January 2026	2.08%	One-month LIBOR	35,000	1,680
Capital One, N.A.	July 2026	1.32%	One-month LIBOR	35,000	3,743
Capital One, N.A.	December 2027	2.37%	One-month LIBOR	25,000	913
Capital One, N.A.	April 2026	2.68%	One-month LIBOR	25,000	171
M&T Bank	August 2021	1.02%	One-month LIBOR	5,118	245
M&T Bank	September 2022	2.83%	One-month LIBOR	25,000	(120)
M&T Bank	November 2023	2.65%	One-month LIBOR	25,000	102
Regions Bank	March 2019	1.91%	Three-month LIBOR	25,000	108
Regions Bank	May 2020	2.12%	One-month LIBOR	50,000	411
Regions Bank	March 2022	2.43%	Three-month LIBOR	25,000	354
Regions Bank	December 2023	1.18%	One-month LIBOR	25,000	2,021
Sun Trust Bank	April 2024	1.99%	One-month LIBOR	25,000	1,015
Sun Trust Bank	April 2025	2.20%	One-month LIBOR	25,000	869
Sun Trust Bank	July 2025	1.99%	One-month LIBOR	25,000	1,245
Sun Trust Bank	December 2025	2.30%	One-month LIBOR	25,000	802
Sun Trust Bank	January 2026	1.93%	One-month LIBOR	25,000	1,443
Wells Fargo Bank, N.A.	February 2021	2.39%	One-month LIBOR	35,000	231
Wells Fargo Bank, N.A.	October 2024	2.72%	One-month LIBOR	15,000	24
Wells Fargo Bank, N.A.	January 2028	2.37%	One-month LIBOR	75,000	2,670
Wells Fargo Bank, N.A.	April 2027	2.72%	One-month LIBOR	25,000	108
				$820,118	$29,985

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2018, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Common Stock

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP or equity capital received in connection with UPREIT transactions. For the months of February 2018 through June 2018, new and additional investments were capped at $15.0 million per month. Based on anticipated acquisition activity, we increased the cap to $20.0 million for the months of July through October 2018.

If the total subscriptions for shares of our common stock exceed the cap for a month, subscriptions will generally be accepted at that month’s closing in the order in which they were submitted. In our or the Asset Manager’s sole discretion, however, certain subscriptions may be given priority over other subscriptions based on factors other than the order of submission, including the size of the subscription, the size of a stockholder’s existing investment, whether the subscription was sourced through an existing or new intermediary relationship, and such other factors as we or the Asset Manager may consider. Any subscription for shares that we do not accept at any closing may be held for two subsequent closings and, if so held, shall be treated as a continuing subscription to purchase any remaining shares at the two subsequent closings (and, if applicable, any additional subsequent closings resulting from the subscriber’s exercise of the renewal option discussed below) at the offering price established at the initially subscribed for closing. If we do not accept and request payment for all of the shares subscribed for at one of the first three closings after receipt of a subscription, the subscriber will have the option to renew its subscription for three additional closings and maintain its position in any equity subscription queue by providing written notice of the subscriber’s election to exercise such option. The same option will be available to the subscriber for each subsequent three-closing period.

For the six months ended June 30, 2018, we sold 1.4 million shares of our common stock in our private offering, including 0.3 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $113.7 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the six months ended June 30, 2018 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Determined Share Value — Common Shares[1]	Total Proceeds — Common Shares Sold	Common Shares DRIP	Determined Share Value — DRIP[2]	Total Proceeds — Common Share DRIP[3]	Total Proceeds
January	2018	185	$81	$15,000	49	$79	$3,892	$18,892
February	2018	185	81	14,941	50	79	3,962	18,903
March	2018	185	81	15,000	53	79	4,175	19,175
April	2018	184	81	14,897	50	79	4,008	18,905
May	2018	173	83	14,325	53	79	4,234	18,559
June	2018	181	83	15,000	53	81	4,281	19,281
Total		1,093		$89,163	308		$24,552	$113,715

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares are purchased at a discounted rate of 98% of the Determined Share Value.
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

Issuances of Membership Units

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the Operating Company in exchange for membership units in the Operating Company. During the three months ended June 30, 2018, in connection with two separate UPREIT transactions, we issued 194,035 membership units valued at $15.8 million. There were no other membership unit issuances during the six months ended June 30, 2018.

None of the membership units discussed above were registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the membership units in the Operating Company discussed above were sold to persons who represented to us in writing that they qualified as an “accredited investor,” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as accredited investors.

Repurchases of Equity Securities

During the three months ended June 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2018	—	—	—	(3)
May 2018	—	—	—	(3)
June 2018	28,480	28,480	$81.22	(3)

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: August 10, 2018	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: August 10, 2018	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer