Form 10-Q
period 2018-09-30
Broadstone Net Lease, Inc.
filed 2018-11-05
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 21,367,936.807 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 5, 2018.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,449,438	$2,186,141
Accounted for using the direct financing method	42,012	41,617
Investment in rental property, net	2,491,450	2,227,758
Cash and cash equivalents	17,301	9,355
Restricted cash	10,727	744
Accrued rental income	65,689	52,018
Tenant and other receivables, net	214	897
Tenant and capital reserves	1,087	943
Prepaid expenses and other assets	2,932	267
Notes receivable	—	6,527
Investment in related party	—	10,000
Interest rate swap, assets	35,525	11,008
Intangible lease assets, net	264,038	242,659
Debt issuance costs – unsecured revolver, net	2,453	3,026
Leasing fees, net	13,929	13,554
Total assets	$2,905,345	$2,578,756

Liabilities and equity
Unsecured revolver	$—	$273,000
Mortgages and notes payable, net	79,762	67,832
Unsecured term notes, net	1,225,473	836,912
Interest rate swap, liabilities	—	5,020
Accounts payable and other liabilities	21,453	20,345
Due to related parties	47	722
Tenant improvement allowances	2,920	5,669
Accrued interest payable	7,018	3,311
Intangible lease liabilities, net	86,301	81,744
Total liabilities	1,422,974	1,294,555

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 21,077 and 18,909 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21	19
Additional paid-in capital	1,479,339	1,301,979
Subscriptions receivable	(1,690)	(15)
Cumulative distributions in excess of retained earnings	(141,117)	(120,280)
Accumulated other comprehensive income	33,114	5,122
Total Broadstone Net Lease, Inc. stockholders’ equity	1,369,667	1,186,825
Non-controlling interests	112,704	97,376
Total equity	1,482,371	1,284,201
Total liabilities and equity	$2,905,345	$2,578,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues
Rental income from operating leases	$58,189	$43,233	$163,611	$123,890
Earned income from direct financing leases	1,017	968	2,936	3,175
Operating expenses reimbursed from tenants	2,529	1,995	7,764	4,908
Other income from real estate transactions	29	39	74	117
Total revenues	61,764	46,235	174,385	132,090

Operating expenses
Depreciation and amortization	21,869	15,643	61,303	44,969
Asset management fees	4,663	3,844	13,119	10,666
Property management fees	1,680	1,249	4,792	3,635
Property and operating expense	2,777	2,009	7,926	4,710
General and administrative	1,664	1,173	4,451	3,297
State and franchise tax	58	301	811	511
Provision for impairment of investment in rental properties	2,061	2,608	2,061	2,608
Total operating expenses	34,772	26,827	94,463	70,396
Operating income	26,992	19,408	79,922	61,694
Other income (expenses)
Preferred distribution income	65	187	440	550
Interest income	16	127	178	354
Interest expense	(14,484)	(9,380)	(38,115)	(25,182)
Cost of debt extinguishment	(50)	(1,404)	(101)	(5,019)
Gain on sale of real estate	2,025	4,052	9,620	10,332
Gain on sale of investment in related party	8,500	—	8,500	—
Net income	23,064	12,990	60,444	42,729
Net income attributable to non-controlling interests	(1,797)	(1,042)	(4,631)	(3,460)
Net income attributable to Broadstone Net Lease, Inc.	$21,267	$11,948	$55,813	$39,269

Weighted average number of common shares outstanding
Basic	20,554	17,617	19,850	16,607
Diluted	22,291	19,147	21,496	18,069
Net earnings per common share
Basic and diluted	$1.03	$0.68	$2.81	$2.36

Comprehensive income
Net income	$23,064	$12,990	$60,444	$42,729
Other comprehensive income
Change in fair value of interest rate swaps	6,299	283	30,296	(1,448)
Realized (gain) loss on interest rate swaps	(4)	—	(4)	(873)
Comprehensive income	29,359	13,273	90,736	40,408
Comprehensive income attributable to non-controlling interests	(2,288)	(1,046)	(6,931)	(3,271)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$27,071	$12,227	$83,805	$37,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	—	—	—	39,269	—	3,460	42,729
Issuance of 3,163 shares of common stock, net	3	249,942	9,320	—	—	—	259,265
Other offering costs	—	(1,144)	—	—	—	—	(1,144)
Issuance of 103 membership units	—	—	—	—	—	8,278	8,278
Distributions declared ($0.410 per share January 2017, $0.415 per share February through September 2017)	—	—	—	(62,034)	—	(5,719)	(67,753)
Change in fair value of interest rate swap agreements	—	—	—	—	(1,328)	(120)	(1,448)
Realized loss on interest rate swap agreements	—	—	—	—	(804)	(69)	(873)
Conversion of one membership unit to one share of common stock	—	27	—	—	—	(27)	—
Redemption of 62 shares of common stock	—	(4,825)	—	—	—	—	(4,825)
Balance, September 30, 2017	$18	$1,253,431	$(470)	$(112,725)	$(40)	$92,552	$1,232,766

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	55,813	—	4,631	60,444
Issuance of 2,275 shares of common stock, net	2	186,810	(1,675)	—	—	—	185,137
Other offering costs	—	(822)	—	—	—	—	(822)
Issuance of 194 membership units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.415 per share January 2018, $0.43 per share February through September 2018)	—	—	—	(76,650)	—	(6,716)	(83,366)
Change in fair value of interest rate swap agreements	—	—	—	—	27,995	2,301	30,296
Realized gain on interest rate swap agreements	—	—	—	—	(3)	(1)	(4)
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 106 shares of common stock	—	(8,564)	—	—	—	—	(8,564)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Balance, September 30, 2018	$21	$1,479,339	$(1,690)	$(141,117)	$33,114	$112,704	$1,482,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2018	2017
Operating activities
Net income	$60,444	$42,729
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	61,515	45,456
Provision for impairment of investment in rental properties	2,061	2,608
Amortization of debt issuance costs charged to interest expense	1,303	1,478
Straight-line rent and financing lease adjustments	(15,640)	(12,505)
Cost of debt extinguishment	101	5,019
Gain on sale of real estate	(9,620)	(10,332)
Settlement of interest rate swap	760	(1,965)
Gain on sale of investment in related party	(8,500)	—
Leasing fees paid	(1,325)	(2,597)
Non-cash interest	(4)	(1,349)
Other non-cash items	472	325
Changes in assets and liabilities:
Tenant and other receivables	(65)	(237)
Prepaid expenses and other assets	(799)	(440)
Accounts payable and other liabilities	(893)	897
Accrued interest payable	3,707	3,278
Net cash provided by operating activities	93,517	72,365

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgage assumed of $20,845 and $0 in 2018 and 2017, respectively	(329,664)	(345,789)
Acquisition of rental property accounted for using the direct financing method	(430)	(3,546)
Capital expenditures and improvements	(4,182)	(3,871)
Proceeds from sale of investment in related party	18,500	—
Proceeds from disposition of rental property, net	41,330	55,296
Increase in tenant and capital reserves	(144)	(130)
Net cash used in investing activities	(274,590)	(298,040)

Financing activities
Proceeds from issuance of common stock, net	146,791	229,698
Redemptions of common stock	(8,564)	(4,825)
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $20,845 and $0 in 2018 and 2017, respectively	415,000	400,000
Principal payments on mortgages and notes payable	(33,930)	(384,087)
Borrowings on unsecured revolver	189,500	220,000
Repayments on unsecured revolver	(462,500)	(195,500)
Cash distributions paid to stockholders	(38,410)	(32,533)
Cash distributions paid to non-controlling interests	(6,630)	(5,669)
Debt issuance costs paid	(2,255)	(9,889)
Net cash provided by financing activities	199,002	217,195
Net increase (decrease) in cash and cash equivalents and restricted cash	17,929	(8,480)
Cash and cash equivalents and restricted cash at beginning of period	10,099	23,103
Cash and cash equivalents and restricted cash at end of period	$28,028	$14,623

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$9,355	$21,635
Restricted cash at beginning of period	744	1,468
Cash and cash equivalents and restricted cash at beginning of period	$10,099	$23,103

Cash and cash equivalents at end of period	$17,301	$13,698
Restricted cash at end of period	10,727	925
Cash and cash equivalents and restricted cash at end of period	$28,028	$14,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term net lease agreements. As of September 30, 2018, the Corporation owned a diversified portfolio of 583 individual net leased commercial properties located in 42 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member and primary owner of the economic interest of the Operating Company. The remaining interests in the Operating Company, which are referred to as non-controlling interests, are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The following table summarizes the economic ownership interest in the Operating Company as of September 30, 2018 and December 31, 2017:

Percentage of shares owned by	September 30, 2018	December 31, 2017
Corporation	92.4%	92.4%
Non-controlling interests	7.6%	7.6%
	100.0%	100.0%

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

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.4% interest in the Operating Company at September 30, 2018, and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

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

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition.  Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized.

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

During the three months ended September 30, 2018 and 2017 we recorded impairment of $2,061 and $2,608, respectively, which resulted from non-payment of rental amounts, concerns over the respective tenant’s future viability, and changes to the overall investment strategy for certain real estate assets. The amount of the impairment charge was based on our consideration of the factors detailed above. In determining the fair value of the impaired assets at September 30, 2018, the time of measurement, we utilized capitalization rates ranging from 7.50% to 10.00% and a weighted average discount rate of 8.00%. In determining the fair value of the impaired assets at September 30, 2017, the time of measurement, we utilized capitalization rates ranging from 7.25% to 12.00%, and a weighted average discount rate of 8.00%.

The Company has reduced the carrying value of the impaired real estate assets to the estimated fair value as detailed below:

	September 30, 2018			September 30, 2017
(in thousands)	Carrying Amount	Allocation of Impairment	Net Carrying Amount	Carrying Amount	Allocation of Impairment	Net Carrying Amount
Investment in rental property accounted for using the operating method, net of accumulated depreciation	$12,834	$(1,702)	$11,132	$16,159	$(2,401)	$13,758
Intangible lease assets, net	2,305	(384)	1,921	1,263	(204)	1,059
Leasing fees, net	131	(19)	112	123	(16)	107
Intangible lease liabilities, net	(989)	44	(945)	(101)	13	(88)
	$14,281	$(2,061)	$12,220	$17,444	$(2,608)	$14,836

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date and are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance at September 30, 2018 and December 31, 2017 are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Rents received in advance	$6,396	$8,585

Allowance for Doubtful Accounts

Management periodically reviews the sufficiency of the allowance for doubtful accounts, taking into consideration its historical losses and existing economic conditions, and adjusts the allowance as it considers necessary.  Uncollected tenant receivables are written off against the allowance when all possible means of collection have been exhausted.

The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2018 and the year ended December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Beginning balance	$742	$323
Provision for doubtful accounts	1,053	419
Write-offs	(177)	—
Ending balance	$1,618	$742

Derivative Instruments

The Company uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. The gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur. When an existing cash flow hedge is terminated, the Company determines the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive income based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If the Company determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method, which approximates an effective interest method. If the Company determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings in the period the cash flow hedge is terminated. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 7.6% at September 30, 2018 and December 31, 2017, by third parties which are accounted for as a separate component of equity.

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

The balances of financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are as follows (see Note 10):

	September 30, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$35,525	$—	$35,525	$—
Interest rate swap, liabilities	—	—	—	—
	$35,525	$—	$35,525	$—

	December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$11,008	$—	$11,008	$—
Interest rate swap, liabilities	(5,020)	—	(5,020)	—
	$5,988	$—	$5,988	$—

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, net, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgage and notes payable, net, Unsecured term notes, net, and Unsecured revolver at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Carrying amount	$1,310,278	$1,181,470
Fair value	1,264,797	1,177,197

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

As disclosed under the Long-lived Asset Impairment section elsewhere in Note 2, the Company’s non-recurring fair value measurements at September 30, 2018 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Taxes Collected From Tenants and Remitted to Governmental Authorities

In most situations, the Company’s properties are leased on a triple-net basis, which provides that the tenants are responsible for the payment of all property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis.

The following table summarizes the approximate property tax payments made directly to the taxing authorities by the Company’s tenants, pursuant to their lease obligations, for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Property taxes paid by tenants directly to taxing authority	$3,777	$2,448	$15,745	$13,405

In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue is included in Operating expenses reimbursed from tenants and expense is included in Property and operating expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes taxes collected from tenants and remitted to governmental authorities for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Property taxes collected from tenants	$1,238	$608	$3,648	$1,787
Property taxes remitted on behalf of tenants	1,451	885	3,924	2,084

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Previously, there had been no specific guidance to address how to classify or present these changes. ASU 2016-18 became effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 as of January 1, 2018. In line with the retrospective adoption of this standard, the Company removed the change in restricted cash from cash flows used in investing activities of $543 for the nine months ended September 30, 2017. See Reclassifications elsewhere in Note 2.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance was required to be adopted concurrently with the amendments in ASU 2014-09. The new pronouncement adds guidance for partial sales of nonfinancial assets, including real estate. In adopting ASU 2017-05, companies may use either a full retrospective or a modified retrospective approach. The Company previously recognized revenue on sales of real estate at the time the asset was transferred (i.e., at the time of closing). Upon adoption of ASU 2014-09, as discussed above, and therefore ASU 2017-05, the Company now evaluates any separate contract or performance obligation to determine proper timing of revenue recognition, as well as sales price allocation when a performance obligation is identified. Adoption of this pronouncement had no effect on the Company’s Condensed Consolidated Financial Statements during the three or nine months ended September 30, 2018 or in any periods.

Other Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under the new pronouncement, lessor accounting will be largely unchanged from existing GAAP, however disclosures will be expanded.  The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. The provisions of ASU 2016-02 that are relevant to the Company’s accounting as lessor include those relating to 1) identification of non-lease components of leases, 2) lease classification tests and 3) requirements to expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and, therefore, adoption of this new standard may result in these costs being expensed as incurred. The Company is primarily a lessor and does not have any material leases where it is the lessee. Adoption of ASU 2016-02 is therefore not expected to have a material impact on the Company’s Condensed Financial Statements as it relates to leases where the Company is the lessee. Upon adoption of ASC 842, the Company may be required to record certain expenses paid directly by tenants that protect the Company’s interest as lessor in those properties, such as real estate taxes, on a gross basis, where revenue and the corresponding expense will be recorded and presented in the Consolidated Statements of Income and Comprehensive Income.  The Company currently records and presents certain of these items on a net basis (see Taxes Collected From Tenants and Remitted to Governmental Authorities elsewhere in Note 2). Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation of these payments, such presentation would have the impact of increasing both reported revenues and property expenses. The FASB recently decided to add additional guidance to ASC 842 to address the accounting treatment for these types of payments, and on October 31, 2018, tentatively concluded that lessors should exclude costs paid directly by the lessees from their financial statements; the Company will evaluate final guidance as it becomes available and continue to assess the impact of this potential change in presentation. The new standard provides a number of practical expedients that both lessors and lessees may elect as part of transitional reporting. These include 1) an election not to reassess upon transition whether any expired or existing contracts are leases or contain leases, the lease classification for any expired or existing leases, and initial direct costs for existing leases, and 2) an election to use hindsight when evaluating the lease term of existing contracts, and impairment of right of use assets. The Company currently anticipates it will only elect the first of these practical expedients.

As originally published, when adopting ASC 842, companies were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-11 provides entities an additional (and optional) transition method to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840. The Company plans to adopt this optional transition method. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (ASC 606) and certain conditions are met. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity would account for the combined component in accordance with ASC 606. Otherwise, the entity would account for the combined component in accordance with ASC 842. The Company plans to elect this additional practical expedient, and based on its assessment of the current leases in its portfolio, anticipates that the combined components will be accounted for in accordance with ASC 842.

The amendments are effective January 1, 2019, with early adoption permitted. The Company has completed its initial inventory of leases and has identified changes needed to its processes and systems impacted by the new standard. The Company is continuing to evaluate the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and footnote disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments under ASU 2018-13 remove, add and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the new standard will have on its Condensed Consolidated Financial Statements.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of September 30, 2018, if the Property Management Agreement had been terminated at September 30, 2018, subject to the conditions noted above, the termination fee would have been $18,435.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable as of September 30, 2018, if the Asset Management Agreement had been terminated at September 30, 2018, subject to the conditions noted above, the termination fee would have been $51,621.

Total fees incurred under the Property Management Agreement and Asset Management Agreement for the three and nine months ended September 30, 2018 and 2017, are as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Type of Fee	Financial Statement Presentation	2018	2017	2018	2017
Asset management fee	Asset management fees	$4,663	$3,844	$13,119	$10,666
Property management fee	Property management fees	1,680	1,249	4,792	3,635
Total management fee expense		6,343	5,093	17,911	14,301

Marketing fee (offering costs)	Additional paid-in capital	297	342	822	1,144
Acquisition fee	Capitalized as a component of assets acquired	1,105	1,591	3,491	3,520
Leasing fee	Leasing fees, net	148	801	1,325	2,597
Disposition fee	Gain on sale of real estate	116	219	439	522
Total management fees		$8,009	$8,046	$23,988	$22,084

Included in management fees are $47 and $722 of unpaid fees recorded in Due to related parties on the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

Investment in Related Party

On June 30, 2015, the Company issued 139 shares with a value of $10,000 to the Manager in exchange for 100 non-voting convertible preferred units of the Manager, which represented a 6.4% ownership interest in the Manager at the time of the transaction on a fully-diluted basis. The Company had the right to convert the preferred units to non-voting common units of the Manager between January 1, 2018 and December 31, 2019. Subsequent to the conversion period, the Manager had the option to redeem the convertible preferred units at their original value of $10,000, plus any accrued and unpaid preferred return. On July 31, 2018, the Company sold their investment to an existing owner of  the Manager. The preferred units were sold for an aggregate sales price of $18,500 and had a carrying value of $10,000 at the time of sale. The transaction was approved by the Board of Directors and IDC. At December 31, 2017, the carrying amount of the investment was $10,000. The preferred units provided a stated preferred return at inception of 7.0% with 0.25% increases every June 30th. Preferred distributions related to the investment in the Manager for the three months ended September 30, 2018 and 2017 amounted to $65 and $187, respectively. Preferred distributions related to the investment in the Manager for the nine months ended September 30, 2018 and 2017 amounted to $440 and $550, respectively.

4. Acquisitions

The Company closed on the following acquisitions during the nine months ended September 30, 2018:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(a)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433
July 12, 2018	Industrial	1	11,212
July 17, 2018	Retail	5	14,845
July 17, 2018	Office	1	34,670
August 6, 2018	Industrial	2	4,802
August 10, 2018	Retail	6	26,545
August 10, 2018	Retail	2	2,192
August 10, 2018	Retail	1	3,650
August 10, 2018	Retail	1	1,539
August 10, 2018	Retail	10	11,051
		70	$365,289	(b)
(a)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate of 4.36% and a maturity date of August 2025 (see Note 9).
(b)	Acquisition price does not include capitalized acquisition costs of $8,019.

The Company closed on the following acquisitions during the nine months ended September 30, 2017:

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Real Estate Acquisition Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retail	25	48,898
June 2, 2017	Healthcare	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Healthcare	7	25,989
July 7, 2017	Office	1	32,210
August 4, 2017	Healthcare	3	11,732
August 31, 2017	Healthcare	3	16,700
August 31, 2017	Industrial	2	6,148
September 13, 2017	Retail	5	4,994
September 29, 2017	Industrial/Retail	7	30,012
September 29, 2017	Industrial	1	57,372
		70	$352,021	(c)
(c)	Acquisition price does not include capitalized acquisition costs of $6,583.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the nine months ended September 30, 2018 and 2017, discussed above:

	For the nine months ended September 30,
(in thousands)	2018	2017
Land	$47,930	$18,499
Land improvements	20,815	28,463
Buildings and other improvements	271,696	279,110
Equipment	2,891	508
Acquired in-place leases(d)	36,342	37,110
Acquired above-market leases(e)	3,347	13,229
Acquired below-market leases(f)	(10,143)	(21,861)
Direct financing investments	430	3,546
Mortgage payable	(20,845)	—
	$352,463	$358,604
(d)	The weighted average amortization period for acquired in-place leases is 14 years and 17 years for acquisitions completed during the nine months ended September 30, 2018 and 2017, respectively.
(e)	The weighted average amortization period for acquired above-market leases is 15 years and 17 years for acquisitions completed during the nine months ended September 30, 2018 and 2017, respectively.
(f)	The weighted average amortization period for acquired below-market leases is 13 years and 17 years for acquisitions completed during the nine months ended September 30, 2018 and 2017, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. All of the acquisitions closed during the nine months ended September 30, 2018 and 2017, qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Subsequent to September 30, 2018, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
October 11, 2018	Healthcare	4	$17,448
October 26, 2018	Industrial	1	8,817
October 31, 2018	Retail	1	2,016
		6	$28,281

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to September 30, 2018; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of properties)	2018	2017	2018	2017
Number of properties disposed	4	4	15	10
Aggregate sale price	$11,609	$27,725	$43,951	$58,170
Aggregate carrying value	(9,016)	(22,335)	(31,710)	(44,984)
Additional sales expenses	(568)	(1,338)	(2,621)	(2,854)
Gain on sale of real estate	$2,025	$4,052	$9,620	$10,332

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At September 30, 2018, the Company had 567 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Land	$389,127	$348,940
Land improvements	228,806	211,674
Buildings	2,009,417	1,754,796
Tenant improvements	1,729	11,425
Equipment	11,492	7,689
	2,640,571	2,334,524
Less accumulated depreciation	(191,133)	(148,383)
	$2,449,438	$2,186,141

Depreciation expense on investment in rental property was as follows for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Depreciation	$17,196	$12,600	$48,345	$36,455

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at September 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$53,323
2019	216,102
2020	219,327
2021	222,074
2022	224,399
Thereafter	2,120,958
$3,056,183

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

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Minimum lease payments to be received	$77,833	$77,889
Estimated unguaranteed residual values	20,358	19,758
Less unearned revenue	(56,179)	(56,030)
Net investment in direct financing leases	$42,012	$41,617

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at September 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$1,003
2019	4,076
2020	4,194
2021	4,283
2022	4,369
Thereafter	59,908
$77,833

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable Consumer Price Index rent increases, or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Lease intangibles:
Acquired above-market leases	$62,149	$59,502
Less accumulated amortization	(13,668)	(9,183)
Acquired above-market leases, net	48,481	50,319
Acquired in-place leases	251,926	216,858
Less accumulated amortization	(36,369)	(24,518)
Acquired in-place leases, net	215,557	192,340
Total intangible lease assets, net	$264,038	$242,659
Acquired below-market leases	$100,308	$91,667
Less accumulated amortization	(14,007)	(9,923)
Intangible lease liabilities, net	$86,301	$81,744
Leasing fees	$17,269	$16,286
Less accumulated amortization	(3,340)	(2,732)
Leasing fees, net	$13,929	$13,554

Amortization for intangible lease assets and liabilities for the three and nine months ended September 30, 2018 and 2017 is as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Intangible	Financial Statement Presentation	2018	2017	2018	2017
Acquired in-place leases and leasing fees	Depreciation and amortization	$4,673	$3,043	$12,958	$8,514
Above-market and below-market leases	Increase (decrease) to rental income from operating leases	255	(99)	(212)	(487)

Estimated future amortization of intangible assets and liabilities at September 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$4,275
2019	16,041
2020	15,764
2021	15,575
2022	15,360
Thereafter	124,651
$191,666

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements at September 30, 2018 and December 31, 2017:

	Outstanding Balance
(in thousands)	September 30, 2018	December 31, 2017	Interest Rate(d)	Maturity Date
2015 Unsecured Term Loan Agreement(a), (b)	$300,000	$325,000	one-month LIBOR + 1.40%	Feb. 2019 (f)
2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver	—	273,000	one- and three- month LIBOR + 1.20% (e)	Jan. 2022
5.5-Year term loan	265,000	265,000	one- month LIBOR + 1.35%	Jan. 2023
7-Year term loan	190,000	100,000	one- month LIBOR + 1.90%	Jun. 2024
	455,000	638,000
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	—	5.09%	Jul. 2028
Series C	100,000	—	5.19%	Jul. 2030
	475,000	150,000
Total	1,230,000	1,113,000
Debt issuance costs, net(c)	(4,527)	(3,088)
	$1,225,473	$1,109,912

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	In September 2018, the Company paid down $25,000 of the outstanding balance.
(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At September 30, 2018 and December 31, 2017, one-month LIBOR was 2.11% and 1.37%, respectively. At September 30, 2018 and December 31, 2017, the three-month LIBOR was 2.32% and 1.49%, respectively.
(e)	At December 31, 2017, $223,000 of the balance is at one-month LIBOR plus 1.20%, while the remaining $50,000 balance is at three-month LIBOR plus 1.20%.
(f)	The agreement provides for two one-year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.10% fee.

On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the Operating Company issued and sold senior promissory notes in two series, Series B Guaranteed Senior Notes (the “Series B Notes”) and Series C Guaranteed Senior Notes (the “Series C Notes”), for an aggregate principal amount of $325,000. The Series B Notes provide for an aggregate principal amount of $225,000 with a fixed-rate of 5.09% through the maturity date of July 2, 2028. The Series C Notes provide for an aggregate principal amount of $100,000 with a fixed-rate of 5.19% through the maturity date of July 2, 2030. On July 2, 2018, the Operating Company issued $100,000 of the Series B Notes and $50,000 of the Series C Notes. The remaining $125,000 principal of the Series B Notes and $50,000 principal of the Series C Notes were funded on September 13, 2018. The proceeds of both issuances were used to pay off borrowings on the Revolver, along with $25,000 of the outstanding principal on the 2015 Unsecured Term Loan.

At September 30, 2018 and December 31, 2017, the weighted average interest rate on all outstanding borrowings was 4.17% and 3.03%, respectively.  The Revolver is subject to a facility fee of 0.25% per annum.  In addition, the 5.5-Year Term Loan and 7-Year Term Loan are subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan. The 5.5-Year and 7-Year term loans were fully drawn as of September 30, 2018.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Debt issuance costs amortization	$477	$486	$1,410	$1,343

For the three and nine months ended September 30, 2018, the Company paid $2,209 in debt issuance costs related to the Series B Notes and Series C Notes.

For the nine months ended September 30, 2017, the Company paid $8,344 in debt issuance costs associated with the Series A Notes, the Credit Agreement, and the 2015 Unsecured Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,443 of the debt issuance costs related to the issuance of new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $2,901 of debt issuance costs were associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2017. Additionally, $654 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2017.

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at September 30, 2018 and December 31, 2017:

(in thousands, except interest rates)
Lender		Original/ Assumption Date (Month/Year)	Maturity Date (Month/Year)	Interest Rate	September 30, 2018	December 31, 2017
(1)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	$20,761	$—	(a) (b) (c) (m)
(2)	PNC Bank	Oct-16	Nov-26	3.62%	18,352	18,622	(b) (c)
(3)	Sun Life	Mar-12	Oct-21	5.13%	11,385	11,670	(b) (g)
(4)	Aegon	Apr-12	Oct-23	6.38%	8,668	9,168	(b) (h)
(5)	Symetra Financial	Nov-17	Oct-26	3.65%	6,522	6,685	(a) (b) (k) (l)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	5,085	5,183	(b) (d) (i) (j)
(7)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	4,950	5,670	(b) (e)
(8)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,767	1,813	(b) (c) (f)
(9)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,470	1,500	(b) (c) (d)
(10)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(11)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	568	581	(b) (c) (d) (f)
(12)	Siemens Financial Services, Inc.	Sep-10	Sep-20	5.47%	—	5,820	(a) (b)
(13)	Symetra Financial	Mar-11	Apr-31	6.34%	—	1,008	(a) (b)
					80,278	68,470
	Debt issuance costs, net				(516)	(638)
					$79,762	$67,832

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
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

At September 30, 2018, investment in rental property of $140,639 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company during the nine months ended September 30, 2018 and the year ended December 31, 2017:

(in thousands)	For the nine months ended September 30, 2018	For the year ended December 31, 2017
Number	2	7
Outstanding balance of Mortgages	$6,666	$48,108

The following table summarizes the cost of mortgage extinguishment for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of mortgages extinguished)	2018	2017	2018	2017
Cost of mortgage extinguishment	$50	$1,404	$101	$1,464

Estimated future principal payments to be made under the above mortgage and note payable agreements and the Company’s unsecured credit agreements (see Note 8) at September 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$827
2019	303,433
2020	3,672
2021	18,584
2022	3,066
Thereafter	980,696
$1,310,278

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

The following is a summary of the Company’s outstanding interest rate swap agreements at September 30, 2018 and December 31, 2017:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	September 30, 2018	December 31, 2017
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$129	$(863)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	3,775	2,503
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	1,451	464
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	921	(194)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	1,655	561
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	2,309	520
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	445	(63)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	1,180	(192)
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	867	607
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	1,157	603
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	1,996	399
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	4,007	2,565
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	1,215	(189)
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	267	—	(a)
M&T Bank	August 2021	1.02%	one-month LIBOR	5,085	306	182	(b), (c)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	59	(810)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	250	(686)
Regions Bank	March 2018	1.77%	one-month LIBOR	—	—	(9)	(a)
Regions Bank	March 2019	1.91%	three-month LIBOR	—	—	2	(a)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	501	(153)
Regions Bank	March 2022	2.43%	three-month LIBOR	—	—	(254)	(a)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	2,130	1,402
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	1,181	261
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	1,074	—
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	1,444	386
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	1,035	(138)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	1,651	553
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	363	(369)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	162	(510)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	3,580	(590)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	415	—
					$35,525	$5,988

(a)	Notional amount at December 31, 2017 was $25,000.

(b)	Notional amount at December 31, 2017 was $5,183.
(c)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements is as follows for the three and nine months ended September 30, 2018 and 2017:

				Total Interest Expense
	Amount of Gain			Presented in the
	Recognized in	Reclassification from Accumulated Other		Consolidated Statements of
(in thousands)	Accumulated Other	Comprehensive Income		Income and Comprehensive
Three Months Ended September 30,	Comprehensive Income	Location	Amount of Loss	Income
2018	$6,299	Interest expense	$20	$14,484
2017	283	Interest expense	448	9,380

				Total Interest Expense
	Amount of Gain (Loss)			Presented in the
	Recognized in	Reclassification from Accumulated Other		Consolidated Statements of
(in thousands)	Accumulated Other	Comprehensive Income		Income and Comprehensive
Nine Months Ended September 30,	Comprehensive Income	Location	Amount of Loss	Income
2018	$30,296	Interest expense	$1,287	$38,115
2017	(1,448)	Interest expense	3,152	25,182

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $4,054.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions during the nine months ended September 30, 2018 and 2017 were valued at $15,797 and $8,278, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt.

The Company recognized rental income related to UPREIT transactions for the three and nine months ended September 30, 2018 and 2017 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
UPREIT rental income	$3,990	$3,539	$11,421	$9,503

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2018. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 20% and 21% of the Company’s total operating expenses for the three months ended September 30, 2018 and 2017, respectively, and 19% and 21% of the Company’s total operating expenses for the nine months ended September 30, 2018 and 2017, respectively. The Company has mortgages and notes payable with four institutions that comprise 26%, 23%, 14% and 11% of total mortgages and notes payable at September 30, 2018. The Company has mortgages and notes payable with four institutions that comprise 27%, 17%, 13% and 11% of total mortgages and notes payable at December 31, 2017. For the three and nine months ended September 30, 2018 and 2017, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

Share Redemption Program

The following table summarizes redemptions under the Share Redemption Program for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of stockholders)	2018	2017	2018	2017
Number of stockholders	11	6	33	20
Number of shares	32	23	106	62
Aggregate redemption price	$2,675	$1,808	$8,564	$4,825

Distribution Reinvestment Plan

The Corporation has adopted the Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend, suspend, or terminate the DRIP at any time upon 30 days’ prior written notice to each stockholder. At September 30, 2018 and December 31, 2017, a total of 2,064 and 1,592 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2018	2017	2018	2017
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$21,267	$11,948	$55,813	$39,269
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$21,267	$11,948	$55,813	$39,269
Net earnings attributable to non-controlling interests	1,797	1,042	4,631	3,460
	$23,064	$12,990	$60,444	$42,729

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	20,554	17,617	19,850	16,607
Effects of convertible membership units	1,737	1,530	1,646	1,462
Weighted average number of common shares outstanding used in diluted earnings per share	22,291	19,147	21,496	18,069
Basic and diluted net earnings per common share	$1.03	$0.68	$2.81	$2.36

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $33,108 and $20,364 for the nine months ended September 30, 2018 and 2017, respectively.  Cash paid for state income and franchise tax was $307 and $751 for the nine months ended September 30, 2018 and 2017, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the nine months ended September 30, 2018 and 2017, the Corporation issued 458 and 375 shares, respectively, of common stock with a value of approximately $37,055 and $29,031, respectively, under the terms of the DRIP (see Note 13).

•

During the nine months ended September 30, 2018 and 2017, the Company issued 194 and 103 membership units of the Operating Company in exchange for property contributed in UPREIT transactions valued at $15,797 and $8,278, respectively (see Note 11).

•

During the nine months ended September 30, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At September 30, 2018 and 2017, dividend amounts declared and accrued but not yet paid amounted to $9,722 and $8,099, respectively.
•

In connection with real estate transactions conducted during the nine months ended September 30, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets.

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

Tenant improvement allowances at September 30, 2018 and December 31, 2017 were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Tenant improvement allowances	$2,920	$5,669

Payments made for work completed under the tenant improvement allowances were as follows:

(in thousands)	For the nine months ended September 30, 2018	For the year ended December 31, 2017
Payments for tenant improvement allowances	$3,174	$6,598

17. Subsequent Events

Through November 5, 2018, the Company has raised $24,671 through the sale of 291 shares of the Corporation’s common stock from monthly equity closings, including dividend reinvestments. Through November 5, 2018, the Company has paid $9,722 in distributions, including dividend reinvestments.

Subsequent to September 30, 2018, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $28,281 of rental property and associated intangible assets and liabilities (see Note 4). Through November 5, 2018, the Company sold four properties for total proceeds of $10,995 with an aggregate carrying value of approximately $9,100. The Company incurred additional expenses related to the sales of approximately $640 resulting in a gain on sale of real estate of approximately $1,255.

On November 2, 2018, the Board of Directors declared a distribution of $0.43 per share on the Corporation’s common stock and approved a distribution of $0.43 per membership unit of the Operating Company for monthly distributions through January 2019. The distributions are payable on or prior to the 15th of the following month to stockholders and unit holders of record on the last day of the month. In addition, the IDC determined the share value for the Corporation’s common stock and the Operating Company’s membership units to be $86.00 per share or unit for subscription agreements received from November 1, 2018 through January 31, 2019.

Subsequent to September 30, 2018, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $13,000 and drew additional borrowings on the Revolver in the aggregate amount of $13,000.

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

Overview

We are an externally managed real estate investment trust (“REIT”), formed as a Maryland corporation in 2007 to acquire and hold single-tenant, commercial real estate properties throughout the United States, substantially all of which are leased to the properties’ operators under long-term net leases. Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance, repairs and capital costs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but exclude some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. Substantially all of the properties in our portfolio are subject to net leases.

We focus on real estate that is operated by a single tenant where the real estate is an integral part of the tenant’s business. Our diversified portfolio of real estate includes retail properties (such as quick service and casual dining restaurants), healthcare facilities, industrial manufacturing facilities, warehouse and distribution centers, and corporate offices, among others. We target properties with credit-worthy tenants that look to engage in a long-term lease relationship. Through long-term leases, our tenants are able to retain operational control of their critical locations, while conserving their debt and equity capital to fund their fundamental business operations.

As of September 30, 2018, we owned a diversified portfolio of 583 individual leased commercial properties located in 42 states, comprising approximately 18.0 million rentable square feet of operational space. As of September 30, 2018, our properties were 100% leased, and 99.4% occupied by 142 different commercial tenants, with no single tenant accounting for more than 4% of our annual rental stream.

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

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the Operating Company. We are the sole managing member of the Operating Company and as of September 30, 2018, we owned approximately 92.4% of its issued and outstanding membership units, with the remaining 7.6% held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute their property to the Operating Company in exchange for membership units and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and holders of non-controlling membership units based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. For the nine months ended September 30, 2018, the weighted average number of non-controlling membership units outstanding was 1.45 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. For the months of February 2018 through June 2018, new and additional investments were capped at $15.0 million per month. Based on anticipated acquisition activity, we increased the cap to $20.0 million for the months of July, August, September, and October 2018, and to $30.0 million for the months of November 2018 through January 2019.

Shares of our common stock are currently being offered in our private offering at the Determined Share Value (as defined below) of $86.00 per share. For the nine months ended September 30, 2018, we sold 2.27 million shares of our common stock in our private offering, including 0.47 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $186.3 million. In addition, we issued 194,035 membership units valued at $15.8 million during the nine months ended September 30, 2018. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

As of September 30, 2018, there were 21.08 million shares of our common stock issued and outstanding, and 1.74 million non-controlling membership units issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q3 2018 Highlights

For the three months ended September 30, 2018, we:

•	Increased revenues to $61.8 million, representing growth of 33.6% compared to the three months ended September 30, 2017.
•	Generated earnings per diluted share on a GAAP basis (as defined below) of $1.03, compared to $0.68 for the three months ended September 30, 2017, representing growth of 51.5%.
•	Generated funds from operations (“FFO”), a non-GAAP financial measure, of $2.02 per diluted share, compared to $1.42 for the three months ended September 30, 2017, representing growth of 42.3%.
•

Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $1.40 per diluted share, compared to $1.30 for the three months ended September 30, 2017, representing growth of 7.7%.

•

Subsequent to quarter end, the committee of our board of directors comprised of independent directors (the “Independent Directors Committee”) approved increasing the Determined Share Value (as defined below) to $86.00 per share, from $85.00 per share, effective for transactions from November 1, 2018 through January 31, 2019.

•

Closed five real estate acquisitions totaling $110.5 million, excluding capitalized acquisition expenses, adding 29 new properties at a weighted average initial cash capitalization rate of 7.48%. At the time of acquisition, the properties had a weighted average lease term of 10.8 years and weighted average annual rent increases of 1.2%.

•

Disposed of four properties, representing 0.4% of our portfolio value as of December 31, 2017. Net proceeds from the dispositions were $11.0 million, representing a gain of $2.0 million over carrying value.

•	Received $72.6 million in investments from new and existing stockholders. As of the end of the quarter, we had 2,974 common stockholders and 67 holders of non-controlling membership units.
•	Collected more than 99% of rents due and maintained a 100% leased portfolio.

Year-to-Date 2018 Highlights

For the nine months ended September 30, 2018, we:

•	Increased revenues to $174.4 million, representing growth of 32.0% compared to the nine months ended September 30, 2017.
•	Generated earnings per diluted share on a GAAP basis (as defined below) of $2.81, compared to $2.36 for the nine months ended September 30, 2017, representing growth of 19.1%.
•	Generated FFO of $5.31 per diluted share, compared to $4.43 for the nine months ended September 30, 2017, representing growth of 19.9%.
•	Generated AFFO of $4.26 per diluted share, compared to $4.04 for the nine months ended September 30, 2017, representing growth of 5.4%.
•

Closed 15 real estate acquisitions totaling $365.3 million, excluding capitalized acquisition expenses, adding 70 new properties at a weighted average initial cash capitalization rate of 6.93%. At the time of acquisition, the properties had a weighted average lease term of 14.0 years and weighted average annual rent increases of 1.7%.

•

Disposed of 15 properties, representing 1.5% of our portfolio value as of December 31, 2017. Net proceeds from the dispositions were $41.3 million, representing a gain of $9.6 million over carrying value.

•	Received $202.1 million in investments from new and existing stockholders, including property contributed through UPREIT transactions.
•	Collected more than 99% of rents due and maintained a 100% leased portfolio.

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

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $75 million. Property portfolios that we acquire may be significantly larger, depending on our balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives:

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

We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our credit-worthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that are expected to achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties are based on the following underwriting principles:

•	fundamental value and characteristics of the underlying real estate,
•	credit-worthiness of the tenant, and
•	transaction structure and pricing.

We believe we can achieve an appropriate risk-adjusted return through these underwriting principles and conservatively project a property’s potential to generate targeted returns from current and future cash flows. We believe targeted returns are achieved through a combination of in-place income at the time of acquisition, rent growth, and a property’s potential for appreciation.

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type and geographic location as of September 30, 2018. The percentages below are calculated based on our contractual rental revenue over the next twelve months (“NTM Rent”) as of September 30, 2018, on a per property type basis divided by total NTM Rent. Late payments, non-payments or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail – other	13.0%
Retail – casual dining	11.3%
Retail – quick service restaurants ("QSR")	10.8%
Total Retail	35.1%
Industrial – warehouse/distribution	13.1%
Industrial – manufacturing	9.8%
Industrial – flex	6.1%
Industrial – other	3.4%
Total Industrial	32.4%
Healthcare – clinical	10.2%
Healthcare – surgical	4.5%
Healthcare – other	3.6%
Total Healthcare	18.3%
Office	10.3%
Other	3.9%
Total	100.0%

Tenant Industry, by % of NTM Rent

Industry	% NTM Rent
Restaurants	22.4%
Healthcare Facilities	15.7%
Home Furnishing Retail	5.4%
Specialized Consumer Services	4.8%
Packaged Foods & Meats	4.1%
Auto Parts & Equipment	4.0%
Air Freight & Logistics	3.4%
Healthcare Services	3.0%
Distributors	2.2%
Industrial Conglomerates	2.1%
Multi-line Insurance	1.8%
Life Sciences Tools & Services	1.8%
Industrial Machinery	1.8%
Application Software	1.7%
Aerospace & Defense	1.6%
Top 15 Tenant Industries	75.8%
Other (31 industries)	24.2%
Total	100.0%

Geographic Diversification, by % of NTM Rent

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–12+%

TOTAL PROPERTIES: 583 TOTAL STATES: 42

At September 30, 2018, all of our properties are subject to leases, substantially all of which are net leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants. To increase value to our stockholders, we strive to implement periodic rent escalations within our leases.

Due to the fact that all of our properties are leased to single tenants under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for only eight of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of September 30, 2018, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 12.8 years, excluding renewal options which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average lease term on the $365.3 million in properties acquired during the nine months ended September 30, 2018, was 14.0 years at the time of acquisition. More than 56% of our rental revenue is from leases that expire during 2030 and thereafter. As of September 30, 2018, not more than 9% of our rental revenue is derived from leases that expire in any single year in the decade between 2020 and 2030. The following chart sets forth our lease expirations based upon the terms of our leases in place as of September 30, 2018.

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

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2019	2	3	21	$314	0.1%
2020	4	5	109	1,309	0.6%
2021	5	9	59	1,332	0.6%
2022	4	3	87	2,494	1.1%
2023	10	14	722	6,909	3.2%
2024	13	16	1,787	14,461	6.6%
2025	4	10	170	2,190	1.0%
2026	17	27	797	12,037	5.5%
2027	20	33	1,939	19,102	8.7%
2028	18	31	1,633	19,075	8.7%
2029	13	60	2,442	16,749	7.6%
2030 and thereafter	82	372	8,277	123,139	56.3%

Our top tenants and brands at September 30, 2018, are listed in the tables below. The percentages are calculated based on our NTM Rent on a per property type basis divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	3.7%	10
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	3.4%	25
Jack's Family Restaurants LP	Retail	2.7%	36
Outback Steakhouse of Florida LLC (1)	Retail	2.5%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.2%	26
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	2.1%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	2.1%	2
Nestle' Dreyer's Ice Cream Company	Industrial	2.0%	1
WendPartners & Subsidiaries	Retail	1.9%	28
Arkansas Surgical Hospital, LLC	Healthcare	1.8%	1
Total Top Ten		24.4%	170
All Other		75.6%	413
Total		100.0%	583
(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	3.7%	10
Bob Evans Farms(1)	Industrial/Retail	3.4%	27
Red Lobster	Retail	3.4%	25
Wendy's	Retail	2.7%	41
Jack's Family Restaurants	Retail	2.7%	36
Taco Bell	Retail	2.4%	41
Krispy Kreme	Industrial/Retail	2.2%	26
Outback Steakhouse	Retail	2.2%	22
Big Tex Trailers	Industrial/Retail/Office	2.1%	17
Siemens	Industrial	2.1%	2
Total Top Ten		26.9%	247
All Other		73.1%	336
Total		100.0%	583
(1)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC properties.

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

To reduce its exposure to variable-rate debt, the Operating Company enters into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend up to 10 years. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital markets activity. We attempt to limit our total exposure to floating-rate debt to no more than 5% of the approximate market value of total assets, measured at quarter end.

We strategically use the fixed-rate, debt private placement market to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital. At September 30, 2018, we had $475.0 million of unsecured senior notes outstanding.

As of September 30, 2018, our total outstanding indebtedness was $1,310.3 million, and the ratio of our total indebtedness to the approximate market value of our assets was 40.3%.

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

Period	NAV as of	Determined Share Value	NAV per diluted share
November 1, 2018 - January 31, 2019	September 30, 2018	$86.00	$85.66
August 1, 2018 - October 31, 2018	June 30, 2018	$85.00	$84.63
May 1, 2018 - July 31, 2018	March 31, 2018	$83.00	$83.14

The adjustments to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In February 2019, the Independent Directors Committee will review the NAV per diluted share calculations as of December 31, 2018, and will assess whether adjustments to the current Determined Share Value of $86.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts as of September 30, 2018, and June 30, 2018 (in thousands, except per share amounts):

NAV component:	September 30, 2018	June 30, 2018
Investment in rental property	$3,214,063	$3,100,313
Debt	(1,259,645)	(1,251,104)
Other assets and liabilities, net	(263)	10,548
NAV	$1,954,155	$1,859,757
Number of outstanding shares, including noncontrolling interests	22,814	21,976
NAV per diluted share	$85.66	$84.63

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of September 30, 2018, and June 30, 2018, supporting the Determined Share Value in effect for the periods of November 1, 2018, through January 31, 2019, and August 1, 2018, through October 31, 2018, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
September 30, 2018	6.44%	6.96%	6.92%	7.07%	7.23%	6.78%
June 30, 2018	6.37%	6.96%	6.90%	7.07%	7.20%	6.75%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of September 30, 2018, of 0.25%, would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $80.64. Conversely, a decrease in the weighted average implied market capitalization rate used as of September 30, 2018, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.8%, and our NAV per diluted share would have been $91.06.

Distributions and Distribution Reinvestment

At its November 2, 2018, meeting, our board of directors declared monthly distributions of $0.43 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record as follows:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.43	November 29, 2018	December 14, 2018
$0.43	December 28, 2018	January 15, 2019
$0.43	January 30, 2019	February 15, 2019

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

The following table summarizes distributions paid in cash and pursuant to our DRIP for the nine months ended September 30, 2018 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2018	$4,021	$536	$3,769	$123	$8,449
February	2018	4,029	521	3,839	123	8,512
March	2018	4,201	539	4,052	128	8,920
April	2018	4,267	540	4,084	127	9,018
May	2018	4,331	536	4,106	127	9,100
June	2018	4,386	602	4,154	128	9,270
July	2018	4,382	602	4,255	127	9,366
August	2018	4,393	617	4,333	130	9,473
September	2018	4,386	618	4,463	130	9,597
TOTAL		$38,396	$5,111	$37,055	$1,143	$81,705

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the nine months ended September 30, 2018 and 2017, including the source of distributions and a comparison against FFO (in thousands).

	For the nine months ended
	September 30,
	2018	2017
Distributions:
Paid in cash	$44,650	$37,929
Reinvested in shares	37,055	28,095
Total Distributions	$81,705	$66,024
Source of Distributions:
Cash flow from operating activities	$81,705	$66,024
FFO	$114,188	$79,974

For the nine months ended September 30, 2018 and 2017, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO. We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate with a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative debt level on our balance sheet with appropriate interest and fixed charge coverage ratios. We target a leverage ratio with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by the Operating Company’s investment grade credit rating. Our actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of September 30, 2018, the leverage ratio was 40.3% of the approximate market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a tool we use to measure leverage in the context of our cash flow expectations and projections. However, given the significance of our recent growth, adding $365.3 million in investments during the nine months ended September 30, 2018, $683.6 million in investments during 2017, and $518.8 million in investments during 2016, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash in-flows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the second half of the year), and therefore the full year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate tool to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Liquidity

Our primary cash expenditures are the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees for servicing the portfolio, acquisition expenses related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are net leases, our tenants are generally responsible for the maintenance, insurance, property taxes and capital costs associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, however, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs during the term of a property lease, unless we incur substantial vacancies. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material.

As shown in the table below, net cash provided by operating activities increased by approximately $21.1 million, to $93.5 million for the nine months ended September 30, 2018, from $72.4 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. Our real estate investing activities have grown in volume as we continue to identify favorable investment opportunities. We funded real estate investment activity with a combination of proceeds from the issuance of unsecured debt obligations and from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units, net of reinvestments through our DRIP, totaling $45.0 million and $38.2 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents and restricted cash totaled $28.0 million and $14.6 million at September 30, 2018, and 2017, respectively.

	For the nine months ended
	September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$93,517	$72,365
Net cash used in investing activities	(274,590)	(298,040)
Net cash provided by financing activities	199,002	217,195
Increase in cash and cash equivalents and restricted cash	$17,929	$(8,480)

As of September 30, 2018, the historical cost basis of our real estate investment portfolio totaled $2.49 billion, consisting of investments in 583 properties with rent and interest due from our tenants aggregating $18.5 million per month on a straight-line basis and $16.4 million per month in monthly cash inflows for the first nine months of the year. During the nine months ended September 30, 2018, we closed 15 real estate acquisitions totaling $365.3 million, excluding capitalized acquisition expenses, adding 70 new properties to our portfolio. The new properties will provide approximately $2.4 million in monthly rent on a straight-line basis and $2.1 million in monthly cash rents. Substantially all of our cash from operations is generated by our real estate portfolio.

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

The mix of financing sources may change over time based on market conditions and our liquidity needs. The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with credit-worthy tenants and lease guarantors and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a 99+% collection rate on rentals during 2017 and for the nine months ended September 30, 2018. Moody’s assignment and reaffirmations of an investment grade credit rating of Baa3 to the Operating Company is further evidence of our active management of a conservative capital structure. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will come due in any single year. For example, during the third quarter of 2018, we repaid a portion of our Revolver and 2015 Unsecured Term Loan Agreement (each as defined below), replacing those borrowings with a portion of our longer maturity Series B Notes and Series C Notes (as defined below). Refer to Contractual Obligations below for further details regarding our long-term debt maturities.

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

Equity Capital Resources

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three and nine months ended September 30, 2018, we raised $72.6 million and $202.1 million in equity capital, respectively, to be used in our acquisition activities, including distributions reinvested through our DRIP and, for the nine-month period, properties exchanged through UPREIT transactions.

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

Recent Activity

On July 2, 2018, we entered into a Note and Guaranty Agreement (the “NGA”) by and among us, as parent guarantor, the Operating Company, as issuer, and the purchasers party thereto (the “Purchasers”). Pursuant to the terms of the NGA, the Operating Company issued and sold to the Purchasers $325.0 million aggregate principal amount of unsecured, fixed-rate, interest-only senior notes in two series: (i) $225.0 million aggregate principal amount of 5.09% Series B Guaranteed Senior Notes (the “Series B Notes”), and (ii) $100.0 million aggregate principal amount of 5.19% Series C Guaranteed Senior Notes (the “Series C Notes”).

Pursuant to the NGA, $100.0 million aggregate principal amount of the Series B Notes were issued on July 2, 2018, and $125.0 million aggregate principal amount were issued on September 13, 2018. The Series B Notes have a 10-year term and mature on July 2, 2028, unless earlier redeemed or prepaid pursuant to the terms of the NGA. The Series B Notes were issued at par and the unpaid balance of the Series B Notes bear interest at a rate of 5.09% per annum (priced at 210 basis points above the 10-year U.S. Treasury yield at the time of pricing). Also pursuant to the NGA, $50.0 million aggregate principal amount of the Series C Notes were issued on July 2, 2018, and $50.0 million aggregate principal amount were issued on September 13, 2018. The Series C Notes have a 12-year term and mature on July 2, 2030, unless earlier redeemed or prepaid pursuant to the terms of the NGA. The Series C Notes were issued at par and the unpaid balance of the Series C Notes bear interest at a rate of 5.19% per annum (priced at 220 basis points above the 10-year U.S. Treasury yield at the time of pricing).

In addition to funding acquisitions during the third quarter, a portion of the net proceeds from the Series B Notes and Series C Notes were used to repay outstanding borrowings under the Revolver (as defined below) as well as $25.0 million of the outstanding principal balance of our 2015 Unsecured Term Loan Agreement (as defined below).

Existing Debt Facilities

Credit Facility

In 2017, together with the Operating Company, we closed on an $880.0 million unsecured credit facility (the “Credit Facility”), comprised of (i) a $425.0 million senior unsecured revolving credit facility (the “Revolver”), (ii) a five-and-a-half-year, $265.0 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $190.0 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). The Credit facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion of available capacity. Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full at maturity. The following table summarizes the amounts drawn and available to be drawn on the Credit Facility as of September 30, 2018 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Revolver	$—	$425,000	$425,000	January 21, 2022(1)
5.5-Year Term Loan	265,000	—	265,000	January 23, 2023
7-Year Term Loan	190,000	—	190,000	June 21, 2024

(1)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

Senior Notes

At September 30, 2018, we had $225.0 million of unsecured, fixed-rate, interest-only Series B Notes and $100.0 million of unsecured, fixed-rated, interest only Series C Notes outstanding. In addition, we had $150.0 million of unsecured, fixed-rate, interest-only senior promissory notes issued in April 2017 (the “Series A Notes”) outstanding. The Series A Notes bear interest at a fixed rate of 4.84% per annum, and mature in April 2027.

2015 Unsecured Term Loan Agreement

At September 30, 2018 we had outstanding a $300.0 million unsecured term note (“2015 Unsecured Term Loan Agreement”). The 2015 Unsecured Term Loan Agreement matures on February 6, 2019, and provides for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. The 2015 Unsecured Term Loan Agreement contains an accordion feature that can increase the note size by up to $275 million.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements. As of September 30, 2018, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be prohibited from paying dividends on our common stock above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of September 30, 2018)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.41
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.02
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	3.26
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	2.83
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.47
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

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

We intend to exercise the extension provisions of our debt instruments, refinance, or replace the existing borrowings as they become due, including via additional private debt placements, all with the goal of limiting future debt service to interest payments only. As a result, we do not intend to make principal payments on our debt obligations for the foreseeable future. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at September 30, 2018, our current borrowing capacity under our unsecured credit facility, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate necessary to achieve our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 12.8 years as of September 30, 2018. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of September 30, 2018, nearly all of our leases had contractual lease escalations, with a weighted average of 2.0%. A substantial majority of our leases have fixed annual rent increases, and the remainder have annual lease escalations based on increases in the consumer price index (“CPI”), or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of earnings erosion on our revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

Our focus on single-tenant, triple-net leases also shelters us from fluctuations in the cost of services and maintenance as a result of inflation. For a portion of our portfolio, we have leases that are not fully triple-net, and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance). Inflation and increased costs may have an adverse impact to our tenants and their credit-worthiness if the increase in costs are greater than their increase in revenue. In the limited circumstances where we cannot implement a triple-net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018, or December 31, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2018 (in thousands).

Year of Maturity	2015 Unsecured Term Loan Agreement(1)	5.5-Year Term Loan	7-Year Term Loan	Senior Notes	Mortgages and Notes Payable	Interest Expense(2)	Tenant Improvement Allowances	Total
2018	$—	$—	$—	$—	$827	$14,109	$—	$14,936
2019	300,000	—	—	—	3,433	46,423	2,920	352,776
2020	—	—	—	—	3,672	45,165	—	48,837
2021	—	—	—	—	18,584	44,758	—	63,342
2022	—	—	—	—	3,066	43,121	—	46,187
Thereafter	—	265,000	190,000	475,000	50,696	152,312	—	1,133,008
Total	$300,000	$265,000	$190,000	$475,000	$80,278	$345,888	$2,920	$1,659,086

(1)	We may extend the 2015 Unsecured Term Loan Agreement twice, for a one-year period each time, subject to compliance with all covenants and the payment of 0.10% fee.
(2)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2018. This amount includes the impact of interest rate swap agreements.

As part of acquiring rental properties, we may enter into tenant improvement allowances. As of September 30, 2018, tenant improvement allowances totaled $2.9 million. We expect to pay the tenant improvement allowances out of cash flows from operations or from additional borrowings.

At September 30, 2018, investment in rental property of $140.6 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of September 30, 2018, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions conducted in November 2015, February 2016, and October 2017. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. As of September 30, 2018, the maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above. See a more detailed discussion of the Tax Protection Agreements in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, in our Form 10-K.

Results of Operations

Overview

As of September 30, 2018, our real estate investment portfolio had a net book value of $2.49 billion, consisting of investments in 583 property locations in 42 states and various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, all of our owned properties were subject to a lease as of September 30, 2018, and all of our leasing activity related to our real estate acquisitions. During the three and nine months ended September 30, 2018, a tenant renewed one lease that had been set to expire in 2018. The lease renewal was immaterial to our portfolio of real estate and results of operations.

For the three months ended September 30, 2018 and 2017

Revenues

	For the three months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Revenues:
Rental income from operating leases	$58,189	$43,233	$14,956	34.6%
Earned income from direct financing leases	1,017	968	49	5.1%
Operating expenses reimbursed from tenants	2,529	1,995	534	26.8%
Other income from real estate transactions	29	39	(10)	(25.6)%
Total revenues	$61,764	$46,235	$15,529	33.6%

Total revenues increased to $61.8 million for the three months ended September 30, 2018, compared to $46.2 million for the three months ended September 30, 2017. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio. We acquired $683.6 million in real estate throughout 2017, excluding capitalized acquisition expenses. These properties provide annual straight-line rental income of $56.1 million, or $14.0 million per quarter. In addition, during the first and second quarters of 2018, we acquired $254.8 million of real estate, excluding capitalized acquisition expenses, which provided $4.8 million of straight-line rental income in the third quarter. The acquisitions occurring during the three months ended September 30, 2018 did not materially impact reported rental income, due to the timing of acquisitions. These incremental revenues were somewhat offset by the elimination of revenues associated with properties that we have recently sold. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions made during the three months ended September 30, 2018, was 7.48%.

Operating Expenses

	For the three months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Operating expenses
Depreciation and amortization	$21,869	$15,643	$6,226	39.8%
Asset management fees	4,663	3,844	819	21.3%
Property management fees	1,680	1,249	431	34.5%
Property and operating expense	2,777	2,009	768	38.2%
General and administrative	1,664	1,173	491	41.9%
State and franchise tax	58	301	(243)	(80.7)%
Provision for impairment of investment in rental properties	2,061	2,608	(547)	(21.0)%
Total operating expenses	$34,772	$26,827	$7,945	29.6%

Depreciation and amortization

Depreciation and amortization increased to $21.9 million for the three months ended September 30, 2018, compared to $15.6 million for the three months ended September 30, 2017. The increase is primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

Asset management fees increased to $4.7 million for the three months ended September 30, 2018, compared to $3.8 million for the three months ended September 30, 2017. We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended September 30, 2018, compared to the comparable period in 2017, is the result of an increase in our outstanding equity on a fully diluted basis, combined with an increase in the Determined Share Value.

The $85.00 Determined Share Value in effect as of September 30, 2018, reflected an increase of 6.3% from the $80.00 Determined Share Value in effect as of September 30, 2017. Additionally, the number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. As of September 30, 2018, there were 22.81 million shares of our common stock and non-controlling membership units outstanding, compared to 20.46 million as of December 31, 2017 and 19.79 million as of September 30, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased to $2.8 million for the three months ended September 30, 2018, compared to $2.0 million for the three months ended September 30, 2017. The increase is mainly attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants balance included in total revenues.

Provision for impairment of investment in rental properties

During the three months ended September 30, 2018, we recognized $2.1 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The impairment recognized during the three months ended September 30, 2018, related to five properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.50% to 10%, and a weighted average discount rate of 8%. During the three months ended September 30, 2017, we recognized $2.6 million of impairment on four properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.25% to 12%, and a weighted average discount rate of 8%.

Other income (expenses)

	For the three months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Other income (expenses)
Preferred distribution income	$65	$187	$(122)	(65.2)%
Interest income	16	127	(111)	(87.4)%
Interest expense	(14,484)	(9,380)	5,104	54.4%
Cost of debt extinguishment	(50)	(1,404)	(1,354)	(96.4)%
Gain on sale of real estate	2,025	4,052	(2,027)	(50.0)%
Gain on sale of investment in related party	8,500	—	8,500	>100.0%

Interest expense

Interest expense increased to $14.5 million for the three months ended September 30, 2018, compared to $9.4 million for the three months ended September 30, 2017, due primarily to an increase in unsecured long-term borrowings in each of the periods. Total outstanding debt on our unsecured credit facilities and unsecured Senior Notes, excluding capitalized debt issuance costs, increased from $851.5 million at September 30, 2017, to $1,230.0 million at September 30, 2018, reflecting net increased borrowings under our Credit Facility, as well as to the issuance of the Series B Notes and Series C Notes.

Cost of debt extinguishment

Cost of debt extinguishment decreased to $0.1 million for the three months ended September 30, 2018, compared to $1.4 million for the three months ended September 30, 2017. The cost of debt extinguishment represents the difference between the price paid to extinguish the debt compared to the carrying value of the debt, plus any unamortized debt acquisition costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss (cost) on extinguishment. The loss would be increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position.

Gain on sale of real estate

During the three months ended September 30, 2018, we recognized gains of $2.0 million on the sale of real estate, compared to gains of $4.1 million during the three months ended September 30, 2017. We sold four properties in both periods. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

Gain on sale of investment in related party

During the three months ended September 30, 2018, we sold our investment of 100 non-voting convertible preferred units of our Manager, a related party. The preferred units were sold to another related party of the Manager. The preferred units were sold for an aggregate sales price of $18.5 million and had a carrying value of $10.0 million at the time of sale, resulting in a gain of $8.5 million. Prior to the sale, we received preferred distribution income on the preferred units.

For the nine months ended September 30, 2018 and 2017

Revenues

	For the nine months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Revenues:
Rental income from operating leases	$163,611	$123,890	$39,721	32.1%
Earned income from direct financing leases	2,936	3,175	(239)	(7.5)%
Operating expenses reimbursed from tenants	7,764	4,908	2,856	58.2%
Other income from real estate transactions	74	117	(43)	(36.8)%
Total revenues	$174,385	$132,090	$42,295	32.0%

Total revenues increased to $174.4 million for the nine months ended September 30, 2018, compared to $132.1 million for the nine months ended September 30, 2017. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio as discussed in Results of Operations — For the three months ended September 30, 2018 and 2017 — Revenues above. The initial cash capitalization rate on acquisitions made during the nine months ended September 30, 2018, was 6.93%.

Operating Expenses

	For the nine months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Operating expenses
Depreciation and amortization	$61,303	$44,969	$16,334	36.3%
Asset management fees	13,119	10,666	2,453	23.0%
Property management fees	4,792	3,635	1,157	31.8%
Property and operating expense	7,926	4,710	3,216	68.3%
General and administrative	4,451	3,297	1,154	35.0%
State and franchise tax	811	511	300	58.7%
Provision for impairment of investment in rental properties	2,061	2,608	(547)	(21.0)%
Total operating expenses	$94,463	$70,396	$24,067	34.2%

Depreciation and amortization

Depreciation and amortization increased to $61.3 million for the nine months ended September 30, 2018, compared to $45.0 million for the nine months ended September 30, 2017. The increase is primarily due to the growth in our real estate portfolio, as discussed in Results of Operations — For the three months ended September 30, 2018 and 2017 — Revenues above.

Asset management fees

Asset management fees increased to $13.1 million for the nine months ended September 30, 2018, compared to $10.7 million in the nine months ended September 30, 2017. The increase in asset management fees during the nine months ended September 30, 2018, compared to the comparable period in 2017, is a result of an increase in our outstanding equity on a fully diluted basis, combined with the increase in the Determined Share Value.

The $85.00 per share Determined Share Value in effect as of September 30, 2018, reflected an increase of 6.3% from the $80.00 per share Determined Share Value in effect as of September 30, 2017. Additionally, the number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. As of September 30, 2018, there were 22.81 million shares of our common stock and non-controlling membership units outstanding, compared to 20.46 million as of December 31, 2017 and 19.79 million as of September 30, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased to $7.9 million for the nine months ended September 30, 2018, compared to $4.7 million for the nine months ended September 30, 2017. The increase is attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. These expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses reimbursed by tenants balance included in total revenues.

Other income (expenses)

	For the nine months ended
	September 30,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Other income (expenses)
Preferred distribution income	$440	$550	$(110)	(20.0)%
Interest income	178	354	(176)	(49.7)%
Interest expense	(38,115)	(25,182)	12,933	51.4%
Cost of debt extinguishment	(101)	(5,019)	(4,918)	(98.0)%
Gain on sale of real estate	9,620	10,332	(712)	(6.9)%
Gain on sale of investment in related party	8,500	—	8,500	>100.0%

Interest expense

Interest expense increased to $38.1 million for the nine months ended September 30, 2018, compared to $25.2 million for the nine months ended September 30, 2017, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. This primarily reflected the issuance of the Series A Notes in April 2017 and the Series B Notes and Series C Notes in 2018, along with increased borrowings under our Credit Facility, which was renegotiated on June 23, 2017. In addition, interest expense reported for the nine months ended September 30, 2017 was reduced by a $1.2 million gain related to the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage.

Cost of debt extinguishment

Cost of debt extinguishment decreased to $0.1 million for the nine months ended September 30, 2018, compared to $5.0 million for the nine months ended September 30, 2017. The fluctuation is a direct result of our closing the $880 million Credit Facility on June 23, 2017, concurrent with the extinguishment of prior existing debt. There was no similar transaction during the nine months ended September 30, 2018.

Gain on sale of investment in related party

See discussion at Results of Operations — For the three months ended September 30, 2018 and 2017 — Gain on sale of investment in related party, above.

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

We compute FFO in accordance with the standards established by the 2002 White Paper on FFO approved by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets.. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, acquisition expenses, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, extraordinary items and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

Net Income, FFO, and AFFO for the three months ended September 30, 2018 and 2017

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended September 30, 2018 and 2017. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2018	2017	$	%
Net income	$23,064	$12,990	$10,074	77.6%
Net earnings per diluted share	1.03	0.68	0.35	51.5%
FFO	44,969	27,189	17,780	65.4%
FFO per diluted share	2.02	1.42	0.60	42.3%
AFFO	31,315	24,813	6,502	26.2%
AFFO per diluted share	1.40	1.30	0.10	7.7%
Diluted WASO(1)	22,291	19,147	3,144	16.4%
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased to $23.1 million for the three months ended September 30, 2018, compared to $13.0 million for the three months ended September 30, 2017. Net earnings per diluted share increased $0.35 per share during the same period, to $1.03 per share. The increase in net income is mainly attributable to increased operating income, reflecting the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — For the three months ended September 30, 2018 and 2017 — Revenues above. This portfolio growth generated increased revenues which were partially offset by increased depreciation and amortization, asset management and property management expenses. Additional contributing factors to net income growth were an $8.5 million gain on sale of an investment in a related party in 2018, for which there was no comparable transaction in 2017, and decreased impairment charges as compared to the prior-year period. These factors were partially offset by increased interest expense and decreased gains on sale of real estate in 2018, as compared to 2017. See further discussion in Results of Operations — For the three months ended September 30, 2018 and 2017— Other income (expenses), above.

The per-share impact of increased net income used in the numerator of the earnings per share calculation was somewhat offset by the effect of an increase in the diluted weighted average number of shares outstanding used in the denominator. The increase in the diluted weighted average number of shares reflected shares issued as part of our ongoing equity raises. We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributed to the increased revenues discussed above.

FFO

FFO increased to $45.0 million for the three months ended September 30, 2018, compared to $27.2 million for the three months ended September 30, 2017. FFO per diluted share increased to $2.02 per diluted share, compared to $1.42 per diluted share for the three months ended September 30, 2017. The increase in FFO is primarily due to the factors associated with growth in our real estate portfolio, discussed above, which were factors accounting for an increase in net income. Growth in FFO was greater than growth in net income, as there was a smaller deduction from net income in the three months ended September 30, 2018, related to gains on the sale of real estate as compared to the three months ended September 30, 2017. These factors were partially offset by a decrease in asset impairment charges in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which are added back when computing FFO. The impact of the increase in FFO in the numerator of the FFO per share computation was partially mitigated by the increase in the weighted average number of shares outstanding used in the denominator.

AFFO

AFFO increased to $31.3 million for the three months ended September 30, 2018, compared to $24.8 million for the three months ended September 30, 2017. AFFO per diluted share increased to $1.40 per diluted share in the three months ended September 30, 2018, compared to $1.30 per diluted share in the three months ended September 30, 2017. As compared to the increase in FFO, the lower year-over-year growth in AFFO and AFFO per diluted share was mainly due to a $8.5 million gain on sale of our investment in a related party in the 2018 period, which is subtracted from FFO to compute AFFO; combined with a $1.4 million decrease in the addback adjustment for cost of debt extinguishment as compared to the 2017 period.

Net Income, FFO, and AFFO for the nine months ended September 30, 2018 and 2017

The following table presents our net income and our non-GAAP FFO and AFFO for the nine months ended September 30, 2018 and 2017. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the nine months ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2018	2017	$	%
Net income	$60,444	$42,729	$17,715	41.5%
Net earnings per diluted share	2.81	2.36	0.45	19.1%
FFO	114,188	79,974	34,214	42.8%
FFO per diluted share	5.31	4.43	0.88	19.9%
AFFO	91,513	72,946	18,567	25.5%
AFFO per diluted share	4.26	4.04	0.22	5.4%
Diluted WASO(1)	21,496	18,069	3,427	19.0%
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased to $60.4 million for the nine months ended September 30, 2018, compared to $42.7 million for the nine months ended September 30, 2017. Net earnings per diluted share increased to $2.81 per diluted share for the nine months ended September 30, 2018, compared to $2.36 per diluted share for the nine months ended September 30, 2017. The increase is mainly attributable to increased operating income, which was primarily due to the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — For the three months ended September 30, 2018 and 2017 — Revenues above. This portfolio growth generated increased revenues which were partially offset by increased depreciation and amortization, asset management, and property management expenses. Additional contributing factors to net income growth were an $8.5 million gain on sale of an investment in a related party in 2018, for which there was no comparable transaction in 2017, and decreased impairment charges as compared to the prior-year period. In addition, we recorded decreased expense associated with the extinguishment of debt during the nine months ended September 30, 2018, as compared to the prior-year period, discussed in Results of Operations — For the nine months ended September 30, 2018 and 2017— Other income (expenses), above. These factors were partially offset by increased interest expense.

The per-share impact of increased in net income used in the numerator of the earnings per share calculation was partially offset by the impact of increased diluted weighted average number of shares of our common stock outstanding used in the denominator, as compared to the nine months ended September 30, 2017. The increase in the diluted weighted average number of shares reflected shares issued as part of our ongoing equity raises. We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributes to the increased revenues discussed above.

FFO

FFO increased to $114.2 million for the nine months ended September 30, 2018, compared to $80.0 million for the nine months ended September 30, 2017. FFO per diluted share increased to $5.31 per diluted share for the nine months ended September 30, 2018, compared to $4.43 per diluted share for the nine months ended September 30, 2017. The increase in FFO is primarily due to the factors associated with growth in our real estate portfolio, discussed above, which were factors accounting for an increase in net income. The impact of the increase in FFO in the numerator of the FFO per share calculation was partially mitigated by the increase in the weighted average number of shares outstanding used in the denominator.

AFFO

AFFO increased to $91.5 million for the nine months ended September 30, 2018, compared to $72.9 million for the nine months ended September 30, 2017. AFFO per diluted share increased to $4.26 per diluted share for the nine months ended September 30, 2018, compared to $4.04 for the nine months ended September 30, 2017. As compared to the increase in FFO, the lower year-over-year growth in AFFO and AFFO per diluted share was mainly due to a $8.5 million gain on sale of our investment in a related party in the 2018 period, which is subtracted from FFO to compute AFFO; combined with a $4.9 million decrease in the addback adjustment for cost of debt extinguishment as compared to the 2017 period, which reflected the renegotiation of our Credit Facility in June 2017. In addition, the deduction for straight-line rent adjustments used to compute AFFO increased by $3.1 million, reflecting the growth in our real estate investment portfolio. These factors were somewhat offset by a $1.3 million decrease in the deduction related to gains on interest rate swaps, mainly reflecting the termination of an interest rate swap that occurred concurrent with the paydown of a mortgage in the prior year.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017. Also presented is information regarding the weighted average number of shares of our common stock and non-controlling membership units used for the basic and diluted per share computation:

	For the three months ended		For the nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017
Net income	$23,064	$12,990	$60,444	$42,729
Real property depreciation and amortization	21,869	15,643	61,303	44,969
Gain on sale of real estate	(2,025)	(4,052)	(9,620)	(10,332)
Asset impairment	2,061	2,608	2,061	2,608
FFO	$44,969	$27,189	$114,188	$79,974
Capital improvements / reserves	(49)	(49)	(147)	(147)
Straight line rent adjustment	(5,337)	(4,521)	(15,640)	(12,585)
Cost of debt extinguishment	50	1,404	101	5,019
Gain on sale of investment in related party	(8,500)	—	(8,500)	—
Amortization of debt issuance costs	477	486	1,410	1,343
Amortization of net mortgage premiums	(36)	205	(107)	135
Gain on interest rate swaps and other non-cash interest expense	(4)	—	(4)	(1,280)
Amortization of lease intangibles	(255)	99	212	487
AFFO	$31,315	$24,813	$91,513	$72,946

Diluted WASO(1)	22,291	19,147	21,496	18,069

Net earnings per share, basic and diluted	$1.03	$0.68	$2.81	$2.36
FFO per diluted share	2.02	1.42	5.31	4.43
AFFO per diluted share	$1.40	$1.30	$4.26	$4.04
(1)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K.

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

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to fixed-rate debt. As of September 30, 2018, we had 28 interest rate swap agreements outstanding, with an aggregate notional amount of $760.1 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of the current swap agreements relating to our unsecured credit facilities. Several of the interest rate swap agreements set forth in the table below were entered into in conjunction with previous secured and unsecured borrowings that were retired, and the swaps have since been reapplied in support of the current unsecured credit facilities.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$129
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	3,775
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	1,451
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	921
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	1,655
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	2,309
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	445
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	1,180
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	867
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	1,157
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	1,996
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	4,007
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	1,215
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	267
M&T Bank	August 2021	1.02%	one-month LIBOR	5,085	306
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	59
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	250
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	501
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	2,130
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	1,181
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	1,074
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	1,444
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	1,035
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	1,651
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	363
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	162
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	3,580
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	415
				$760,085	$35,525

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2018, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Common Stock

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP or equity capital received in connection with UPREIT transactions. For the months of February 2018 through June 2018, new and additional investments were capped at $15.0 million per month. Based on anticipated acquisition activity, we increased the cap to $20.0 million for the months of July through October 2018, and to $30.0 million for the months of November 2018 through January 2019.

If the total subscriptions for shares of our common stock exceed the cap for a month, subscriptions will generally be accepted at that month’s closing in the order in which they were submitted. In our or the Asset Manager’s discretion, however, certain subscriptions may be given priority over other subscriptions based on factors other than the order of submission, including the size of the subscription, the size of a stockholder’s existing investment, whether the subscription was sourced through an existing or new intermediary relationship, and such other factors we or the Asset Manager may consider. Any subscription for shares that we do not accept at any closing may be held for two subsequent closings and, if so held, shall be treated as a continuing subscription to purchase any remaining shares at the two subsequent closings (and, if applicable, any additional subsequent closings resulting from the subscriber’s exercise of the renewal option discussed below) at the offering price established at the initially subscribed for closing. If we do not accept and request payment for all of the shares subscribed for at one of the first three closings after receipt of a subscription, the subscriber will have the option to renew its subscription for three additional closings and maintain its position in any equity subscription queue by providing written notice of the subscriber’s election to exercise such option. The same option will be available to the subscriber for each subsequent three-closing period.

For the nine months ended September 30, 2018, we sold 2.3 million shares of our common stock in our private offering, including 0.5 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $186.3 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the nine months ended September 30, 2018 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value — Common Shares[1]	Total Proceeds — Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value — DRIP[2]	Total Proceeds — Common Share DRIP[3]	Total Proceeds
January	2018	185	$81	$15,000	49	$79	$3,892	$18,892
February	2018	185	81	14,941	50	79	3,962	18,903
March	2018	185	81	15,000	53	79	4,175	19,175
April	2018	184	81	14,897	50	79	4,008	18,905
May	2018	173	83	14,325	53	79	4,234	18,559
June	2018	181	83	15,000	53	81	4,281	19,281
July	2018	231	83	19,193	54	81	4,380	23,573
August	2018	238	84	20,000	55	81	4,463	24,463
September	2018	235	85	20,000	55	83	4,593	24,593
Total		1,797		$148,356	472		$37,988	$186,344

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the applicable Determined Share Value at the time subscriptions are received.
(2)	DRIP shares are purchased at a discounted rate of 98% of the Determined Share Value.
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

Repurchases of Equity Securities

During the three months ended September 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2018	—	—	—	(3)
August 2018	—	—	—	(3)
September 2018	32,502	32,502	$82.29	(3)
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

3.1

Articles of Incorporation of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

3.2

Amended and Restated Bylaws of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.1

Broadstone Net Lease, Inc. Distribution Reinvestment Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.2

Broadstone Net Lease, Inc. Share Redemption Program (Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the General Form for Registration of Securities on Form 10, filed on June 29, 2017)

10.1

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto  (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2018)

31.1*

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: November 5, 2018	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: November 5, 2018	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer