Form 10-K
period 2018-12-31
Broadstone Net Lease, Inc.
filed 2019-03-14
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock.  There were approximately 19,485,596.955 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $1,617,304,547, assuming a market value of $83 per share, the offering price per share as of June 30, 2018, in the registrant’s ongoing private offering exclusive of any available discounts for certain categories of purchasers.

There were 22,597,882.214 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 1, 2019.

Documents Incorporated by Reference

Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

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

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results, or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology.

Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations.

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

The Company

We are an externally managed real estate investment trust (“REIT”) formed as a Maryland corporation in 2007 to acquire and hold commercial real estate properties throughout the United States, substantially all of which are leased to the properties’ operators under long-term net leases. Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance, repairs, and capital costs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance), but exclude some or all major repairs (e.g., roof, structure, and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability, or only limited ability, to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation, or failure by the landlord to fulfill its obligations under the lease.

We focus on real estate that is operated by a single tenant where the real estate is an integral part of the tenant’s business. Our diversified portfolio of real estate includes retail properties (such as quick service and casual dining restaurants), healthcare facilities, industrial manufacturing facilities, warehouse and distribution centers, and corporate offices, among others. We target properties with creditworthy tenants that look to engage in a long-term lease relationship. Through long-term leases, our tenants are able to retain operational control of their mission critical locations, while conserving their debt and equity capital to fund their fundamental business operations.

As of December 31, 2018, we owned a diversified portfolio of 621 individual net leased commercial properties located in 42 states and comprising approximately 19.0 million rentable square feet of operational space. As of December 31, 2018, 100% of our properties were subject to leases and were 99.7% occupied by 161 different commercial tenants, with no single tenant accounting for more than 3.5% of our contractual rental revenue over the next 12 months (“NTM Rent”).

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

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors has retained Broadstone Real Estate, LLC (the “Manager”), to provide certain property management services for our properties, and Broadstone Asset Management, LLC, a wholly owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of directors’ direction, oversight, and approval. The agreements governing the services provided by the Manager and the Asset Manager have been renewed through the year ending December 31, 2021, and will automatically renew for successive additional three-year terms thereafter, subject to earlier termination as detailed in the respective agreements.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the Operating Company. We are the sole managing member of the Operating Company and as of December 31, 2018, we owned approximately 92.7% of its issued and outstanding membership units, with the remaining 7.3% of its membership units held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As we conduct substantially all of our operations through the Operating Company, we are structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows a property owner to contribute property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and non-controlling membership unit holders of the Operating Company based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. For the year ended December 31, 2018, the weighted average number of units outstanding was 1.67 million.

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

Shares of our common stock are offered in our private offering at a price equal to a determined share value (the “Determined Share Value”), which is established at least quarterly by the committee of our board of directors comprised of our independent directors (“Independent Directors Committee”) based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and other such factors as the Independent Directors Committee may determine. Our determination of NAV applies valuation definitions and methodologies prescribed by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, in order to fair value our net assets. Our net assets are primarily comprised of our investment in rental property and debt, as well as other assets and liabilities such as cash, interest rate swaps, and accounts payable. The values ascribed to our mortgages, unsecured notes, and interest rate swaps are marked to market each quarter. See further discussion related to Determined Share Value in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Form 10-K under the caption Determined Share Value. Shares of our common stock are currently being offered in our private offering at $85.00 per share. For the year ended December 31, 2018, we issued 3.22 million shares of our common stock in our private offering, including 0.64 million shares of common stock issued pursuant to our DRIP. Cash received for newly issued shares totaled $215.7 million and shares with a value of $52.2 million were issued pursuant to DRIP transactions. In addition, we issued 194,035 units in our Operating Company valued at $15.8 million during the year ended December 31, 2018, in exchange for properties contributed through UPREIT transactions. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. We conduct our private offering in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506(c) of Regulation D promulgated under the Securities Act.

As of December 31, 2018, there were 22,013,751 shares of our common stock issued and outstanding, and 1,737,047 non-controlling membership units in the Operating Company issued and outstanding.

2018 Highlights

•	Increased total revenues to $237.5 million, representing growth of 30.8% compared to the year ended December 31, 2017.
•

Generated earnings per share on a GAAP (as defined below) basis, including amounts attributable to non-controlling interests, of $3.43, representing an increase of $0.22 per diluted share, or 6.9%, compared to the year ended December 31, 2017.

•

Generated funds from operations (“FFO”), a non-GAAP financial measure, of $6.88 per diluted share, representing an increase of $0.88 per diluted share, or 14.7%. compared to the year ended December 31, 2017.

•

Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $5.66 per diluted share, representing an increase of $0.28 per diluted share, or 5.2%, compared to the year ended December 31, 2017.

•	Increased our monthly distribution to stockholders from $0.415 per share at December 31, 2017, to $0.43 per share in February 2018.
•	Increased the Determined Share Value from $81.00 per share at December 31, 2017, to $86.00 at December 31, 2018.
•

Closed 26 real estate acquisitions totaling $606.8 million, excluding capitalized acquisition expenses, adding 113 new properties with a weighted average initial cash capitalization rate of 6.9%. The properties acquired had a weighted average remaining lease term of 11.0 years at the time of acquisition and weighted average annual rent increases of 1.8%.

•

Received $283.7 million in investments from new and existing stockholders, including property contributed in exchange for Operating Company membership units through UPREIT transactions, and had more than 3,100 stockholders as of the end of the year.

•

Continued to focus on optimizing our portfolio by selectively pruning and strategically disposing of 20 properties, representing approximately 2.0% of our portfolio value as of December 31, 2017, for $54.0 million in net proceeds.

•	Continued to enhance and diversify our sources of debt capital. In July 2018, we issued an aggregate of $325.0 million of unsecured, fixed-rate, interest-only senior notes through a private placement.
•	Collected more than 99% of rents due during 2018 and maintained a 100% leased portfolio throughout the year.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the heading Net Income and Non-GAAP Measures (FFO and AFFO), which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Properties and Investment Objectives

We target acquisitions of fee simple interests in individual properties priced between $5 million and $75 million. Portfolios may be significantly larger, depending on balance sheet capacity and whether the portfolio is diversified or concentrated by tenant, geography, or brand. Our investment policy (“Investment Policy”) has three primary objectives:

•	preserve, protect, and return capital to investors,
•	realize increased cash available for distributions and long-term capital appreciation from growth in the value of our properties, and
•	maximize the level of sustainable cash distributions to our investors.

We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our creditworthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. Our real estate portfolio as of December 31, 2018, is reflective of our Investment Policy, with a focus on properties in growth markets with at least ten years of lease term remaining that are expected to achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties are based on the following underwriting principles:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type, tenant industry, and geographic location as of December 31, 2018. The percentages below are calculated based on our NTM Rent as of December 31, 2018, divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail - other	12.4%
Retail – casual dining	10.5%
Retail – quick service restaurants ("QSR")	10.1%
Retail Total	33.0%
Industrial – warehouse/distribution	12.5%
Industrial – manufacturing	9.5%
Industrial – flex	6.0%
Industrial – other	3.2%
Industrial Total	31.2%
Healthcare – clinical	14.3%
Healthcare – surgical	4.5%
Healthcare – other	3.7%
Healthcare Total	22.5%
Office	9.7%
Other	3.6%
Total	100.0%

Tenant Industry, by % of NTM Rent

Industry	% NTM Rent
Restaurants	20.9%
Healthcare Facilities	20.1%
Home Furnishing Retail	5.1%
Specialized Consumer Services	4.5%
Auto Parts & Equipment	4.3%
Packaged Foods & Meats	3.8%
Air Freight & Logistics	3.2%
Healthcare Services	2.9%
Industrial Machinery	2.3%
Distributors	2.0%
Industrial Conglomerates	1.9%
Multi-line Insurance	1.7%
Life Sciences Tools & Services	1.7%
Application Software	1.6%
Aerospace & Defense	1.5%
Top 15 Tenant Industries	77.5%
Other (31 industries)	22.5%
Total	100.0%

Geographic Diversification, by % of NTM Rent

At December 31, 2018, all of our properties are subject to leases, substantially all of which were net leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

To mitigate the impact of inflation on our fixed revenue streams and increase value to our stockholders, we strive to implement periodic rent escalations within our leases. As of December 31, 2018, substantially all of our leases had contractual rent escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases, and the remaining leases have annual lease escalations based on increases in the Consumer Price Index (“CPI”), or periodic escalations over the term of the lease (e.g., a 10% increase every five years). These lease escalations mitigate the risk of earnings erosion on our fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. Our focus on single-tenant, net leases shifts certain risks to the tenant and shelters us from volatility in the cost of taxes, insurance, services, and maintenance of the property. For a portion of our portfolio, we have leases that are not fully triple-net, and, therefore, we bear responsibility for certain maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance). In circumstances where we cannot implement a triple-net lease, we attempt to limit our exposure through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay during the term of the lease. We will also occasionally incur other property-level expenses that are not paid by our tenants. We do not currently anticipate making significant capital expenditures or incurring other significant property costs on an aggregate basis during the term of the property leases in our current portfolio.

Due to the fact that substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for eight of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of December 31, 2018, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 12.1 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Approximately 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average remaining lease term on the $606.8 million in properties acquired during the year ended December 31, 2018, was 11.0 years at the time of acquisition. More than 55% of our rental revenue is derived from leases that expire during 2030 and thereafter. As of December 31, 2018, no more than 9% of our rental revenue is derived from leases that expire in any single year in the next ten years. The following chart sets forth our lease expirations based upon the terms of our leases in place as of December 31, 2018.

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

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2019	2	3	21	$259	0.1%
2020	5	5	112	1,374	0.6%
2021	8	12	101	2,092	0.9%
2022	6	5	127	3,402	1.4%
2023	13	14	705	6,998	3.0%
2024	13	16	1,787	14,557	6.2%
2025	10	18	271	4,352	1.8%
2026	19	30	832	12,688	5.4%
2027	22	34	1,970	19,986	8.5%
2028	21	34	1,869	20,905	8.9%
2029	14	61	2,474	18,097	7.7%
2030 and thereafter	87	389	8,713	131,092	55.5%

Our top tenants and brands at December 31, 2018, are listed in the tables below. The percentages are calculated based on the NTM Rent associated with the tenant or brand, divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	3.5%	10
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	3.1%	25
Jack’s Family Restaurants LP	Retail	2.5%	36
Outback Steakhouse of Florida, LLC(1)	Retail	2.3%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.1%	27
BluePearl Holdings, LLC	Healthcare	2.1%	12
Big Tex Trailer Manufacturing Inc.	Industrial/Retail/Office	2.0%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	1.9%	2
Nestle' Dreyer's Ice Cream Company	Industrial	1.8%	1
WendPartners & Subsidiaries	Retail	1.7%	28
Total Top Ten		23.0%	182
All Other		77.0%	439
Total		100.0%	621

(1)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	3.5%	10
Bob Evans Farms(1)	Industrial/Retail	3.2%	27
Red Lobster	Retail	3.1%	25
Wendy's	Retail	2.5%	41
Jack's Family Restaurants	Retail	2.5%	36
Taco Bell	Retail	2.2%	41
Krispy Kreme	Industrial/Retail	2.1%	27
BluePearl Veterinary Partners	Healthcare	2.1%	12
Outback Steakhouse	Retail	2.0%	22
Big Tex Trailers	Industrial/Retail/Office	2.0%	17
Total Top Ten		25.2%	258
All Other		74.8%	363
Total		100.0%	621

(1)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC properties.

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

We do not currently engage in the development of real estate, but may do so in the future. Our Investment Policy provides the Asset Manager with the authority to make, on our behalf, and without approval of the Independent Directors Committee: (i) any acquisition or sale transaction of any property or portfolio of related properties involving a purchase or sale price up to $100 million, and (ii) any acquisition of an individual property or portfolio of properties that would result in less than a 4% concentration in any tenant or less than a 5% concentration in any brand, each on an NTM Rent basis, provided that the transaction otherwise meets our Investment Policy, and any financing related to any such acquisition does not violate our Leverage Policy (as defined below), as established by the Independent Directors Committee from time to time. In addition to the foregoing thresholds, individual property and portfolio acquisitions that do not meet the criteria set forth in the Investment Policy must be approved by the Independent Directors Committee: (i) for individual property acquisitions, when the purchase price exceeds $15 million, and (ii) for portfolio acquisitions, where one or more of the properties included in the portfolio do not meet the criteria set forth in the Investment Policy, when the aggregate purchase price allocated in the transaction to those non-conforming properties exceeds $15 million. For any calendar year, the aggregate amount of non-conforming properties that may be acquired pursuant to these latter terms, is limited to an aggregate amount, based on purchase price, equal to 1.5% of the approximate market value of our assets as measured as of the first day of the calendar year.

Underwriting Criteria

When evaluating a property acquisition, our underwriting guidelines require that we consider the condition of the property, the creditworthiness of the tenant, the strength of any personal or corporate guarantees, the tenant’s historic performance at the property or similar properties, the location of the property, the overall economic condition of the community in which the property is located, and the property’s potential for appreciation. We apply our credit underwriting guidelines prior to acquiring a property, periodically throughout the lease term, and when we are re-leasing properties in our portfolio. While we seek creditworthy tenants, we do not require them to be investment grade credit rated. Our credit review process includes analyzing a tenant’s financial statements and other available information. When we obtain guarantees on our leases, we also analyze the creditworthiness of the guarantors. Depending on the circumstances, our process will include discussions with the tenant’s management team surrounding their business plan and strategy.

We evaluate the creditworthiness of our existing tenants on an ongoing basis by holding regularly scheduled real estate portfolio reviews, reviewing updated tenant financial statements on a quarterly or annual basis, depending on the terms of the lease, analyzing updated tenant credit ratings, and reviewing our ongoing analysis of the economy and trends in the industries in which our tenants operate. Our portfolio review committee, which includes members of our Manager’s senior management and asset and portfolio management teams, performs an in-depth review of each property in our portfolio at least once every 18 months. The review includes a review of real estate fundamentals and an analysis of the tenant’s recent financial statements, including key metrics such as rent coverage and leverage ratios, among other applicable credit metrics, credit ratings, and economic considerations relevant to the tenant. The Manager’s asset management team also periodically reviews tenant financial statements and relevant credit performance metrics. Our credit monitoring procedures also include regular communications with tenants, who are required to notify us of certain events under the terms of our leases, such as events of default and property damage. We believe our ongoing credit monitoring will enable us to identify material changes to a tenant’s credit quality in a timely basis and preserve our financial position. We have not identified any material changes to the credit quality of the tenants in our real estate portfolio as of December 31, 2018.

Leverage Policy

Moody’s Investors Service (“Moody’s”) has assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook, which allows us to take advantage of preferential borrowing margins and provides more attractive access to the debt markets, including the debt private placement market. The Operating Company’s credit rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, corporate governance policies, and sustainability of cash flow and earnings. While Moody’s utilizes other factors outside of our leverage ratio in assigning ratings, we are strongly committed to maintaining a modest leverage profile commensurate with our investment grade rating. Our leverage policy (“Leverage Policy”) is to maintain a leverage ratio in the 35% to 45% range based on the approximate market value of our assets, recognizing that the actual leverage ratio may vary over time and there may be opportunistic reasons to exceed a 45% leverage ratio; provided, however, that we cannot exceed a 50% leverage ratio without the approval of the Independent Directors Committee. The Independent Directors Committee reviews our Leverage Policy at least annually; however, depending on market conditions and other factors, they may change our Leverage Policy from time to time.

We primarily utilize our unsecured revolving line of credit to finance acquisitions and manage our liquidity profile. Longer dated unsecured debt in the form of term loans and private placement notes are used as the primary sources of debt capital. Unsecured term loans are variable-rate debt for which we mitigate interest rate risk through the use of interest rate derivatives discussed below. The debt private placement market allows us to issue unsecured long-term, fixed-rate notes to help mitigate interest rate risk, lengthen our maturity profile, and diversify our sources of debt capital. The mix of financing sources may change over time based on market conditions. The unsecured borrowings generally contain affirmative and negative covenants which are tested against our financial performance.

While we do not use mortgage loans and notes payable (“mortgage financing”) as a strategic source of debt capital, we will occasionally utilize mortgage financing for a single property or a group of related properties acquired from a single seller. These loans may be further secured by guarantees from us, provided that we attempt to limit the use of guarantees to the extent possible. We may assume debt when conducting a transaction or we may mortgage existing properties. As of December 31, 2018, 11 of our 621 properties were secured by mortgage financing, and the aggregate outstanding principal balance of mortgage loans and notes payable was approximately $79.5 million.

To reduce our exposure to variable-rate debt, we enter into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations on floating-rate debt. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend up to 10 years. The interest rate swaps are applied against a pool of variable-rate debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital markets activity. We attempt to limit our total exposure to floating-rate debt to no more than 5% of the approximate market value of our assets, measured at quarter end.

To reduce counterparty concentration risk with respect to our interest rate hedges, we diversify the institutions that serve as swap counterparties, and no more than 30% of the nominal value of our total hedged debt may be with any one institution, to be measured at the time we enter into an interest rate swap transaction and at quarter end.

As of December 31, 2018, our total outstanding indebtedness was $1,450.6 million and the ratio of our total indebtedness to the approximate market value of our assets was 41.5%.

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

Our board of directors is currently comprised of nine directors, six of whom are independent directors and serve on the Independent Directors Committee. The Independent Directors Committee reviews our relationship with, and the performance of, the Manager and the Asset Manager, and approves the terms of any affiliate transactions. In addition, the Independent Directors Committee is responsible for, among other things, approving our property and portfolio valuation policy, setting the Determined Share Value for our ongoing private offering, approving and setting our Investment Policy and Leverage Policy, and approving acquisitions above certain thresholds or outside of the criteria set forth in our Investment Policy.

Management and Our Structure

Pursuant to the terms of the asset management agreement among us, the Operating Company, and the Asset Manager (as amended, the “Asset Management Agreement”), the Asset Manager is responsible for, among other things, managing our day-to-day operations, establishing and monitoring acquisition and disposition strategies, overseeing all marketing communications and services related to our ongoing private offering, arranging mortgage and other financing, overseeing the acquisition of properties and their initial lease-up if they are not already subject to a net lease upon acquisition, providing support for the good faith valuation of our property portfolio and the setting of the Determined Share Value by the Independent Directors Committee, overseeing investor closings and transfers, arranging our annual stockholder meetings, and servicing and communicating with investors, including providing investment projections and reports. The Asset Manager also has the power pursuant to the Asset Management Agreement to nominate two directors to serve on our board of directors. The Manager owns and controls the Asset Manager.

Pursuant to the property management agreement among us, the Operating Company, and the Manager (as amended, the “Property Management Agreement”), the Manager provides property management services to our properties, including management, rent collection, and re-leasing services. In June 2015, Trident BRE, LLC, an affiliate of Stone Point Capital LLC (“Trident BRE”), acquired through an equity investment an approximate 45.6% equity ownership interest in the Manager. As of December 31, 2018, the Manager is owned, on a fully diluted basis, (i) approximately 47.06% by Trident BRE, (ii) approximately 41.51% by Amy L. Tait, our Chairman of the board of directors, Tait family trusts, and an investment entity for the families of Ms. Tait and the late Norman Leenhouts, one of our founders, and (iii) approximately 11.43% by employees of the Manager. The Manager is controlled by a four-person board of managers, two of whom are appointed by Trident BRE. In June 2015, in connection with Trident BRE’s investment in the Manager, (i) we acquired 100,000 convertible preferred units in the Manager (the “Convertible Preferred BRE Units”), for $100 per Convertible Preferred BRE Unit, in exchange for the issuance to the Manager of 138,889 shares of our common stock, then valued at $72.00 per share, and (ii) the Manager purchased 510,416 shares of our common stock, for $72.00 per share. On July 31, 2018, we sold all of the Convertible Preferred BRE Units to Trident BRE for an aggregate sales price of $18.5 million. The Independent Directors Committee approved both the initial investment in and subsequent sale of the Convertible Preferred BRE Units. As of December 31, 2018, the Manager owned 359,553, or approximately 1.6%, of the issued and outstanding shares of our common stock.

As of December 31, 2018, the Manager employed approximately 21 individuals fully dedicated to our business and operations. Additionally, the Manager employed approximately 65 additional individuals who dedicate a significant portion of their time to our business and operations, in addition to various other tasks and responsibilities on behalf of the Manager and its affiliates.

For more information regarding the relationships among our company, Trident BRE, the Manager, and the Asset Manager and the fees we pay to the Manager and the Asset Manager pursuant to the Property Management Agreement and the Asset Management Agreement, see the captions Director Independence and Related Party Transactions and Certain Relationships and Related Transactions in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days following the end of our fiscal year, and are incorporated herein by reference.

The chart below illustrates the relationships among our company, the Operating Company, the Manager, and the Asset Manager as of December 31, 2018.

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. A number of these exemptions are not currently relevant to us due to our external management structure.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period, and (iv) the end of the year following the five-year anniversary of the date of the first sale of our common stock under an initial public offering.

Competition

The commercial real estate market is highly competitive. We compete for tenants to occupy our properties in all of our markets with other owners and operators of commercial real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs, and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates, and the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, sovereign wealth funds, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, lenders, governmental bodies, and other entities. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have. The relative size of their portfolios may allow them to absorb properties with lower returns and allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2008. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders, which is computed without regard to the dividends-paid deduction and excluding net capital gain and does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, to the extent we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed amount. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.

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

Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statements, are accessible free of charge at http://investors.bnl.broadstone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may access materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov.

We have adopted our Code of Ethics to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers and directors as well as the Manager, the Asset Manager, and the Manager’s employees. The Code of Ethics is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board’s Independent Directors Committee, Audit Committee, and Nominating and Corporate Governance Committee. Amendments to, and waivers granted to our directors and executive officers under our codes of ethics, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 800 Clinton Square, Rochester, New York 14604. Stockholders may also call (585) 287-6500.

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

We may not be able to continue to generate sufficient cash flow from our properties to permit us to make the distributions we expect. If we pay distributions from the proceeds of our securities offering or from borrowings, the amount of capital we ultimately invest may be reduced, which may reduce the value of an investment in us.

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

There is no current public market for our common stock, we do not expect that any such public market will develop in the future, and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date, or at all. The shares of our common stock are not registered under the Securities Act or state securities laws and therefore cannot be resold unless they are subsequently registered under such laws or unless an exemption from registration is available. Although we have adopted a share redemption program pursuant to which our stockholders may request that we redeem shares of our common stock, it is subject to a number of restrictions. Accordingly, our investors should not expect to be able to sell their shares or otherwise liquidate their investment promptly, if at all, and there can be no assurance that the sales price of any shares which are sold would equal or exceed the price originally paid for the shares. Our investors must be prepared to bear the economic risk of holding their shares of our common stock for an indefinite period of time.

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

The Independent Directors Committee establishes the Determined Share Value on a quarterly basis. The Determined Share Value is not directly derived from any independent valuation or from the value of the existing property portfolio. Investors should use caution in using the Determined Share Value as the current value of shares of our common stock.

On a quarterly basis, the Independent Directors Committee establishes a Determined Share Value per share of our common stock, based on the net asset value of the portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may, in its sole discretion, determine, which we refer to as the Determined Share Value. Our net assets are primarily comprised of our investment in real property and debt, as well as other assets and liabilities such as cash, interest rate swaps, and accounts payable. The values ascribed to our mortgages and unsecured notes are marked to market each quarter. See the caption Determined Share Value in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” within this Form 10-K for a complete discussion of the policies, procedures, and parties involved in calculating and reviewing the net asset value of the portfolio and setting the Determined Share Value. Shares of our common stock are offered in our ongoing private offering at a price per share equal to the current Determined Share Value and cash distributions can be reinvested in additional shares of our common stock pursuant to our DRIP at a price per share equal to 98% of the current Determined Share Value. In addition, shares of our common stock are redeemed by us pursuant to the terms of our share redemption program at a per share price equal to or at a discount to the current Determined Share Value. The Independent Directors Committee may, and currently does, engage consultants, appraisers, and other real estate or investment professionals to assist in their establishment of the Determined Share Value, but the Independent Directors Committee is not required to do so. As a result, the price of the shares of our common stock may not necessarily bear a direct relationship to our book or asset values or to any other established criteria for valuing issued or outstanding common stock and the actual value of an investor’s investment in shares of our common stock could be substantially less than what the stockholder may have paid to purchase the shares.

As with any valuation method, the methods used to determine the Determined Share Value are based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets are valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value and will not necessarily result in a reflection of fair value under GAAP. Different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments, and standards could derive different Determined Share Values, which could be significantly different from the Determined Share Values determined by the Independent Directors Committee. Further, estimated values can change rapidly and significantly due to a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows.  Any such changes could result in a change in Determined Share Value.

Accordingly, the Determined Share Value established as of any given time is not a direct representation or indication that, among other things, (i) a stockholder would be able to realize the full Determined Share Value if he or she attempts to sell their shares, (ii) a stockholder would ultimately realize distributions per share equal to the Determined Share Value upon liquidation of our assets and settlement of our liabilities or upon a sale of our company, (iii) shares of our common stock would trade at the Determined Share Value on a national securities exchange, (iv) a third party would offer the Determined Share Value in an arms-length transaction to purchase all or substantially all of our shares of common stock, or (v) the methodologies used to estimate the Determined Share Value would be acceptable to the requirements of any regulatory agency.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Manager and Asset Manager and any adverse change in their financial health could cause our operations to suffer. Our Manager and Asset Manager are sensitive to trends in the general economy, as well as the commercial real estate and related markets. An economic downturn could result in reductions in overall transaction volume and size of sales and leasing activities and could put downward pressure on our Manager’s and Asset Manager’s revenues and operating results. Any such decline could cause our operating results to suffer.

Loss of key personnel of the Manager could delay or hinder our investment strategy, which could limit our ability to make distributions and decrease the value of an investment in us.

We are dependent upon the contributions of key personnel of the Manager, each of whom would be difficult to replace. Our overall success and the achievement of our investment objectives depends upon the performance of our senior leadership team, each of whom is an employee of the Manager. We rely on our senior leadership team to, among other things, identify and consummate acquisitions, design and implement our financing strategies, manage our investments, and conduct our day-to-day operations. Members of our senior leadership team could choose to leave employment with the Manager for any number of reasons. The loss of services of one or more members of our senior leadership team, or the Manager’s inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, all of which could materially and adversely affect us.

In particular, Amy L. Tait and Christopher J. Czarnecki, our Founder and Chairman of the board of directors and our Chief Executive Officer, President, and member of the board of directors, respectively, and employees of the Manager, have significant real estate experience which would be difficult to replace. Each of Ms. Tait and Mr. Czarnecki has an employment agreement with the Manager which includes non-competition and non-solicitation covenants; however, these agreements could be amended by the Manager from time to time. Although the Manager has “key employee” life and disability insurance on each of Ms. Tait and Mr. Czarnecki, the proceeds of that insurance will be used as determined by the board of managers of the Manager, which consists of two appointees of the Manager’s management and two appointees of Trident BRE, and may be diverted to uses other than replacing the deceased or incapacitated executive. We may suffer direct, reputational, and other costs in the event of the loss of the services of either Ms. Tait or Mr. Czarnecki.

We have entered into an Asset Management Agreement with the Asset Manager and a Property Management Agreement with the Manager, each of which delegate many duties associated with our day-to-day operations (collectively, the “Restated Management Contracts”). The Restated Management Contracts include the concept of a Key Person Event, which is defined as any event or circumstance which results in both of Ms. Tait and Mr. Czarnecki (or their respective successors and replacements, as approved by the Independent Directors Committee) no longer continuing to serve as the Chairman and Chief Executive Officer (or comparable executive positions), respectively, of the Manager for a continuous period of 60 days. Following the occurrence of a Key Person Event, the Manager and our Independent Directors have a limited time to identify suitable replacements for Ms. Tait and/or Mr. Czarnecki. If such replacements are not identified, the Independent Directors Committee will have the right to terminate the Restated Management Contracts. For more information regarding the Restated Management Contracts and the occurrence of a Key Person Event, please see the captions titled Certain Relationships and Related Transactions and Relationship with the Asset Manager and Relationship with the Manager in the Proxy Statement.

We pay substantial fees to our Manager and Asset Manager. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.

We pay substantial fees to our Manager and Asset Manager. These fees were originally agreed to prior to the company accepting outside capital from investors other than our sponsors and were not negotiated at arm’s length, although the fees have since been reaffirmed by the Independent Directors Committee in connection with the approval of the Restated Management Agreements in December 2017. The fees could be in excess of amounts that we would otherwise pay to third parties for such services. In addition, the full offering price paid by our investors in our private offering will not be invested in properties. The proceeds are primarily used to acquire and operate our properties, but may also be used by us for general corporate purposes and to pay fees due to the Manager and the Asset Manager. As a result, stockholders will only receive a full return of their invested capital if: (i) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets; (ii) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets; or (iii) they recoup their invested capital through the cash distributions we pay over the time they hold an investment in shares of our common stock.

A cybersecurity incident and other technology disruptions could negatively impact our business.

Our, the Manager’s, and the Asset Manager’s information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and the Manager’s employees, and financial and strategic information about us. We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If we, the Manager, or the Asset Manager, fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we, the Manager, or the Asset Manager have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, potential liability, and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.

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

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Manager’s and the Asset Manager’s assets and hire the Manager’s personnel, each as related to the operation and management of our businesses. While we would no longer bear the costs of the various fees and expenses we expect to pay to the Manager and the Asset Manager under the Restated Management Contracts, our direct expenses would include additional general and administrative costs that are currently paid by the Manager and Asset Manager. In addition, we could be required to pay certain costs and contract termination fees in connection with our current management agreements with the Manager and the Asset Manager. For additional information regarding these termination fees, please see the captions titled Certain Relationships and Related Transactions and Termination in the Proxy Statement. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as disability and workers’ compensation claims, potential labor disputes, and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are currently paid by the Manager and the Asset Manager. We cannot reasonably estimate the amount of fees to the Manager and the Asset Manager we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Manager and the Asset Manager, our funds from operations would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to obtain debt financing on attractive terms and adversely impact our ability to implement our investment strategy and achieve our investment objectives.

The United States and global financial markets have experienced significant volatility and disruption within the past decade. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates, and lower property values. Recently, capital has been more available, and the overall economy has improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. We use external financing to refinance indebtedness as it matures and to partially fund our acquisitions. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. Uncertainty in the credit markets also could negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Current economic conditions greatly increase the risks of our investments.

We report FFO and AFFO, each of which is a non-GAAP financial measure.

We report FFO and AFFO, each of which is a non-GAAP financial measure, which we believe to be appropriate supplemental measures to reflect our operating performance.

Although we calculate FFO in accordance with the standards established by the Funds From Operations White Paper — 2018 Restatement approved by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets, not all REITs necessarily calculate FFO and AFFO and other similar measures in the same way, and therefore comparisons of our disclosures of such measures with that of other REITs may not be meaningful. FFO and AFFO should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and AFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. We have provided a reconciliation of these measures to net income, which we believe to be the most comparable GAAP measure, in the caption Net Income and Non-GAAP Measures (FFO and AFFO) in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Neither we, the Operating Company, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that would impose significant and onerous limitations on our operations, as well as require us to comply with various reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly alter our operations and significantly increase our operating expenses.

We believe that we, the Operating Company, and most of the subsidiaries of the Operating Company will not fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property. Such investments will be made through our wholly or majority-owned subsidiaries, which we expect to have at least 60% of their assets in real property.  Accordingly, we believe that we, the Operating Company and its subsidiaries will be primarily engaged in the non-investment company business of such subsidiaries and therefore will not fall within the aforementioned definition of investment company.

To ensure that neither we nor any of our subsidiaries, including the Operating Company, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, the Operating Company, or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, the Operating Company, and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of investment company. If we, the Operating Company, or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

The officers and employees of the Manager and its affiliates face competing demands relating to their time, which may cause our operating results to suffer.

The officers and employees of the Manager and the Asset Manager are not prohibited from raising money for, or managing, other investment entities, or from engaging in business activities and investments unrelated to us. As a result, these persons may face conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on an investment in our company may suffer.

The Manager and Asset Manager also currently sponsor and provide services to (i) Broadtree Residential, Inc., a private multifamily apartment REIT with approximately $270 million in assets as of December 31, 2018, and (ii) Broadstone Real Estate Access Fund, a continuously offered, non-diversified, closed-end management investment company that is operated as an interval fund with approximately $33 million in assets as of December 31, 2018. As of December 31, 2018, the Manager employed approximately 65 individuals who dedicate time to Broadstone Net Lease, Inc., Broadtree Residential, Inc., and Broadstone Real Estate Access Fund. The Manager and Asset Manager may sponsor and provide services to additional entities in the future.

Our officers and certain of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns for our investors.

Our executive officers and affiliated directors are also officers and managers of, and in some cases equity investors in, our Manager and other affiliated entities. Most significantly, Amy L. Tait, our Founder and Chairman of the board of directors, serves as an executive officer of the Manager, is a member of the Manager’s board of managers, and as of December 31, 2018, owns, together with Tait family trusts and an investment entity for the families of Ms. Tait and the late Norman Leenhouts, an approximately 41.51% equity ownership interest in the Manager; and Christopher J. Czarnecki, our Chief Executive Officer, President and member of our board of directors, is an executive officer of the Manager and a member of the Manager’s board of managers. Mr. Czarnecki and our other executive officers also own membership interests in the Manager. All of our executive officers are officers of the Manager and, in certain circumstances, other affiliated entities.

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

For additional information regarding these compensation arrangements, see the caption entitled Certain Relationships and Related Transactions in the Proxy Statement.

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

As of December 31, 2018, Trident BRE holds an approximate 47.06% equity ownership interest in the Manager, and has the power to appoint two of the four members of the board of managers of the Manager. In addition, Agha Khan, one of the two non-independent members of our board of directors designated by the Asset Manager, is an employee of Stone Point Capital LLC, an affiliate of Trident BRE. The other member of the board of managers of the Manager appointed by Trident BRE and Mr. Khan owe duties to Stone Point Capital LLC and Trident BRE and their affiliates in addition to their duties to the Manager and us, and may face conflicts of interests as a result. Trident BRE may influence the manner in which our Asset Manager (a wholly owned subsidiary of the Manager) seeks to acquire or dispose of properties or otherwise performs its duties under the Asset Management Agreement or cause the Manager or its affiliates to take on new activities unrelated to our business.

Risks Related to Investments in Real Estate

Our operating results are affected by economic and regulatory changes that impact the real estate market in general.

Our investments in real properties are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional, or local economic, demographic, or real estate market conditions;
•	changes in supply of or demand for similar properties in an area;
•	increased competition for real property investments targeted by our investment strategy;
•	bankruptcies, financial difficulties, or lease defaults by tenants;
•	financial, accounting, legal or regulatory issues or litigation that may affect us or our tenants;
•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;
•	competition from other properties;
•	the inability of tenants to pay rent increases;
•	changes in laws, government rules, regulations, and fiscal policies, including changes in tax, real estate, environmental, and zoning laws;
•

changes in the prices of fuel and energy consumption, cost of labor and material, and water and environmental restrictions, which may affect the businesses of tenants and their ability to meet their lease payments;

•	inability to lease properties upon termination of existing leases and renewal of leases at lower rental rates;
•	uninsured property liability and property damage or casualty losses;
•	unexpected expenditures for capital improvements, including requirements to bring properties into compliance with applicable federal, state, and local laws;
•	physical or weather-related damage to properties;
•	the potential risk of functional obsolescence of properties over time;
•	acts of terrorism and war; and
•	acts of God and other factors beyond our control.

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

A concentration of our investments in a certain state or geographic region may leave our profitability vulnerable to a downturn or slowdown in such state or region.

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

A significant portion of our property portfolio’s annual base rent is concentrated in specific industry classifications.

As of December 31, 2018, approximately 33.0% of the NTM Rent from our property portfolio was generated by retail properties, including 20.9% in the restaurant industry. An additional 31.2% of the NTM Rent related to leases associated with industrial properties and 22.5% of our NTM Rent was associated with healthcare properties. In recent years a number of companies in the restaurant industry have declared bankruptcy, gone out of business or significantly reduced the number of their locations. In particular, we have experienced, and expect to continue to experience, challenges with some of our restaurant tenants, and have recorded asset impairments, which were immaterial on a consolidated basis, on certain assets as a result of increased credit losses.

The ongoing impacts of the disruption in the retail industry, particularly adverse changes in consumer spending and consumer preferences for particular goods, services, or store-based retailing could severely impact retail tenants’ ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns and the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our retail tenants' ongoing viability.

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

The substantial majority of each of our existing properties are occupied by only one master tenant, and as a result our success is dependent on the financial stability of these tenants in the aggregate. Our tenants encounter significant macroeconomic, governmental, and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services, or store-based retailing could severely impact the ability of certain of our tenants to pay rent. The default or financial distress of a tenant on its lease payments may cause us to lose some of the anticipated revenue from the property. Vacancies in properties reduce our revenues, increase property expenses, and could decrease the value of each such vacant property. In the event of a material default under a lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and possibly re-letting the property. If a lease is terminated, we cannot assure our investors that the property could be leased for the same amount of rent previously received or that we could sell the property without incurring a loss.

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

We may experience difficulty in finding attractive properties resulting in a delay of investment of the proceeds from our ongoing offering. The proceeds of our ongoing private offering will generally be used to pay down existing advances under the Operating Company’s line of credit or invested at money market rates until such time as they are used to acquire a real estate property. Any proceeds from our ongoing private offering that are ultimately invested by the Operating Company at money market rates will likely produce less income than if such proceeds were immediately invested in real estate properties. As a result, our investors’ returns may be reduced to the extent we are delayed in our selection and acquisition of real estate properties.

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

Because real estate investments are relatively illiquid, our ability to adjust our portfolio promptly in response to economic or other conditions may be limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

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

We generally lease our properties pursuant to long-term leases with terms of 10 or more years, often with extension options. Our long-term leases generally provide for rents to increase over time, due to fixed rent increases or increases based upon increases in the Consumer Price Index or financial metrics related to the tenant. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases the rent under our long-term leases is less than then-prevailing market rental rates. Further, we may have a limited ability to terminate those leases or to adjust the rent to then-prevailing market rental rates.

Certain provisions of our leases or loan agreements may be unenforceable.

Our rights and obligations with respect to the leases at our properties, mortgage loans, or other loans are governed by written agreements. A court could determine that one or more provisions of such agreements are unenforceable, such as a particular remedy, a master lease covenant, a loan prepayment provision, or a provision governing our security interest in the underlying collateral of a borrower or lessee. We could be adversely impacted if this were to happen with respect to an asset or group of assets.

Our costs of compliance with laws and regulations may reduce the investment return of our stockholders.

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

Further, as a reporting company under the Exchange Act, we are required to comply with various reporting requirements, as well as additional laws, rules and regulations, including the Dodd-Frank Act and the Sarbanes-Oxley Act of 2002.  Our efforts to comply with applicable laws and regulations involve significant, and potentially increasing, costs. In addition, these laws, rules, and regulations create legal bases for administrative, civil, and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions.

We may be subject to known or unknown environmental liabilities and hazardous materials on our properties.

There may be known or unknown environmental liabilities associated with properties we own or acquire in the future. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as convenience stores with underground petroleum storage tanks or auto parts and auto service businesses using petroleum products, paint, machine solvents, and other hazardous materials. Some properties may contain asbestos or asbestos-containing materials, or may contain or may develop mold or other bio-contaminants. Asbestos-containing materials must be handled, managed, and removed in accordance with applicable governmental laws, rules, and regulations. Mold and other bio-contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules, and regulations.

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

We use leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We have sought to reduce our overall leverage over the past few years, particularly in light of the Operating Company’s receiving an investment grade credit rating, but we still maintain a significant amount of debt, and may increase our debt going forward. Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. In addition, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage.

We have incurred, and intend to incur in the future, unsecured borrowings and mortgage indebtedness, which may increase our business risks, could hinder our ability to make distributions, and could decrease the value of an investment in our shares.

We have incurred, and plan to incur in the future, financing through unsecured borrowings under term loans, senior notes, our revolving line of credit, and mortgage loans secured by some or all of our real properties. In some cases, the mortgage loans we incur are guaranteed by us, the Operating Company, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. Our current Leverage Policy targets a leverage ratio equal to 35% to 45% of the approximate market value of our assets. The actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. Depending on market conditions and other factors, the Independent Directors Committee may change our Leverage Policy from time to time in its discretion.

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

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our line of credit, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2018, we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay distributions to stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have a significant amount of debt. Although we believe we have effectively hedged the risk of interest rate increases through swaps and the issuance of fixed-rate debt, we will need to refinance our debt in the future. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and ability to pay distributions. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum or anticipated return on such investments.

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

The spread we pay over LIBOR for our unsecured credit facilities is determined based upon our credit rating. In March of 2016, Moody’s assigned the Operating Company an investment grade credit rating of Baa3 with a stable outlook, which was re-affirmed most recently in June of 2018. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, and sustainability of cash flow and earnings. If we are unable to maintain our current credit rating it could adversely affect our cost of capital, liquidity, and access to capital markets. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis; a significant increase in the proportion of secured debt levels; a significant decline in our unencumbered asset base; and a significant decline in our portfolio diversification.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2018, we had approximately $886 million of debt outstanding for which the interest rate was tied to London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to cease sustaining LIBOR after 2021. It is not possible to predict the effect of the FCA’s announcement, and there is currently no definitive information regarding the future utilization of LIBOR, including any changes in the methods by which LIBOR is determined, the frequency in which LIBOR is determined and published, or any other reforms to the determination and publication of LIBOR, or a potential transition from LIBOR to a successor benchmark. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows.

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

Legislative, regulatory, or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory, or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us or our stockholders.

On December 22, 2017, the tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us, our stockholders, or our tenants. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

A stockholder who participates in our DRIP will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, the investor may have to use funds from other sources to pay the investor’s tax liability on the value of the shares of common stock received.

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

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs, hinder our ability to meet our investment objectives, and decrease the value of our stockholders’ investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction and excludes net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of non-deductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock. Further, to qualify as a REIT, we must also satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

New partnership audit rules apply to partnership taxable years beginning after December 31, 2017, and may alter who bears the liability in the event any subsidiary partnership including our Operating Company is audited and an adjustment is assessed. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership of the partnership) between the year under audit and the year of the adjustment. Under certain procedures, the partnership-level tax liability may take into account the fact that we generally do not pay federal income tax. The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply. It is not clear at this time what effect these new rules will have on us. However, these rules could increase the U.S. federal income taxes, interest, and penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership.

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

Market Information

There is no established public trading market for our shares of common stock and we do not expect a public trading market to develop. There are no issued or outstanding options or warrants to purchase our common stock. Each outstanding membership unit of the Operating Company is convertible into one share of our common stock, subject to certain conditions and limitations. As of March 1, 2019, there were 22,597,882.214 shares of our common stock issued and outstanding and 1,737,047.086 non-controlling membership units in the Operating Company issued and outstanding. We have not agreed to register for sale under the Securities Act any shares of our common stock. No shares of our common stock have been or are currently expected to be publicly offered by us.

Stockholders

As of March 1, 2019, there were 3,208 holders of shares of our common stock.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to the Determined Share Value, which is established at least quarterly by the Independent Directors Committee based on the NAV of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. The Independent Directors Committee bears sole responsibility for establishing the Determined Share Value. Our determination of NAV applies valuation definitions and methodologies prescribed by ASC 820, Fair Value Measurements and Disclosures, in order to fair value our net assets. Our net assets are primarily comprised of our investment in rental property and debt. Our net asset valuation also includes other assets and liabilities such as cash, interest rate swaps, and accounts payable, among others, and excludes intangible assets and liabilities. The values ascribed to our mortgages, unsecured notes, and interest rate swaps are marked to market each quarter. Members of our senior executive, portfolio management, accounting, and finance teams are responsible for performing the valuation process and computing the NAV. The Independent Directors Committee is responsible for overseeing the valuation process for the purpose of maintaining independence from conflicts of interest with the management group that determines the NAV and who are employed by the Manager. To assist in assessing management’s calculation of the NAV and the valuation of the investment in rental property in the determination of the Determined Share Value by the Independent Directors Committee, we engage a third-party valuation specialist to provide: (i) a high-level/negative assurance review of management’s quarterly portfolio valuation and estimated NAV calculation, which currently occurs as of the end of each of the first, second, and fourth quarters of each calendar year, (ii) a review of individual property appraisals, which are completed for each property on a rolling two-year basis, and (iii) a full positive assurance valuation and review of the portfolio, which currently occurs during the third quarter of each calendar year. The third-party valuation specialist is not responsible for determining the NAV. The positive and negative assurance provided by the third-party valuation specialist has generally found that the real estate values used to establish the Determined Share Values by the Independent Directors Committee have been reasonable and within market parameters.

The Determined Share Value at any given point in time will be based on the NAV as of a historical balance sheet date. The following table presents our Determined Share Value for each of the past two years, together with the corresponding NAV per diluted share as of the preceding quarter-end:

Period	NAV as of	NAV per diluted share	Determined Share Value
February 1, 2019 – April 30, 2019	December 31, 2018	$84.92	$85.00
November 1, 2018 – January 31, 2019	September 30, 2018	$85.66	$86.00
August 1, 2018 –October 31, 2018	June 30, 2018	$84.63	$85.00
May 1, 2018 – July 31, 2018	March 31, 2018	$83.14	$83.00
February 1, 2018 – April 30, 2018	December 31, 2017	$81.40	$81.00
November 1, 2017 – January 31, 2018	September 30, 2017	$80.55	$81.00
August 1, 2017 –October 31, 2017	June 30, 2017	$79.90	$80.00
May 1, 2017 – July 31, 2017	March 31, 2017	$79.90	$80.00
February 1, 2017 – April 30, 2017	December 31, 2016	$79.28	$79.00

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

The adjustments to NAV per share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In May 2019, the Independent Directors Committee will review the NAV calculations as of March 31, 2019, and will assess whether adjustments to the current Determined Share Value of $85 are appropriate.

The fair value of our investment in rental property is performed using the market approach, whereby we assign an implied market capitalization rate to derive the property valuations. Newly acquired properties are valued at purchase price for the first six months they are in the portfolio. All other individual property valuations are calculated by dividing the contractual rental payments over the next 12 months by the implied market capitalization rate. The market capitalization rate assumption reflects our analysis of what a market participant would be willing to pay for a property given the contractual monthly rental payments, third-party appraisals, and an analysis of a tenant’s creditworthiness, among other factors. We deem this methodology to be appropriate based on the nature of our leases, whereby the tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. Net leases provide predictable cash flows, which we then apply against the market capitalization rates. This methodology is consistent with the valuation techniques used to determine the aggregate purchase price of acquisitions. As our acquisition targets are generally fully occupied, single-tenant, net leased properties, we do not anticipate paying for material capital expenditures, and therefore, exclude such expenditures from our valuations. We estimate the fair value of debt (which incorporates the fair value of interest rate swap assets and liabilities) utilizing methodologies consistent with those used to prepare our GAAP financial statements and disclosures and discussed in Note 2 of Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts as of December 31, 2018 and September 30, 2018:

(in thousands, except per share amounts) NAV as of:	December 31, 2018	September 30, 2018
Investment in rental property	$3,462,675	$3,214,063
Debt	(1,434,403)	(1,259,645)
Other assets and liabilities, net	(11,467)	(263)
NAV	$2,016,805	$1,954,155
Number of outstanding shares, including noncontrolling interests	23,751	22,814
NAV per diluted share	$84.92	$85.66

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of December 31, 2018, and September 30, 2018, supporting the Determined Share Value in effect for the periods of February 1, 2019 through April 30, 2019, and November 1, 2018, through January 31, 2019, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
December 31, 2018	6.44%	6.93%	6.89%	7.09%	7.28%	6.78%
September 30, 2018	6.44%	6.96%	6.92%	7.07%	7.23%	6.78%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of December 31, 2018, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $79.72. Conversely, a decrease in the weighted average implied capitalization rate used as of December 31, 2018, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.8%, and our NAV per diluted share would have been $90.51. Assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of September 30, 2018, of 0.25% would have resulted in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $80.64. Conversely, a decrease in the weighted average implied capitalization rate used as of September 30, 2018, of 0.25% would have resulted in an increase in the fair value of our investment in rental property of 3.8%, and our NAV per diluted share would have been $91.06.

Our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Determined Share Value. Accordingly, we have disclosed the following risk factors relative to our Determined Share Value:

•

There is no current public market for our common stock, we do not expect that any such public market will develop in the future, and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date, or at all, and transfers of shares of our common stock are subject to a number of restrictions. As a result, it will be difficult for our stockholders to sell shares of our common stock and, if they are able to sell their shares, they are likely to sell them at a discount.

•

The provisions of our share redemption program limit our stockholders’ ability to sell shares of our common stock. Our stockholders may not be able to sell any of their shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

•

The Independent Directors Committee establishes the Determined Share Value on a quarterly basis. The Determined Share Value is not directly derived from any independent valuation or from the value of the existing property portfolio. Investors should use caution in using the Determined Share Value as the current value of shares of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock and Issuance of Membership Units

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP, or to equity capital received in connection with UPREIT transactions. On February 8, 2019, we announced that the equity cap had been set at $20.0 million for investments made in the months of February 2019 through April 2019.

As of the date of the filing of this Form 10-K, shares of our common stock are being offered in our private offering at $85 per share. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties. As of December 31, 2018, there were 22,013,751 shares of our common stock issued and outstanding, and 1,737,047 noncontrolling membership units in the Operating Company issued and outstanding.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the quarter ended December 31, 2018 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value – Common Shares(1)	Total Proceeds – Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value – DRIP(2)	Total Proceeds – Common Share DRIP(3)	Total Proceeds
October	2018	235	$85.00	$20,000	56	$83.30	$4,671	$24,671
November	2018	296	85.75	25,355	56	83.30	4,718	30,073
December	2018	256	85.98	22,012	57	84.28	4,771	26,783
Total		787		$67,367	169		$14,160	$81,527

(1)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares are purchased at a discounted price of 98% of the Determined Share Value.
(3)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 14, “Equity” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “Accredited Investor” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor.

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the Operating Company in exchange for membership units in the Operating Company. There were no such membership unit issuances during the quarter ended December 31, 2018.

None of the membership units in the Operating Company have been registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act. All of the membership units in the Operating Company were sold to persons who represented to us in writing that they qualified as an Accredited Investor, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor, including third-party verification as permitted under Regulation D.

Senior Notes

On March 16, 2017, we and the Operating Company entered into a Note and Guaranty Agreement with each of the purchasers of a private offering of unsecured, fixed-rate, interest-only senior notes (“Series A Notes”). The closing of the issuance of the Series A Notes occurred on April 18, 2017. The Series A Notes were issued by the Operating Company and are guaranteed by us. The Series A Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on April 18, 2027.

On July 2, 2018, we and the Operating Company entered into a Note and Guaranty Agreement with each of the purchasers of a private offering of unsecured, fixed-rate, interest-only senior notes. Pursuant to the terms of the Note and Guaranty Agreement, the Operating Company issued and sold $325.0 million aggregate principal amount of notes in two series: (i) $225.0 million aggregate principal amount of Series B Guaranteed Senior Notes (the “Series B Notes”), and (ii) $100.0 million aggregate principal amount of Series C Guaranteed Senior Notes (the “Series C Notes”). The Series B Notes and Series C Notes were issued by the Operating Company and were guaranteed by us. Pursuant to the Note and Guaranty Agreement, $100.0 million aggregate principal amount of the Series B Notes were issued on July 2, 2018, with the remaining $125.0 million aggregate principal amount issued on September 13, 2018. The Series B Notes were issued at par, bear interest at a rate of 5.09% per annum (priced at 210 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on July 2, 2028. Pursuant to the Note and Guaranty Agreement, $50.0 million aggregate principal amount of the Series C Notes were issued on July 2, 2018, with the remaining $50.0 million aggregate principal issued on September 13, 2018. The Series C Notes were issued at par, bear interest at a rate of 5.19% per annum (priced at 220 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on July 2, 2030.

The Series A Notes, Series B Notes and Series C Notes were not registered under the Securities Act in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act, and all such notes were sold to persons who represented to us in writing that they qualified as an Accredited Investor.

Except as set forth above, we have not sold any securities which were not registered under the Securities Act during the previous three years.

Distribution and Distribution Reinvestment

Distributions are paid when and as declared by our board of directors, currently on a monthly basis. Distribution payments are expected to be made approximately 15 days after the end of each month to stockholders of record on the record date, which is generally the next-to-the-last business day of the prior month. Subscribers making an investment at an end of month closing will begin to accrue dividends in the subsequent month and, if they are stockholders of record on the record date at the end of such month, they will receive their initial distribution approximately 15 days after the subsequent month is complete.

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

At its February 8, 2019, meeting, our board of directors declared monthly distributions of $0.44 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record as follows:

Dividend Per Share/ Unit	Record Date	Payment Date (on or before)
$0.44	February 27, 2019	March 15, 2019
$0.44	March 28, 2019	April 15, 2019
$0.44	April 29, 2019	May 15, 2019

Pursuant to our DRIP, our stockholders and holders of membership units in the Operating Company (other than us), may elect to have cash distributions reinvested in additional shares of our common stock. Shares of our common stock acquired through our DRIP have the same rights and are subject to the same restrictions on transferability as all other shares of our common stock and are eligible for redemption pursuant to our share redemption program. Our DRIP is administered by the Asset Manager.

All of our stockholders and holders of membership units in the Operating Company that are Accredited Investors are eligible to participate in our DRIP. We may elect to deny an investor participation in our DRIP if the investor resides in a jurisdiction or foreign country where, in our judgment, the burden or expense of compliance with applicable securities laws makes the investor’s participation impracticable or inadvisable. A stockholder or holder of membership units of the Operating Company may be required to cease participation in our DRIP if the investor no longer meets the suitability standards or cannot make the other investor representations set forth in the then-current subscription agreement with respect to our shares of common stock. Participants in our DRIP must agree to notify us promptly when they no longer meet these standards.

A stockholder or holder of membership units in the Operating Company may elect to participate in our DRIP by completing the appropriate portion of the subscription agreement or other approved enrollment form available from time to time from the Asset Manager. An investor’s participation in our DRIP will begin with the next distribution made after receipt of the investor’s enrollment form. Participants in our DRIP generally are required to have the full amount of their cash distributions with respect to all securities owned by them reinvested pursuant to our DRIP. The Asset Manager has the discretion, however, upon the request of a participant, to accommodate a participant’s request for less than all of the participant’s securities to be subject to participation in our DRIP. An investor may also change the number of shares participating in the dividend reinvestment at any time if the investor completes a new enrollment form or other form provided for that purpose.

Cash distributions will be reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Fractional shares may be issued pursuant to our DRIP.

If an investor elects to participate in our DRIP and is subject to federal income taxation, the investor will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though the investor has elected not to receive the distributions used to purchase those shares of common stock in cash. We will withhold estimated taxes on the amount of distributions or distributions paid if the investor fails to furnish a valid taxpayer identification number, fails to properly report distributions or fails to certify that the investor is not subject to withholding. Notwithstanding the foregoing, the tax consequences of participating in our DRIP will vary depending upon each participant’s particular circumstances, and all participants are urged to consult their own tax advisor regarding the specific tax consequences of participation.

Participation in our DRIP may be terminated by an investor at any time by providing us with written notice. For an investor’s termination to be effective for a particular distribution, we must have received a notice of termination at least 10 business days prior to the record date of the distribution period to which the distribution relates. Any transfer of an investor’s shares will effect a termination of the participation of those shares in the DRIP. We will terminate an investor’s participation to the extent that a reinvestment of an investor’s distributions in our shares would cause the investor to exceed the ownership limitations contained in our Articles of Incorporation.

We may amend our DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. We may terminate our DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the years ended December 31, 2017, and 2018 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on Membership Units (1)	Total Amount of Distribution
January	2017	3,319	488	2,738	98	6,643
February	2017	3,394	488	2,836	98	6,816
March	2017	3,522	493	2,972	99	7,086
April	2017	3,555	493	3,068	99	7,215
May	2017	3,618	493	3,167	99	7,377
June	2017	3,680	493	3,220	99	7,492
July	2017	3,742	493	3,296	99	7,630
August	2017	3,815	512	3,378	122	7,827
September	2017	3,883	512	3,420	123	7,938
October	2017	3,969	512	3,495	123	8,099
November	2017	4,003	536	3,594	123	8,256
December	2017	4,030	536	3,664	123	8,353
January	2018	4,021	536	3,769	123	8,449
February	2018	4,029	521	3,839	123	8,512
March	2018	4,201	539	4,052	128	8,920
April	2018	4,267	540	4,084	127	9,018
May	2018	4,331	536	4,106	127	9,100
June	2018	4,386	602	4,154	128	9,270
July	2018	4,382	602	4,255	127	9,366
August	2018	4,393	617	4,333	130	9,473
September	2018	4,386	618	4,463	130	9,597
October	2018	4,434	617	4,541	130	9,722
November	2018	4,498	617	4,589	129	9,833
December	2018	4,571	618	4,641	130	9,960
Total		$96,429	$13,012	$89,674	$2,837	$201,952

(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid during the years ended December 31, 2018, and 2017, including the source of distributions and a comparison against FFO (in thousands). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the caption Net Income and Non-GAAP Measures (FFO and AFFO) for further discussion of our FFO.

	For the years ended December 31,
	2018	2017
Distributions:
Paid in cash	$60,394	$51,884
Reinvested in shares	50,826	38,848
Total Distributions	$111,220	$90,732
Source of Distributions:
Cash flow from operating activities	$111,220	$90,732
FFO	$150,664	$111,434

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Repurchases of Equity Securities

We have adopted a share redemption program to provide an opportunity for our stockholders to have shares of our common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the current Determined Share Value in effect as of the date the shares are tendered for redemption. Cash used to fund share redemptions has historically been provided through a combination of cash generated by operations, the sale of assets, and borrowings. Additionally, we may use proceeds from the sale of our securities to fund redemption requests, although to date we have not done so. During the three months ended December 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows. We did not defer or reject any redemption requests during this period.

Period	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	—	—	$—	(3)
November 2018	—	—	$—	(3)
December 2018	20,819	20,819	$83.59	(3)

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

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our common stock, the Russell 2000, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2013, in each of shares of our common stock, the Russell 2000 and the MCSI US REIT Index, and that all dividends were reinvested. With respect to shares of our common stock, we have assumed that dividends were reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

	December 31,
	2013	2014	2015	2016	2017	2018
Broadstone Net Lease	100.00	118.38	132.03	146.85	164.65	186.18
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
MSCI US REIT Index	100.00	130.38	133.67	145.16	152.52	145.55

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

The selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 presented below should be read in conjunction with our consolidated financial statements and the related notes thereto contained in Item 8. “Financial Statements and Supplementary Data” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data
Investment in rental property, net	$2,683,746	$2,227,758	$1,684,971	$1,283,155	$826,003
Total assets	3,096,797	2,578,756	1,952,054	1,463,907	899,132
Mortgage and notes payable, net	78,952	67,832	106,686	99,462	106,416
Unsecured term notes, net and revolver	1,366,873	1,109,912	759,891	562,103	360,848
Total liabilities	1,567,877	1,294,555	953,517	715,962	504,951
Total Broadstone Net Lease, Inc. stockholders’ equity	1,417,099	1,186,825	911,788	670,163	366,059
Total equity	$1,528,920	$1,284,201	$998,537	$747,945	$394,181

	For the Years Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating Data
Total revenues	$237,479	$181,563	$142,869	$98,086	$68,152
Total operating expenses	128,933	96,681	79,231	55,703	36,148
Interest expense	52,855	34,751	29,963	22,605	18,058
Net income	75,105	59,555	40,268	20,890	17,163
Net Earnings per common share, basic and diluted	$3.43	$3.21	$2.76	$2.15	$2.59
Other Data
Net cash provided by operating activities	128,011	97,940	67,189	38,616	32,773
Net cash used in investing activities	(510,459)	(611,835)	(470,573)	(484,619)	(194,510)
Net cash provided by financing activities	391,338	500,891	399,350	464,775	156,899
Distributions declared	112,969	92,768	76,955	45,271	34,574
Distributions declared per common share	$5.15	$4.975	$4.915	$4.86	$4.63
FFO(1)	150,664	111,434	80,664	50,990	34,633
FFO per share, basic and diluted	$6.88	$6.00	$5.53	$5.24	$5.22
AFFO(1)	124,065	99,952	78,780	52,273	33,956
AFFO per share, basic and diluted	$5.66	$5.38	$5.40	$5.37	$5.12

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

Overview

We are a Maryland corporation, formed on October 18, 2007, that elected to be taxed as a REIT commencing with the taxable year ended December 31, 2008. We focus on investing in income producing, net leased commercial properties. We currently lease properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements, generally on a triple-net basis.

We seek to make investments in additional properties and manage our portfolio to preserve, protect, and return capital to investors, realize increased cash available for distributions and long-term capital appreciation from growth in the value of our properties, and maximize the level of sustainable cash distributions to our investors.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the Operating Company. We are the sole managing member of the Operating Company and as of December 31, 2018, 2017, and 2016, we owned approximately 92.7%, 92.4%, and 91.4%, respectively, of its issued and outstanding membership units, with the remainder held by persons who were issued membership units in exchange for their interests in properties acquired by the Operating Company.

As of December 31, 2018, we owned a diversified portfolio of 621 individual net leased commercial properties located in 42 states and comprising approximately 19.0 million rentable square feet of operational space. As of December 31, 2018, 100% of our properties were subject to leases to 161 different commercial tenants, with no single tenant accounting for more than 3.5% of our NTM Rent. We collected more than 99% of rents due during 2018. The weighted average remaining term of our leases, calculated based on our contractual NTM Rent as of December 31, 2018, was approximately 12.1 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative leverage profile, with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating. Our actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of December 31, 2018 and 2017, the leverage ratio was approximately 41.5% and 41.6%, respectively, of the approximate market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a metric we use to measure leverage in the context of our cash flow expectations and projections. Given the significance of our recent growth, however, adding $606.8 million in investments during the year ended December 31, 2018, $683.6 million in investments during 2017, and $518.8 million in investments during 2016, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash inflows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the fourth quarter of the year), and therefore the full-year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate metric to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Liquidity

Our primary cash expenditures include the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees of servicing the portfolio, acquisition expenses related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are net leases, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, although, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs on an aggregate basis during the term of the property leases in our current portfolio. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties; however, we do not currently expect these costs to be material.

As shown in the table below, net cash provided by operating activities increased by $30.1 million to $128.0 million during the year ended December 31, 2018, from $97.9 million for the year ended December 31, 2017. Net cash provided by operating activities increased by $30.8 million to $97.9 million for the year ended December 31, 2017. The increase in cash provided by operating activities is primarily due to the increase in the size of our real estate investment portfolio. We funded real estate investment activity with a combination of cash from operations, proceeds from the issuance of unsecured debt obligations, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units of $60.5 million, $52.1 million, and $42.7 for the years ended December 31, 2018, 2017, and 2016, respectively. Cash used to fund the increase in dividends between periods related primarily to the increase in cash provided by our operations. Cash and cash equivalents and restricted cash totaled $19.0 million, $10.1 million, and $23.1 million at December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

	For the years ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$128,011	$97,940	$67,189
Net cash used in investing activities	(510,459)	(611,835)	(470,573)
Net cash provided by financing activities	391,338	500,891	399,350
Increase (decrease) in cash and cash equivalents and restricted cash	$8,890	$(13,004)	$(4,034)

Substantially all of our cash from operations is generated by our real estate portfolio. As of December 31, 2018, the historical cost basis of our real estate investment portfolio totaled $2,683.7 million, consisting of investments in 621 properties. In 2018 these properties generated monthly straight-line rent revenues of approximately $18.8 million, and monthly contractual cash revenues of approximately $17.2 million. During the year ended December 31, 2018, we closed 26 real estate acquisitions totaling $606.8 million, excluding capitalized acquisition expenses, adding 113 new properties to our portfolio. During 2019, the new properties will provide approximately $3.9 million in monthly straight-line rent revenues and approximately $3.6 million in monthly contractual cash revenues. As of December 31, 2017, the historical cost basis of our real estate investment portfolio totaled $2,227.8 million, consisting of investments in 528 properties. During the year ended December 31, 2017, we closed 29 real estate acquisitions totaling $683.6 million, excluding capitalized acquisition expenses, adding 124 new properties to our portfolio. The 2017 acquired properties generated monthly straight-line rent revenues of approximately $4.7 million and monthly contractual cash revenues of approximately $4.1 million during 2018.

Capital Resources

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify acquisitions that are consistent with our investment policy and raise additional debt and equity capital. We have financed our acquisition of properties using a combination of equity investments, unsecured term loans, revolving debt, senior unsecured notes, and mortgage loans. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders, which we seek to achieve through earnings growth and share price appreciation.

The mix of our financing sources may change over time based on market conditions and our liquidity needs. The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with creditworthy tenants and lease guarantors, and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a greater than 99% rent collection rate during the years ended December 31, 2018 and 2017. The assignment and reaffirmation of an investment grade credit rating of Baa3 on our debt is further evidence of our active management of a conservative capital structure. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. For example, during the third quarter of 2018, we used proceeds from the longer term Series B and Series C Notes (as defined below) to repay a portion of our shorter term Revolver and 2015 Unsecured Term Loan (each as defined below). Refer to Contractual Obligations below for further details of the maturities on our contractual obligations, including long-term debt maturities.

We achieved our investment grade credit rating based on our conservative leverage profile, diversified real estate investment portfolio, and earnings stability provided by the creditworthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our real estate portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to multiple sources of debt capital resulting from the investment grade credit rating provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Equity Capital Resources

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the year ended December 31, 2018, we raised $283.7 million in equity capital to be used in our acquisition activities, of which $215.7 million was received through new cash investments, $52.2 million was raised through our DRIP, and $15.8 million was raised in exchange for Operating Company membership units through UPREIT transactions. For the year ended December 31, 2017, we raised $316.2 million in equity capital, of which $263.1 million was received through new cash investments, $40.2 million was raised through our DRIP, and $12.9 million was raised in exchange for Operating Company membership units through UPREIT transactions.

Debt Capital Resources

Our debt capital is provided through unsecured term notes, revolving debt facilities, and senior unsecured notes. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not currently a strategic focus of the active management of our leverage profile. Rather, we enter into mortgages and notes payable as ancillary business transactions on an as-needed basis, most often as the result of lease assumption transactions.

As of December 31, 2018, our outstanding borrowings included $755.0 million of unsecured term loans, $475.0 million of senior unsecured notes, and a $425.0 million line of credit with $141.1 million of outstanding borrowings.  As of December 31, 2017, our outstanding borrowings included $690.0 million of unsecured term loans, $150.0 million of senior unsecured notes, and a $425.0 million line of credit with $273.0 million of outstanding borrowings.

Recent Activity

On January 10, 2019, subsequent to year end, we exercised the first of two extension options available to us under our 2015 Unsecured Term Loan (as defined below), extending the maturity date of the loan through February 6, 2020, in exchange for the payment of a 0.10% fee.

On February 27, 2019, subsequent to year end, we entered into a new $450.0 million seven-year unsecured term loan agreement (the “2019 Unsecured Term Loan”). At closing, we borrowed $300.0 million and used the proceeds to fully repay the 2015 Unsecured Term Loan. The remaining $150.0 million can be drawn through August 27, 2019. The 2019 Unsecured Term Loan includes an accordion feature that can increase the facility size up to a total of $550.0 million of available capacity. Borrowings under the 2019 Unsecured Term Loan are payable interest only during the term, with the principal amount due at the maturity date of February 27, 2026. The rate of interest payable on borrowings under the 2019 Unsecured Term Loan, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margin is currently 1.85%.

On February 28, 2019, we amended our Credit Agreement (as defined below) to increase the amount available under the Revolver (as defined below), from $425.0 million to $600.0 million. This increased the available capacity under the Credit Facility from $1.0 billion to $1.055 billion, including its accordion feature.

Existing Credit Facilities

Unsecured Term Loans and Revolving Credit Facility

On June 23, 2017, we closed on an $800.0 million unsecured credit facility (the “Credit Facility”). The Credit Facility contains an accordion feature that can increase the facility size up to a total of $1.0 billion of available capacity, and during the fourth quarter of 2017 was expanded to $880.0 million through the addition of two lenders. As of December 31, 2018 and 2017, the facility was comprised of (i) a $425.0 million senior unsecured revolving credit facility (the “Revolver”), (ii) a five-and-a-half-year, $265.0 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $190.0 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). As discussed above, the Credit Facility was amended on February 28, 2019 to increase the size of the Revolver to $600.0 million.

The following table summarizes the amounts drawn and available to be drawn on the Credit Facility as of December 31, 2018 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Revolver	$141,100	283,900	$425,000	January 21, 2022(1)
5.5-Year Term Loan	265,000	—	265,000	January 23, 2023
7-Year Term Loan	190,000	—	190,000	June 21, 2024

(1)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

Borrowings under the Revolver, 5.5-Year Term Loan and 7-Year Term Loan are payable interest only during the term, with the principal amount due at maturity. The rate of interest payable on these borrowings, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margins for the Revolver, 5.5-Year Term Loan, and 7-Year Term Loan were 1.20%, 1.35%, and 1.90%, respectively, as of December 31, 2018 and 2017. The margins are adjustable based on our credit rating; however, we do not expect the credit rating to change in the near future.

An applicable facility fee of 0.25% per annum is payable on the amount of the revolving commitments and is adjustable based on our credit rating.

2015 Unsecured Term Loan

In addition to the Credit Facility, at December 31, 2018 and 2017, we also had $300.0 million and $325.0 million, respectively, outstanding under the 2015 Unsecured Term Loan. The 2015 Unsecured Term Loan was set to mature on February 6, 2019, and provided for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. As discussed above, we exercised the first option on January 9, 2019, extending the maturity to February 6, 2020, and subsequently repaid the 2015 Unsecured Term Loan in full using proceeds from the 2019 Unsecured Term Loan.  Borrowings under the 2015 Unsecured Term Loan are payable interest only during the term, with the principal amount due in full at maturity. The 2015 Unsecured Term Loan bore interest at LIBOR plus a margin of 1.40% as December 31, 2018 and 2017, based on our credit rating.

Senior Notes

To mitigate interest rate risk, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. At December 31, 2018 and 2017, we had $475.0 million and $150.0 million, respectively, of Senior Notes outstanding. The Senior Notes were issued in three series (Series A, B, and C) as described below.

Series A Notes

On April 18, 2017, we issued $150.0 million of Senior Notes (the “Series A Notes”). The Series A Notes are payable interest only during their term, bear interest at a fixed rate of 4.84% per annum, and mature on April 18, 2027.

Series B and Series C Notes

On July 2, 2018, we issued $325.0 million of Senior Notes in two series: (i) $225.0 million of 10-year Senior Notes (“Series B Notes”) maturing on July 2, 2028, and (ii) $100.0 million of 12-year Senior Notes (“Series C Notes”) maturing on July 2, 2030. The Series B and Series C Notes are payable interest only during their term, and bear interest at a fixed rate of 5.09% per annum and 5.19% per annum, respectively.

In addition to funding acquisitions, a portion of the net proceeds from the Series B Notes and Series C Notes was used to repay outstanding borrowings under the Revolver as well as $25.0 million of the outstanding principal balance of our 2015 Unsecured Term Loan.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements, including the 2019 Unsecured Term Loan. As of December 31, 2018, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of December 31, 2018)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.43
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.02
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	4.07
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	3.02
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.48
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

(1)	The leverage ratio is calculated as the ratio of total indebtedness to total market value.
(2)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value.
(3)

The unencumbered coverage ratio is the ratio of unencumbered net operating income (as defined in the agreements) for all eligible properties to unsecured interest expense for the most recent fiscal quarter.

(4)	The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges for the most recent fiscal quarter.
(5)	The ratio is calculated as the ratio of total unsecured indebtedness to unencumbered property value.

Capital Strategy

We believe our leverage policy and capital structure provide us with several advantages, including the ability to:

•	create a growing and diversified real estate portfolio with a flexible capital structure that allows for independent investing and financing decisions;
•	capitalize on competitive debt pricing;
•	add value to our stockholders through earnings growth on a growing pool of assets; and
•

issue unsecured debt having relatively limited negative financial covenants and maintain the distributions necessary to retain our REIT status in the event of contractual default, which we believe increases our corporate flexibility.

We intend to exercise the extension provisions of our debt instruments, refinance, or replace the existing borrowings as they become due, including through additional private debt placements, all with the goal of limiting future debt service to interest payments only. As a result, we do not intend to make principal payments on these obligations in the foreseeable future. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

To reduce our exposure to variable-rate debt, we enter into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations on floating-rate debt. These interest rate hedges have staggered maturities to reduce the exposure to interest rate fluctuations in any one year, and generally extend up to 10 years. The interest rate swaps are applied against a pool of debt, which offers flexibility in maintaining our hedge designation concurrent with our ongoing capital markets activity. We attempt to limit our total floating-rate debt exposure to no more than 5% of the approximate market value of assets, measured at quarter end. To reduce counterparty concentration risk with respect to the interest rate hedges, we diversify the institutions that serve as swap counterparties, and no more than 30% of the nominal value of our total hedged debt may be with any one institution, to be measured at the time we enter into an interest rate swap transaction and at quarter end. We may deviate from these policies from time to time subject to the approval of the Independent Directors Committee. The interest rate swaps are considered cash flow hedges. Under these agreements, we receive monthly payments from the counterparties equal to the variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed rate multiplied by the outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings.

We do not anticipate utilizing mortgage loans or notes payable as a strategic priority in our capital structure to fund growth. When utilized, mortgage loans and notes payable typically correspond to a single property or a group of related properties acquired from a single seller. The loans may be further secured by guarantees from us, although we attempt to limit the use of guarantees to the extent possible. We may assume debt when conducting a transaction or we may mortgage existing properties. The maturities on our mortgages and notes payable are staggered from 2021 to 2034. As of December 31, 2018, and 2017, the aggregate principal balance of outstanding mortgage loans and notes payable approximated $79.5 million and $68.5 million, respectively.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at December 31, 2018, our current borrowing capacity under our unsecured credit facility, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate to meet our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 12.1 years as of December 31, 2018. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2018, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

Our focus on single-tenant, net leases also shelters us from fluctuations in the cost of services and maintenance as a result of inflation. For a portion of our portfolio, we have leases that are not fully triple-net, and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance). Inflation and increased costs may have an adverse impact to our tenants and their creditworthiness if the increase in costs are greater than their increase in revenue. Where we cannot implement a triple-net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018, or December 31, 2017.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2018 (in thousands).

Year of Maturity	Term Loan Agreements(1)	Revolver(2)	Senior Notes	Mortgages and Notes Payable	Interest Expense(3)	Tenant Improvement Allowances(4)	Operating Leases	Total
2019	$—	$—	$—	$3,433	$61,175	$2,125	$118	$66,851
2020	300,000	—	—	3,672	50,959	—	120	354,751
2021	—	—	—	18,584	49,533	—	122	68,239
2022	—	141,100	—	3,066	42,978	—	124	187,268
2023	265,000	—	—	7,456	33,143	—	125	305,724
Thereafter	190,000	—	475,000	43,240	115,575	—	2,540	826,355
Total	$755,000	$141,100	$475,000	$79,451	$353,363	$2,125	$3,149	$1,809,188

(1)

Subsequent to year end, we exercised our first of two options to extend the maturity date of the 2015 Unsecured Term Loan, from February 6, 2019 to February 6, 2020. Accordingly, we have included principal repayment of this loan in 2020. As noted above, the 2015 Unsecured Term Loan was subsequently repaid in full in February 2019, using proceeds from the 2019 Unsecured Term Loan. We have not included any principal or interest payments associated with the 2019 Unsecured Term Loan in the table above as the borrowing was not a commitment as of December 31, 2018.

(2)	We may extend the Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
(3)

Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2018. This amount includes the impact of interest rate swap agreements. Interest expense in this table associated with the 2015 Unsecured Term Loan Agreement includes amounts projected to be paid through the extended maturity date of February 6, 2020.

(4)	As of December 31, 2018, tenant improvement allowances totaled $2.1 million. We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At December 31, 2018, and 2017, investment in rental property of $139.8 million and $67.7 million, respectively, was pledged as collateral against our mortgages and notes payable.

Additionally, as of December 31, 2018, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions conducted in November 2015, February 2016, and October 2017. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements and subject to certain exceptions. In such an event, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome of the transaction, subject to certain caps and limitations contained in the Agreements. We are required to allocate to the Protected Members an amount of nonrecourse liabilities that is at least equal to the Minimum Liability Amount for each Protected Member, as defined in the Agreements. The Minimum Liability Amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the Operating Company level, and do not represent GAAP accounting. Therefore, there is no impact to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” within this Form 10-K. If the nonrecourse liabilities allocated do not meet the requirement, we will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome to the default. The maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded this commitment from the contractual commitments table above.

Results of Operations

Overview

As of December 31, 2018, our real estate investment portfolio had grown to a net book value of $2.68 billion, consisting of investments in 621 properties with locations in 42 states and leased to tenants in various industries. All of our real estate investment portfolio represents commercial real estate properties subject to long-term leases, all of our owned properties were subject to a lease as of December 31, 2018, and substantially all of our leasing activity related to our real estate acquisitions. During the year ended December 31, 2018, one tenant renewed a lease that had been set to expire in 2018. The lease renewal was immaterial to our portfolio of real estate and to our results of operations. During the years ended December 31, 2017 and 2016, none of our leases expired.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Revenues:
Rental income from operating leases	$222,208	$170,493	$51,715	30.3%
Earned income from direct financing leases	3,941	4,141	(200)	(4.8)%
Operating expenses reimbursed from tenants	11,221	6,721	4,500	67.0%
Other income from real estate transactions	109	208	(99)	(47.6)%
Total revenues	$237,479	$181,563	$55,916	30.8%

Total revenues increased to $237.5 million for the year ended December 31, 2018, compared to $181.6 million for the year ended December 31, 2017, primarily due to the growth in our real estate portfolio. For the year ended December 31, 2018, we closed 26 real estate acquisitions and acquired $606.8 million in real estate, excluding acquisition costs, comprised of 113 new properties.

Our real estate investments in new properties were made throughout the year, with a significant portion occurring during the fourth quarters of both 2017 and 2018. Acquisitions made in 2017 provided approximately $38.8 million of incremental straight-line rental income in 2018. For new properties acquired during 2018, we recognized $17.4 million of the $47.4 million in annualized straight-line rental income associated with these properties, with the remainder expected to be recognized in 2019. The acquisitions occurring during the fourth quarter of 2018 did not have a material impact on reported revenues, due to the timing of the rental income from acquisitions. The increase in total revenues as a result of acquisitions made in 2018 and 2017 was partially offset by lost rental income due to real estate disposals.

Of the $606.8 million and $683.6 million in acquisitions during 2018 and 2017, approximately $139.9 million and $314.7 million, respectively, related to sale-leaseback transactions. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions made during 2018 was 6.9%.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Operating expenses:
Depreciation and amortization	$83,994	$62,263	$21,731	34.9%
Asset management fees	18,173	14,754	3,419	23.2%
Property management fees	6,529	4,988	1,541	30.9%
Property and operating expense	11,157	6,505	4,652	71.5%
General and administrative	6,162	4,939	1,223	24.8%
State and franchise tax	857	624	233	37.3%
Provision for impairment of investment in rental properties	2,061	2,608	(547)	(21.0)%
Total operating expenses	$128,933	$96,681	$32,252	33.4%

Depreciation and amortization

Depreciation and amortization increased to $84.0 million for the year ended December 31, 2018, compared to $62.3 million for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio, as discussed above. Our real estate investments were made throughout the period and were not all outstanding for the entire period; accordingly, only a portion of the increase in annualized depreciation is reflected in the full-year 2018 amounts.

Asset management fees

Asset management fees increased to $18.2 million for the year ended December 31, 2018, compared to $14.8 million for the year ended December 31, 2017. We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during 2018 is a result of an increase in the Determined Share Value, which was set by our Independent Directors Committee at $81.00 per share at December 31, 2017, and $86.00 per share at December 31, 2018. Additionally, the number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. As of December 31, 2018, there were 23.75 million shares of our common stock and non-controlling membership units outstanding, compared to 20.46 million as of December 31, 2017. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased to $11.2 million for the year ended December 31, 2018, compared to $6.5 million for the year ended December 31, 2017. The increase is mainly attributable to the number of properties we own for which we are responsible for engaging a third-party manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. A majority of these expenses are paid by us and reimbursed by the tenants under the terms of the respective leases. There was a corresponding increase in the Operating expenses reimbursed from tenants caption included in total revenues, above.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2018	2017	$	%
Other income (expenses)
Preferred distribution income	$440	$737	$(297)	(40.3)%
Interest income	179	467	(288)	(61.7)%
Interest expense	(52,855)	(34,751)	18,104	52.1%
Cost of debt extinguishment	(101)	(5,151)	(5,050)	(98.0)%
Gain on sale of real estate	10,496	12,992	(2,496)	(19.2)%
Gain on sale of investment in related party	8,500	—	8,500	>100.0%
Other (losses) gains	(100)	379	(479)	>100.0%

Interest Expense

Interest expense increased to $52.9 million for the year ended December 31, 2018, compared to $34.8 million for the year ended December 31, 2017, due primarily to an increase in unsecured long-term borrowings. Total outstanding debt on our unsecured credit facilities and unsecured Senior Notes, excluding capitalized debt issuance costs, increased from $1,113.0 million at December 31, 2017, to $1,371.1 million at December 31, 2018, primarily reflecting the issuance of the Series B and Series C Notes in 2018.

Cost of debt extinguishment

The cost of debt extinguishment represents the difference between the price paid to extinguish debt compared to its carrying value, plus any unamortized debt issuance costs at the time of extinguishment. To the extent that the price paid to extinguish the debt is greater than the carrying value of debt, we would recognize a loss on extinguishment. The loss would be increased by the amount of previously capitalized debt issuance costs that remain unamortized at the time of extinguishment. To the extent that the price paid to extinguish the debt is less than the carrying value of debt, we would recognize a gain on extinguishment, netted by any unamortized debt issuance costs. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position.

Cost of debt extinguishment decreased by $5.1 million, to $0.1 million for the year ended December 31, 2018, compared to $5.2 million for the year ended December 31, 2017. The fluctuation is a direct result of costs and fees associated with our renegotiating our credit facility in 2017, whereas we did not have any similar costs or fees in 2018.

Gain on sale of investment in related party

For the year ended December 31, 2018, we sold our entire investment in 100 non-voting convertible preferred units of our Manager, a related party, to another related party of the Manager. The preferred units were sold for an aggregate sales price of $18.5 million and had a carrying value of $10.0 million at the time of sale. Prior to the sale, we had received preferred distribution income on the preferred units.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2017	2016	$	%
Revenues:
Rental income from operating leases	$170,493	$133,943	$36,550	27.3%
Earned income from direct financing leases	4,141	4,544	(403)	(8.9)%
Operating expenses reimbursed from tenants	6,721	4,173	2,548	61.1%
Other income from real estate transactions	208	209	(1)	(0.5)%
Total revenues	$181,563	$142,869	$38,694	27.1%

Total revenues increased to $181.6 million for the year ended December 31, 2017, compared to $142.9 million for the year ended December 31, 2016, primarily due to the growth in our real estate portfolio. During the year ended December 31, 2017, we closed 29 real estate acquisitions and acquired $683.6 million in real estate, excluding acquisition costs, comprised of 124 new properties.

Our real estate investments in new properties were made throughout the period, with a significant portion during the fourth quarter, and were not all outstanding for the entire period. During 2017, we recognized $17.3 million of the $56.1 million in annualized straight-line rental income from new properties acquired in 2017, with the remaining increase expected to be recognized in 2018. The increase in revenues during 2017 is also a result of the acquisitions made throughout 2016, in particular towards the second half of the year, whereby we recognized the full annualized straight-line rental revenues in 2017. In 2017, we recognized all of the $40.9 million in annualized straight-line rental income from properties acquired in 2016, compared with the $16.9 million we recognized in 2016. The increase in total revenues as a result of acquisitions made in 2017 and 2016 was partially offset by lost rental income due to real estate disposals.

Of the $683.6 million and $518.8 million in acquisitions during 2017 and 2016, approximately $314.7 million and $295.8 million, respectively, related to sale-leaseback transactions. The rental rates we receive on sale-leaseback transactions and lease assumptions on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions made during 2017 was 7.3%.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2017	2016	$	%
Operating expenses:
Depreciation and amortization	$62,263	$46,321	$15,942	34.4%
Asset management fees	14,754	10,955	3,799	34.7%
Property management fees	4,988	3,939	1,049	26.6%
Acquisition expenses	—	10,880	(10,880)	(100.0)%
Property and operating expense	6,505	3,900	2,605	66.8%
General and administrative	4,939	2,790	2,149	77.0%
State and franchise tax	624	446	178	39.9%
Provision for impairment of investment in rental properties	2,608	—	2,608	>100.0%
Total operating expenses	$96,681	$79,231	$17,450	22.0%

Depreciation and amortization

Depreciation and amortization increased to $62.3 million for the year ended December 31, 2017, compared to $46.3 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio, as discussed above. Our real estate investments were made throughout the year and were not all outstanding for the entire period; accordingly, only a portion of the increase in annualized depreciation is reflected in the full-year 2017 amounts. In addition, during the year ended December 31, 2017, we capitalized $12.3 million in acquisition expenses as the result of adopting FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The capitalized acquisition expenses are capitalized as part of the cost basis of the underlying assets acquired and are depreciated over the respective useful lives. For acquisitions made in 2016, we expensed acquisition costs as incurred. We adopted ASU 2017-01 and the respective accounting for acquisition expenses as of January 1, 2017, on a prospective basis, and therefore this new accounting standard does not impact acquisition costs previously expensed in 2016.

Asset management fees

Asset management fees increased to $14.8 million for the year ended December 31, 2017, compared to $11.0 million for the year ended December 31, 2016. The increase in 2017 is a result of an increase in our outstanding equity on a fully diluted basis, combined with an increase in the Determined Share Value. During the year ended December 31, 2017, the Independent Directors Committee increased the Determined Share Value from $77.00 per share as of December 31, 2016, to $81.00 per share as of December 31, 2017. Additionally, the number of shares of our common stock and noncontrolling membership units of the Operating Company outstanding increased as the result of continued equity capital investments. As of December 31, 2017, there were 20.46 million shares of our common stock and noncontrolling membership units of the Operating Company outstanding, compared to 16.59 million as of December 31, 2016. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

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

As noted above, we capitalized $12.3 million in acquisition expenses for the year ended December 31, 2017. The $1.4 increase in acquisition expenses capitalized in 2017 compared to amounts expensed in 2016, relates to an increase in acquisition activity in the current year.

Property and operating expense

Property and operating expense increased to $6.5 million for the year ended December 31, 2017, compared to $3.9 million for the year ended December 31, 2016. The increase is attributable to the number of properties we own whereby we are responsible for engaging a third-party property manager to manage the respective ongoing property maintenance, along with real estate taxes associated with those properties. A majority of these expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the Operating expenses reimbursed from tenants revenue caption, included in total revenues above.

General and administrative

General and administrative expenses increased to $4.9 million for the year ended December 31, 2017, compared to $2.8 million for the year ended December 31, 2016. The increase is primarily related to increased fees for costs and services associated with becoming a public reporting entity in accordance with Section 12(g) of the Exchange Act during 2017.

Provision for impairment of investment in rental properties

For the year ended December 31, 2017, we recognized an asset impairment of $2.6 million on our investments in four rental properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized direct capitalization rates ranging from 7.25% to 12.00%, and a weighted average discount rate of 8.00%. We did not recognize any asset impairments in 2016.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2017	2016	$	%
Other income (expenses)
Preferred distribution income	$737	$713	$24	3.4%
Interest income	467	88	379	>100.0%
Interest expense	(34,751)	(29,963)	4,788	16.0%
Cost of debt extinguishment	(5,151)	(133)	5,018	>100.0%
Gain on sale of real estate	12,992	5,925	7,067	>100.0%
Other gains	379	—	379	>100.0%

Interest Expense

Interest expense increased to $34.8 million for the year ended December 31, 2017, compared to $30.0 million for the year ended December 31, 2016, due primarily to an increase in long-term borrowings used to partially fund the acquisition of properties for our growing real estate investment portfolio. The debt outstanding on our unsecured credit facilities, excluding capitalized debt issuance costs, increased from $762.0 million at December 31, 2016, to $1,113.0 million at December 31, 2017.

Cost of debt extinguishment

The increase in the cost of debt extinguishment for the year ended December 31, 2017 as compared to the year ended December 31, 2016, is a result of costs and fees associated with our renegotiating our credit facility in 2017, together with the corresponding extinguishment of a prior revolver and two term loans.

Gain on sale of real estate

For the year ended December 31, 2017, we recognized a $13.0 million gain on the sale of real estate, compared to a gain of $5.9 million for the year ended December 31, 2016. During 2017 and 2016, we sold 13 properties and nine properties, respectively. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

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

We compute FFO in accordance with the standards established by the Funds From Operations White Paper — 2018 Restatement approved by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, acquisition expenses, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rentals over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. We further exclude transaction costs associated with acquiring real estate subject to existing leases, including the amortization of lease intangibles, as well as acquisition expenses paid to our Asset Manager that are based on a percentage of the gross acquisition purchase price. We exclude these costs from AFFO because they are upfront expenses that are recognized in conjunction with an acquisition, and therefore, are not indicative of ongoing operational results of the portfolio. We believe excluding acquisition expenses provides investors a view of the performance of our portfolio over time. In connection with our adoption of ASU 2017-01, effective January 1, 2017, and on a prospective basis, we capitalize all asset acquisition expenses as part of the cost basis of the tangible and intangible assets acquired. Therefore, effective January 1, 2017, we no longer adjust for acquisition expenses in our AFFO computation. We further exclude costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents our GAAP net income and non-GAAP FFO and AFFO for the years ended December 31, 2018 and 2017, in total and on a per share basis. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and noncontrolling interests. As the noncontrolling interests share in our net income on a one-for-one basis, the basic and diluted per-share amounts are the same.

	Year ended December 31,		Increase/Decrease
(in thousands, except per share data)	2018	2017	$	%
Net income	$75,105	$59,555	$15,550	26.1%
Net earnings per diluted share	3.43	3.21	0.22	6.9%
FFO	150,664	111,434	39,230	35.2%
FFO per diluted share	6.88	6.00	0.88	14.7%
AFFO	124,065	99,952	24,113	24.1%
AFFO per diluted share	$5.66	$5.38	$0.28	5.2%
Diluted WASO(1)	21,910	18,567	3,343	18.0%

(1)	Weighted average number of shares of our common stock and membership units in the Operating Company outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income increased to $75.1 million for the year ended December 31, 2018, compared to $59.6 million for the year ended December 31, 2017. Net earnings per diluted share increased to $3.43 for the year ended December 31, 2018, compared to $3.21 for the year ended December 31, 2017. The increase is mainly attributable to the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017. This portfolio growth generated increased revenues which were partially offset by increased depreciation and amortization, asset management, and property management expenses. Additional contributing factors to net income growth were an $8.5 million gain on sale of an investment in a related party in 2018, for which there was no comparable transaction in 2017, and decreased impairment charges as compared to the prior-year period. In addition, the cost of debt extinguishment decreased year-over-year due to decreased activity. These factors were partially offset by increased interest expense.

The increased net income used in the numerator of the earnings per diluted share calculation was partially offset by increased diluted WASO used in the denominator. The increase in the diluted WASO reflected shares issued as part of our ongoing equity raises. We use proceeds from the sale of stock to partially fund acquisitions of real estate, which contributes to the increased revenues discussed above.

FFO

FFO increased to $150.7 million for the year ended December 31, 2018, compared to $111.4 million for the year ended December 31, 2017. FFO per diluted share increased to $6.88 for the year ended December 31, 2018, compared to $6.00 for the year ended December 31, 2017. The increase in FFO is primarily due to increased revenues, offset by increased asset management fees, and property and operating expenses, all of which reflect the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 above. Additional contributing factors to FFO growth were an $8.5 million gain on sale of an investment in a related party in 2018, for which there was no comparable transaction in 2017, and decreased expense associated with the extinguishment of debt as compared to the prior-year period. These factors were partially offset by increased interest expense. The increased FFO in the numerator of the FFO per share calculation was partially offset by an increase in the diluted WASO used in the denominator.

AFFO

AFFO increased to $124.1 million for the year ended December 31, 2018, compared to $100.0 million for the year ended December 31, 2017. AFFO per diluted share increased to $5.66 for the year ended December 31, 2018, compared to $5.38 for the year ended December 31, 2017. The increase in AFFO is primarily due to increased contractual cash revenues as a result of net growth in the number of investments in real estate properties in our portfolio, partially offset by increased asset management fees, property and operating expenses, and interest expense. See further discussion in Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017, above. The increase in AFFO in the numerator of the AFFO per diluted share calculation was partially offset by an increase in the diluted WASO used in the denominator.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents our GAAP net income and non-GAAP FFO and AFFO for the years ended December 31, 2017 and 2016, in total and on a per share basis. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and noncontrolling interests. As the noncontrolling interests share in our net income on a one-for-one basis, the basic and diluted per-share amounts are the same.

	Year ended December 31,		Increase/Decrease
(in thousands, except per share data)	2017	2016	$	%
Net income	$59,555	$40,268	$19,287	47.9%
Net earnings per diluted share	3.21	2.76	0.45	16.3%
FFO	111,434	80,664	30,770	38.1%
FFO per diluted share	6.00	5.53	0.47	8.5%
AFFO	99,952	78,780	21,172	26.9%
AFFO per diluted share	$5.38	$5.40	$(0.02)	(0.4)%
Diluted WASO(1)	18,567	14,597	3,970	27.2%

Net income

Net income increased to $59.6 million for the year ended December 31, 2017, compared to $40.3 million in 2016. Net earnings per diluted share increased to $3.21 in 2017, compared to $2.76 in 2016. The increase is mainly attributable to the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — Year Ended December 31, 2017 Compared to Year Ended December 31, 2016, above. This investment activity generated increased revenues which were partially offset by increased depreciation and amortization, asset management, and property management expenses. In addition, we recognized $13.0 in gains on sale of real estate in 2017, compared to $5.9 million in 2016. Net income also increased in 2017 as a result of adopting the provisions of ASU 2017-01 prospectively as of January 1, 2017, which had the effect of our capitalizing acquisition costs that had been expensed in prior years. During 2017, we capitalized $12.3 million in acquisition expenses.

Partially offsetting these factors were a $5.0 million increase in costs of debt extinguishment and a $4.8 million increase in interest expense, both of which reflect the costs and fees associated with the renegotiation of our long-term credit facilities and increased borrowing capacity, as well as the impact of a $2.6 million impairment charge taken during 2017 for which there was no comparable transaction in 2016.

The increased net income used in the numerator of the earnings per diluted share calculation was partially offset by increased diluted WASO used in the denominator. The increase in the diluted WASO reflected shares issued as part of our ongoing equity raises.

FFO

FFO increased to $111.4 million for the year ended December 31, 2017, compared to $80.7 million for the year ended December 31, 2016. FFO per diluted share increased to $6.00 in 2017, compared to $5.53 in 2016. The increase in FFO is primarily due to increased revenues, offset by increased asset management fees and property and operating expenses, all of which reflect the net growth in the number of investments in real estate properties in our portfolio, as discussed in Results of Operations — Year Ended December 31, 2017 Compared to Year Ended December 31, 2016, above. FFO also increased in 2017 as a result of adopting the provisions of ASU 2017-01 prospectively as of January 1, 2017, which had the effect of our capitalizing $12.3 million of acquisition costs that had been expensed in prior years. These factors were partially offset by increased costs of debt extinguishment and interest expense. The increased FFO in the numerator of the FFO per diluted share calculation was partially offset by increased diluted WASO used in the denominator.

AFFO

AFFO increased to $100.0 million for the year ended December 31, 2017, compared to $78.8 million for the year ended December 31, 2016. AFFO per diluted share decreased to $5.38 in 2017, compared to $5.40 in 2016. The increase in AFFO is primarily due to increased contractual cash revenues as a result of the net growth in the number of investments in real estate properties in our portfolio, combined with increased asset management fees and property and operating expenses, as discussed in Year Ended December 31, 2017 Compared to Year Ended December 31, 2016, above. These factors were partially offset by increased interest expense. The increased AFFO in the numerator of the AFFO per diluted share calculation was more than offset by the increase in the diluted WASO used in the denominator.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO for the years ended December 31, 2018, 2017, and 2016. Also presented are the diluted WASO and per diluted share amounts:

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income	$75,105	$59,555	$40,268
Real property depreciation and amortization	83,994	62,263	46,321
Gain on sale of real estate	(10,496)	(12,992)	(5,925)
Provision for impairment on investment in rental properties	2,061	2,608	—
FFO	$150,664	$111,434	$80,664
Capital improvements / reserves	(196)	(196)	(194)
Straight line rent adjustment	(19,492)	(17,132)	(13,847)
Cost of debt extinguishment	101	5,151	133
Gain on sale of investment in related party	(8,500)	—	—
Amortization of debt issuance costs	1,918	1,795	1,817
Amortization of net mortgage premiums	(142)	61	(191)
Gain on interest rate swaps and other non-cash interest expense	(84)	(1,280)	—
Amortization of lease intangibles	(304)	498	(482)
Other losses (gains)	100	(379)	—
Acquisition expenses	—	—	10,880
AFFO	$124,065	$99,952	$78,780
Diluted WASO	21,910	18,567	14,597
Net earnings per share, basic and diluted	$3.43	$3.21	$2.76
FFO per diluted share	6.88	6.00	5.53
AFFO per diluted share	5.66	5.38	5.40

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

We early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), on a prospective basis, effective January 1, 2017. The guidance changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, and therefore are accounted for as asset acquisitions instead of business combinations. All of the acquisitions closed subsequent to the adoption of this guidance, and therefore during the years ended December 31, 2018 and December 31, 2017, did not meet the definition of a business and accordingly were accounted for as asset acquisitions.

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

We determine the fair value of tangible assets of an acquired property by valuing the property as if it were vacant. Management then allocates the as-if-vacant value to land and land improvements, buildings, and equipment based on comparable sales and other relevant information with respect to the property, as estimated by management. Specifically, the “if vacant” value of buildings and equipment is calculated using an income approach. Assumptions used in the income approach to value buildings include: capitalization and discount rates, lease-up time, market rents, make ready costs, land value, and land improvement value.

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

Long-lived Asset Impairment

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include factors such as expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgement is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized.

Inputs used in establishing fair value for impaired real estate assets generally fall within Level 3 of the fair value hierarchy, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs is current market conditions, as derived through our use of published commercial real estate market information. We determine the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations, and bona fide purchase offers received from third parties. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of real estate.

During the years ended December 31, 2018, 2017, and 2016, we recorded impairment charges of $2.1 million, $2.6 million, and zero, respectively, which resulted from non-payment of past due rental amounts, concerns over the respective tenants’ future viability, and changes to the overall investment strategy for certain real estate assets. In determining the fair value of the real estate assets at the time of measurement, we utilized capitalization rates ranging from 7.25% to 12.0% and a weighted average discount rate of 8.0%, which are Level 3 inputs. We believe the uncertainty in the future cash flows was reflected in the significant capitalization rate, and the estimates were based on the information available at the time of impairment. One of the properties for which an impairment charge was recorded in 2017, was subsequently sold in 2018. The assumptions we used in determining the amount of the impairment charge on this property were validated upon the subsequent sale, which was at a value consistent with our originally estimated impaired value. We classified the impairment charge within earnings from operations in the Consolidated Statements of Income and Comprehensive Income included in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

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

Derivative Instruments and Hedging

Management uses interest rate swap agreements to manage risks related to interest rate movements on our variable-rate debt. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. We adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities, effective January 1, 2018 on a modified retrospective basis. ASU 2017-12 amended the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements.

Prior to the adoption of ASU 2017-12, the gain or loss on the effective portion of the hedge was initially included as a component of other comprehensive income or loss and was subsequently reclassified into earnings when interest payments on the related debt were incurred and as the swap net settlements occurred. If and when there was ineffectiveness realized on a swap agreement, the Company recognized the ineffectiveness as a component of interest expense in the period incurred.

ASU 2017-12 removed the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. In accordance with ASU 2017-12, the gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur.

When an existing cash flow hedge is terminated, we determine the accounting treatment for the accumulated gain or loss recognized in accumulated other comprehensive income, based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If management determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method, which approximates an effective interest method. If management determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings in the period the cash flow hedge is terminated.

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

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate indebtedness under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities and floating-rate mortgage bear interest at floating rates based on LIBOR plus the applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate. As of December 31, 2018, and December 31, 2017, we had 28 and 29 interest rate swap agreements outstanding, respectively, in an aggregate notional amount of $760.1 million and $795.2 million, respectively. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The following table summarizes the terms of our interest rate swap agreements as of December 31, 2018.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(411)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	2,702
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	769
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	222
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	915
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	1,130
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	132
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	355
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	605
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	727
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	930
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	2,877
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	345
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	(189)
M&T Bank	August 2021	1.02%	one-month LIBOR	5,051	177
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(362)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(254)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	271
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	1,484
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	554
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	382
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	728
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	299
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	903
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	59
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(222)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	1,067
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(382)
				$760,051	$15,813

With the exception of our interest rate swap transactions, we have not engaged in transactions in other derivative financial instruments or derivative commodity instruments.

As of December 31, 2018, our financial instruments were denominated in U.S. dollars, and therefore were not exposed to significant market risk due to foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Rochester, New York

March 14, 2019

We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,641,746	$2,186,141
Accounted for using the direct financing method	42,000	41,617
Investment in rental property, net	2,683,746	2,227,758
Cash and cash equivalents	18,612	9,355
Restricted cash	377	744
Accrued rental income	69,247	52,018
Tenant and other receivables, net	1,026	897
Tenant and capital reserves	1,136	943
Prepaid expenses and other assets	2,803	267
Notes receivable	—	6,527
Investment in related party	—	10,000
Interest rate swap, assets	17,633	11,008
Intangible lease assets, net	286,258	242,659
Debt issuance costs – unsecured revolver, net	2,261	3,026
Leasing fees, net	13,698	13,554
Total assets	$3,096,797	$2,578,756
Liabilities and equity
Unsecured revolver	$141,100	$273,000
Mortgages and notes payable, net	78,952	67,832
Unsecured term notes, net	1,225,773	836,912
Interest rate swap, liabilities	1,820	5,020
Accounts payable and other liabilities	22,269	20,345
Due to related parties	114	722
Tenant improvement allowances	2,125	5,669
Accrued interest payable	9,777	3,311
Intangible lease liabilities, net	85,947	81,744
Total liabilities	1,567,877	1,294,555
Commitments and contingencies (See Note 18)
Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 22,014 and 18,909 shares issued and outstanding at December 31, 2018 and 2017, respectively	22	19
Additional paid-in capital	1,557,421	1,301,979
Subscriptions receivable	—	(15)
Cumulative distributions in excess of retained earnings	(155,150)	(120,280)
Accumulated other comprehensive income	14,806	5,122
Total Broadstone Net Lease, Inc. stockholders’ equity	1,417,099	1,186,825
Non-controlling interests	111,821	97,376
Total equity	1,528,920	1,284,201
Total liabilities and equity	$3,096,797	$2,578,756

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the years ended December 31,
	2018	2017	2016
Revenues
Rental income from operating leases	$222,208	$170,493	$133,943
Earned income from direct financing leases	3,941	4,141	4,544
Operating expenses reimbursed from tenants	11,221	6,721	4,173
Other income from real estate transactions	109	208	209
Total revenues	237,479	181,563	142,869
Operating expenses
Depreciation and amortization	83,994	62,263	46,321
Asset management fees	18,173	14,754	10,955
Property management fees	6,529	4,988	3,939
Acquisition expenses	—	—	10,880
Property and operating expense	11,157	6,505	3,900
General and administrative	6,162	4,939	2,790
State and franchise tax	857	624	446
Provision for impairment of investment in rental properties	2,061	2,608	—
Total operating expenses	128,933	96,681	79,231
Other income (expenses)
Preferred distribution income	440	737	713
Interest income	179	467	88
Interest expense	(52,855)	(34,751)	(29,963)
Cost of debt extinguishment	(101)	(5,151)	(133)
Gain on sale of real estate	10,496	12,992	5,925
Gain on sale of investment in related party	8,500	—	—
Other (losses) gains	(100)	379	—
Net income	75,105	59,555	40,268
Net income attributable to non-controlling interests	(5,730)	(4,756)	(3,914)
Net income attributable to Broadstone Net Lease, Inc.	$69,375	$54,799	$36,354
Weighted average number of common shares outstanding
Basic	20,242	17,084	13,178
Diluted	21,910	18,567	14,597
Net Earnings per common share
Basic and diluted	$3.43	$3.21	$2.76
Comprehensive income
Net income	$75,105	$59,555	$40,268
Other comprehensive income
Change in fair value of interest rate swaps	10,584	4,166	13,771
Realized gain on interest rate swaps	(84)	(873)	—
Comprehensive income	85,605	62,848	54,039
Comprehensive income attributable to non-controlling interests	(6,546)	(5,019)	(5,253)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$79,059	$57,829	$48,786

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interests	Total
Balance, January 1, 2016	$11	$738,909	$(1,506)	$(56,911)	$(10,340)	$77,782	$747,945
Net income	—	—	—	36,354	—	3,914	40,268
Issuance of 3,784 shares of common stock	4	284,062	(8,284)	—	—	—	275,782
Other offering costs	—	(1,310)	—	—	—	—	(1,310)
Issuance of 97 membership units	—	—	—	—	—	7,190	7,190
Distributions declared ($0.405 per share January and February 2016, $0.410 per share March through December 2016)	—	—	—	(69,403)	—	(7,552)	(76,955)
Change in fair value of interest rate swap agreements	—	—	—	—	12,432	1,339	13,771
Redemption of 109 shares of common stock	—	(8,154)	—	—	—	—	(8,154)
Adjustment of non-controlling interests	—	(4,076)	—	—	—	4,076	—
Balance, December 31, 2016	15	1,009,431	(9,790)	(89,960)	2,092	86,749	998,537
Net income	—	—	—	54,799	—	4,756	59,555
Issuance of 3,833 shares of common stock	4	303,711	9,775	—	—	—	313,490
Other offering costs	—	(1,380)	—	—	—	—	(1,380)
Issuance of 161 membership units	—	—	—	—	—	12,913	12,913
Distributions declared ($0.410 per share January 2017, $0.415 per share February through December 2017)	—	—	—	(85,119)	—	(7,649)	(92,768)
Change in fair value of interest rate swap agreements	—	—	—	—	3,834	332	4,166
Realized loss on interest rate swap agreements	—	—	—	—	(804)	(69)	(873)
Conversion of 37 membership units to 37 shares of common stock	—	2,986	—	—	—	(2,986)	—
Redemption of 119 shares of common stock	—	(9,439)	—	—	—	—	(9,439)
Adjustment of non-controlling interests	—	(3,330)	—	—	—	3,330	—
Balance, December 31, 2017	19	1,301,979	(15)	(120,280)	5,122	97,376	1,284,201
Net income	—	—	—	69,375	—	5,730	75,105
Issuance of 3,233 shares of common stock	3	268,478	15	—	—	—	268,496
Other offering costs	—	(1,158)	—	—	—	—	(1,158)
Issuance of 194 membership units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.415 per share January 2018, $0.430 per share February through December 2018)	—	—	—	(104,245)	—	(8,724)	(112,969)
Change in fair value of interest rate swap agreements	—	—	—	—	9,762	822	10,584
Realized gain on interest rate swap agreements	—	—	—	—	(78)	(6)	(84)
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 127 shares of common stock	—	(10,304)	—	—	—	—	(10,304)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Adjustment of non-controlling interests	—	(1,510)	—	—	—	1,510	—
Balance, December 31, 2018	$22	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Operating activities
Net income	$75,105	$59,555	$40,268
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	83,690	62,759	45,839
Provision for impairment of investment in rental properties	2,061	2,608	—
Amortization of debt issuance costs charged to interest expense	1,776	1,893	1,626
Straight-line rent and financing lease adjustments	(19,492)	(17,132)	(13,847)
Cost of debt extinguishment	101	5,151	81
Gain on sale of real estate	(10,496)	(12,992)	(5,925)
Settlement of interest rate swap	760	(1,965)	—
Gain on sale of investment in related party	(8,500)	—	—
Leasing fees paid	(1,399)	(3,339)	(2,932)
Other non-cash items	528	(1,258)	405
Changes in assets and liabilities:
Tenant and other receivables	(876)	(542)	214
Prepaid expenses and other assets	(936)	(8)	212
Accounts payable and other liabilities	(777)	1,501	1,060
Accrued interest payable	6,466	1,709	188
Net cash provided by operating activities	128,011	97,940	67,189
Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $20,845, $5,205 and $0 in 2018, 2017 and 2016, respectively	(575,764)	(657,286)	(500,061)
Related party acquisition of rental property accounted for using the operating method, net of mortgage assumed of $0, $6,721 and $0 in 2018, 2017 and 2016, respectively	—	(7,531)	—
Acquisition of rental property accounted for using the direct financing method	(430)	(3,546)	(544)
Capital expenditures and improvements	(4,960)	(6,606)	(1,938)
Issuance of notes receivable	—	—	(2,827)
Proceeds from sale of investment in related party	18,500	—	—
Proceeds from disposition of rental property, net	53,988	63,310	34,890
Increase in tenant and capital reserves	(193)	(176)	(93)
Change in deposits on investments in rental property	(1,600)	—	—
Net cash used in investing activities	(510,459)	(611,835)	(470,573)
Financing activities
Proceeds from issuance of common stock, net	215,902	272,827	246,453
Redemptions of common stock	(10,204)	(9,439)	(8,154)
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $20,845, $11,926 and $0 in 2018, 2017 and 2016, respectively	415,000	515,000	114,000
Principal payments on mortgages, notes payable and unsecured term notes	(34,722)	(386,080)	(11,387)
Borrowings on unsecured revolver	343,600	494,000	308,500
Repayments on unsecured revolver	(475,500)	(323,000)	(206,500)
Cash distributions paid to stockholders	(51,845)	(44,540)	(35,731)
Cash distributions paid to non-controlling interests	(8,638)	(7,574)	(6,967)
Debt issuance and extinguishment costs paid	(2,255)	(10,303)	(864)
Net cash provided by financing activities	391,338	500,891	399,350
Net increase (decrease) in cash and cash equivalents and restricted cash	8,890	(13,004)	(4,034)
Cash and cash equivalents and restricted cash at beginning of period	10,099	23,103	27,137
Cash and cash equivalents and restricted cash at end of period	$18,989	$10,099	$23,103
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$9,355	$21,635	$27,050
Restricted cash at beginning of period	744	1,468	87
Cash and cash equivalents and restricted cash at beginning of period	$10,099	$23,103	$27,137

Cash and cash equivalents at end of period	$18,612	$9,355	$21,635
Restricted cash at end of period	377	744	1,468
Cash and cash equivalents and restricted cash at end of period	$18,989	$10,099	$23,103

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

December 31, 2018, 2017, and 2016

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. At December 31, 2018, the Corporation owned a diversified portfolio of 621 individual net leased commercial properties located in 42 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the Operating Company. The remaining interests in the Operating Company, which are referred to as non-controlling interests, are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The following table summarizes the economic ownership interest in the Operating Company at December 31, 2018, 2017, and 2016:

	December 31,
Percentage of shares owned by	2018	2017	2016
Corporation	92.7%	92.4%	91.4%
Non-controlling interests	7.3%	7.6%	8.6%
	100.0%	100.0%	100.0%

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s (as defined below) affairs. The Corporation is externally managed and its Board of Directors has retained the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy and to provide certain property management services for the Corporation’s properties, subject to the Board of Director’s direction, oversight, and approval. The Asset Manager is a wholly owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Company. Refer to Note 3 for further discussion over related parties and related party transactions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company, and its consolidated subsidiaries, all of which are wholly owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.7% interest in the Operating Company at December 31, 2018 and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation has concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

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

Investment in Rental Property

Rental property accounted for under operating leases is recorded at cost. Rental property accounted for under direct financing leases is recorded at its net investment, which generally represents the cost of the property at the inception of the lease.

The Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), on a prospective basis, effective January 1, 2017. The guidance changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, and therefore are accounted for as asset acquisitions instead of business combinations. All of the acquisitions closed subsequent to the adoption of this guidance, and therefore during the years ended December 31, 2018 and 2017, did not meet the definition of a business and accordingly were accounted for as asset acquisitions.

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

Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and leasing and development costs incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and leasing and development costs are amortized over lives which are consistent with the related assets. There were no capitalized interest or real estate taxes during the years ended December 31, 2018, 2017, and 2016.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition.  Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized.

Inputs used in establishing fair value for real estate assets generally fall within Level 3 of the fair value hierarchy, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs is current market conditions, as derived through the use of published commercial real estate market information. The Company determines the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties. Management may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

For the years ended December 31, 2018, 2017, and 2016, the Company recorded impairment charges of $2,061, $2,608, and $0, respectively, which resulted from non-payment of rental amounts, concerns over the respective tenant’s future viability, and changes to the overall investment strategy for certain real estate assets. The amount of the impairment charge was based on management’s consideration of the factors detailed above. In determining the fair value of the impaired assets at September 30, 2018, the time of measurement, the Company utilized capitalization rates ranging from 7.50% to 10.00%, and a weighted average discount rate of 8.00%. In determining the fair value of the impaired assets at September 30, 2017, the time of measurement, the Company utilized capitalization rates ranging from 7.25% to 12.00%, and a weighted average discount rate of 8.00%.

The Company has reduced the carrying values of the impaired real estate assets to their estimated fair values at the measurement dates as detailed below:

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

Investments in Rental Property Held for Sale

The Company classifies investments in rental property as held for sale when all of the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of investment properties, (iii) an active program to locate a buyer and conduct other actions required to complete the sale has been initiated, (iv) the sale of the property is probable in occurrence and is expected to qualify as a completed sale, (v) the property is actively marketed for sale at a sale price that is reasonable in relation to its fair value, and (vi) actions required to complete the sale indicate that it is unlikely that any significant changes will be made or that the plan to sell will be withdrawn.

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately on the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2018 and 2017, the Company did not have any properties that met the held for sale criteria, and therefore, were not classified as held for sale.

Sales of Real Estate

As described further in Recently Adopted Accounting Standards elsewhere in Note 2, the Company adopted ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, effective January 1, 2018 on a prospective basis. Under ASU 2017-05, the Company’s sales of real estate are generally considered to be sales to non-customers, requiring the Company to identify each distinct non-financial asset promised to the buyer. The Company determines whether the buyer obtains control of the non-financial assets, achieved through the transfer of the risks and rewards of ownership of the non-financial assets. If control is transferred to the buyer, the Company derecognizes the asset.

If the Company determines that it did not transfer control of the non-financial assets to the buyer, the Company analyzes the contract for separate performance obligations and allocates a portion of the sales price to each performance obligation. As performance obligations are satisfied, the Company recognizes the respective income in the Consolidated Statements of Income and Comprehensive Income.

Prior to the adoption of ASU 2017-05, the Company recognized real estate sales when all of the following criteria were met: (i) a sale was consummated, (ii) the buyer had demonstrated an adequate commitment to pay for the property, (iii) the Company’s receivable was not subject to future subordination, and (iv) the Company had transferred the risks and rewards of ownership to the buyer and did not have continuing involvement. Unless all conditions were met, recognition of all or a portion of the profit was deferred.

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2018, 2017, and 2016, the Company did not have property dispositions that qualified as discontinued operations.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Land improvements	15 years
Buildings and other improvements	15 to 39 years
Equipment	7 years

Rental Expense

Rental expense associated with land that the Company leases under non-cancellable operating leases, is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and cash rental payments due under provisions of the lease is recorded as a deferred liability and is included as a component of Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

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

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, notes payable, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is greater than or equal to 75% of the underlying property’s estimated useful life, or (iv) the present value of the future minimum lease payments (excluding executory costs) is greater than or equal to 90% of the fair value of the leased property. If one or more of these criteria are met, and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease. Consistent with FASB

Accounting Standards Codification (“ASC”) 840, Leases, if the fair value of the land component is 25% or more of the total fair value of the leased property, the land is considered separately from the building for purposes of applying the lease term and minimum lease payments criterion in (iii) and (iv) above.

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date and are included in Accounts payable and other liabilities on the Consolidated Balance Sheets. Rents received in advance at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Rents received in advance	$7,832	$8,585

Allowance for Doubtful Accounts

Management periodically reviews the sufficiency of the allowance for doubtful accounts, taking into consideration its historical losses and existing economic conditions, and adjusts the allowance as it considers necessary. Uncollected tenant receivables are written off against the allowance when all possible means of collection have been exhausted.

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Balance as of January 1	$742	$323	$262
Provision for doubtful accounts	1,521	419	67
Write-offs	(177)	—	(6)
Balance as of December 31	$2,086	$742	$323

Notes Receivable

Balances in notes receivable represent interest-only loans to third parties secured by the real estate assets of the obligors. The Manager performs property management functions for each of the loan holders. Management evaluates the creditworthiness of each borrower prior to entering into the loan agreements. Further, management periodically reviews the notes receivable for collectability based on historical experience, continued review of the obligor’s creditworthiness, and other relevant factors. Interest income on notes receivable is recognized as it is earned in accordance with the applicable loan agreement and is included as a component of Other income (expenses) in the Consolidated Statements of Income and Comprehensive Income.

Tenant and Capital Reserves

The terms of one of the Company’s operating leases requires the establishment of tenant and capital reserves. Under the tenant reserve requirement, amounts are deposited into an escrow account, to be used to fund certain costs to maintain the rental property. Under the capital reserve lease requirement, the tenant is required to pay additional amounts to fund capital improvements, replacements, and repairs made to the property. The Company has no obligation to fund capital improvements beyond these reserve balances.

The balances of the tenant and capital reserves at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Tenant reserve	$774	$627
Capital reserve	362	316
	$1,136	$943

Debt Issuance Costs

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

Debt issuance costs – Mortgages and notes payable – Debt issuance costs incurred in connection with the Company’s mortgages and notes payable have been deferred and are being amortized over the term of the respective loan term using the straight-line method, which approximates the effective interest method, and are recorded in Mortgages and notes payable, net on the Consolidated Balance Sheets.

Debt issuance costs – Unsecured term notes and senior notes – Debt issuance costs incurred in connection with the Company’s unsecured term notes and senior notes have been deferred and are being amortized over the term of the respective loan term using the straight-line method, which approximates the effective interest method, and are recorded in Unsecured term notes, net on the Consolidated Balance Sheets.

In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the Company presents debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the liability, consistent with debt discounts, in the Consolidated Balance Sheets.

The following table summarizes debt issuance costs on the Consolidated Balance Sheets at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Unsecured Revolver:
Debt issuance costs	$3,431	$3,431
Less accumulated amortization	(1,170)	(405)
	$2,261	$3,026
Mortgages and notes payable:
Debt issuance costs	$834	$1,040
Less accumulated amortization	(335)	(402)
	$499	$638
Unsecured term notes and senior notes:
Debt issuance costs	$6,997	$4,788
Less accumulated amortization	(2,770)	(1,700)
	$4,227	$3,088

Leasing Fees

Leasing fees represent costs incurred to lease properties to tenants and are being amortized using the straight-line method over the term of the lease to which they relate, which range from 9 to 29 years.

Derivative Instruments

The Company uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. As discussed in Recently Adopted Financial Standards elsewhere in Note 2, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities, effective January 1, 2018 on a modified retrospective basis. ASU 2017-12 amended the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements.

Prior to the adoption of ASU 2017-12, the gain or loss on the effective portion of the hedge was initially included as a component of other comprehensive income or loss and was subsequently reclassified into earnings when interest payments on the related debt were incurred and as the swap net settlements occurred. If and when there was ineffectiveness realized on a swap agreement, the Company recognized the ineffectiveness as a component of interest expense in the period incurred.

ASU 2017-12 removed the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. In accordance with ASU 2017-12, the gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur.

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

The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Property Loss and Insurance Recoveries

Property losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 350, Intangibles – Goodwill and Other, and ASC 360, Property, Plant, and Equipment. Under the terms of the Company’s lease agreements with tenants, a majority of which are triple-net whereby the tenants are responsible for insurance, taxes, and maintenance, among other property costs, the tenants are responsible for repairs and maintenance to the properties. The terms of the leases also require the tenants to continue making their monthly rental payments despite the property loss. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial property loss as an acceleration of depreciation and evaluates whether all or a portion of the property loss can be offset by the recognition of insurance recoveries.

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

Non-controlling Interests

Non-controlling interests represents the membership interests held in the Operating Company of 7.3%, 7.6%, and 8.6% at December 31, 2018, 2017, and 2016, respectively, by third parties which are accounted for as a separate component of equity.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio, and therefore, each property or property type is not considered an individual operating segment. The Company does not evaluate the results of operations based on geography, size, or property type.

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

The balances of financial instruments measured at fair value on a recurring basis at December 31, 2018 and 2017 are as follows (see Note 11):

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$17,633	$—	$17,633	$—
Interest rate swap, liabilities	(1,820)	—	(1,820)	—
	$15,813	$—	$15,813	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$11,008	$—	$11,008	$—
Interest rate swap, liabilities	(5,020)	—	(5,020)	—
	$5,988	$—	$5,988	$—

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At  December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

The Company has estimated that the carrying amount reported on the Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, net, Notes receivable, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

The fair value of the Company’s debt was estimated using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolver at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Carrying amount	$1,450,551	$1,181,470
Fair value	1,439,264	1,177,197

As disclosed under the Long-lived Asset Impairment section elsewhere in Note 2, the Company’s non-recurring fair value measurements at December 31, 2018 and 2017, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

The Company is required to file income tax returns with federal and various state taxing authorities. At December 31, 2018, the Company’s federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2015 through 2017 tax years.

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

The Company has determined that it has no uncertain tax positions at December 31, 2018 and 2017, or for the years ended December 31, 2018, 2017, and 2016, which include the tax status of the Company.

Interest and penalties related to income taxes are charged to tax expense during the year in which they are incurred.

Taxes Collected From Tenants and Remitted to Governmental Authorities

A majority of  the Company’s properties are leased on a triple-net basis, which provides that the tenants are responsible for the payment of all property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis.

The following table summarizes the approximate property tax payments made directly to the taxing authorities by the Company’s tenants, pursuant to their lease obligations, for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Property taxes paid by tenants directly to taxing authority	$23,800	$19,700	$16,200

In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where revenue is included in Operating expenses reimbursed from tenants and expense is included in Property and operating expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes taxes collected from tenants and remitted to governmental authorities for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Property taxes collected from tenants	$5,572	$2,877	$2,004
Property taxes remitted on behalf of tenants	5,547	2,899	1,933

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements. The new guidance removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Disclosure requirements have been modified to include a tabular disclosure related to the effect of hedging instruments on the income statement and eliminate the requirement to disclose the ineffective portion of the change in fair value of such instruments. The new guidance is effective January 1, 2019, with early adoption permitted, and provides companies with a modified retrospective transition method for each cash flow and net investment hedge relationship existing on the date of adoption. This adoption method requires a company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company early adopted the guidance effective January 1, 2018. The Company did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Previously, there had been no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 as of January 1, 2018. In line with the retrospective adoption of this standard, the Company removed the change in restricted cash of $724 and $(1,381) from Cash flows used in investing activities for the years ended December 31, 2017 and 2016, respectively . See Reclassifications elsewhere in Note 2.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides classification guidance for eight specific topics, including but not limited to, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 became effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 as of January 1, 2018. The classification of debt extinguishment costs in the Consolidated Statements of Cash Flows addressed by ASU 2016-15 is applicable to the Company. However, adoption of this guidance did not have an impact on the Company’s Consolidated Statements of Cash Flows, as the Company historically classified these cash flows as required by the guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, including all updates, is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018, on a modified retrospective basis. The adoption had no effect on the Company’s Consolidated Financial Statements as the Company’s revenues are lease related, which are not subject to provisions of ASU 2014-09.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. This new guidance was required to be adopted concurrently with the amendments in ASU 2014-09. The new pronouncement adds guidance for partial sales of nonfinancial assets, including real estate. In adopting ASU 2017-05, companies may use either a full retrospective or a modified retrospective approach. The Company previously recognized revenue on sales of real estate at the time the asset was transferred (i.e., at the time of closing). Upon adoption of ASU 2014-09, as discussed above, and therefore ASU 2017-05, the Company now evaluates any separate contract or performance obligation to determine proper timing of revenue recognition, as well as sales price allocation when a performance obligation is identified. Adoption of this pronouncement had no effect on the Company’s Consolidated Financial Statements during the year ended December 31, 2018 or in any periods.

Other Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02, and related ASUs subsequently issued, are effective January 1, 2019, with early adoption permitted. The guidance requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. Under the new pronouncement, lessor accounting is largely unchanged from existing GAAP, however disclosures will be expanded.   The new standard provides a number of practical expedients, one of which, ‘the Package of Three’, allows an entity to not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for existing leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements which provides an optional transition method where an entity can initially apply the guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented will continue to be in accordance with current GAAP (ASC 840), including the required disclosures. The new guidance also allows lessors to make an accounting policy election, by class of underlying asset, to not separate non-lease components from the associated lease component and to account for those components as a single component if certain conditions are met. The guidance requires all income from leases to be presented as a single line item, rather than the current presentation where rental income from leases is shown separately from reimbursements from tenants on the Consolidated Statements of Income and Comprehensive Income. In addition, bad debt expense is required to be presented as an adjustment to revenue, rather than the current presentation within Operating expenses on the Consolidated Statements of Income and Comprehensive Income.

The Company is primarily a lessor and therefore adoption of ASU 2016-02 will not have a material impact on the Consolidated Financial Statements. The Company has completed its inventory of leases and has identified changes needed to its processes and systems impacted by the new standard and will adopt the guidance using the transition method provided in ASU 2018-11 on January 1, 2019. The Company does not anticipate a material cumulative-effect adjustment to the opening balance of retained earnings. The Company will elect the practical expedient to not separate non-lease components and, based on the assessment of the current leases in the portfolio, the components will be combined and accounted for in accordance with ASC 842. The Company will elect the Package of Three practical expedient and expects to present revenue related to leases as a single line item, net of bad debt expense, on the Consolidated Statements of Income and Comprehensive Income beginning January 1, 2019. Upon adoption, the Company expects to recognize a right-of-use asset and corresponding lease liability of approximately $1,700 and $1,300, respectively, for operating leases where it is the lessee (see Note 18). The right-of-use asset will be presented net of the existing straight-line rent liability of $7 and the ground lease intangible asset of $432.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changes how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit loss, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. ASU 2016-13 is effective January 1, 2020, with early adoption permitted beginning on January 1, 2019, under a modified retrospective application. The Company continues to evaluate the impact this new standard will have on its Consolidated Financial Statements, but does not expect such impact to be material based upon the composition of its current lease portfolio.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its Consolidated Financial Statements and expects to adopt the new disclosures on a prospective basis on January 1, 2020.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Currently under Topic 815, the eligible benchmark interest rates in the United States are the interest rates on direct Treasury obligations of the U.S. government (UST), the LIBOR swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate, which was introduced in ASU 2017-12. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities that have already adopted the amendments in ASU 2017-12 (see Recently Adopted Accounting Standards elsewhere in Note 2). The Company will adopt the guidance effective January 1, 2019 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company does not anticipate the adoption of this guidance to have an impact on the Consolidated Financial Statements.

Reclassifications

As described below, certain prior period amounts have been reclassified to conform with the current period’s presentation.

In connection with the adoption of ASU 2016-18, Statement of Cash Flows – Restricted Cash, discussed in Recently Adopted Accounting Standards elsewhere in Note 2, certain reclassifications have been made to prior-period balances to conform to current presentation in the Consolidated Statements of Cash Flows. Under ASU 2016-18, changes in restricted cash which were previously shown in Cash flows used in investing activities in the Consolidated Statements of Cash Flows are now reflected as part of the total change in cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows.

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

In exchange for services provided under the Property Management Agreement, the Manager receives certain fees and other compensation as follows:

(i)	3% of gross rentals collected each month from the rental property for property management services (other than one property, which has a separate agreement for 5% of gross rentals); and
(ii)	Re-leasing fees for existing rental property equal to one month’s rent for a new lease with an existing tenant and two months’ rent for a new lease with a new tenant.

In addition, prior to January 1, 2018, the Manager was able to provide, but was not obligated to provide, short-term financing to, or guarantees for, the Operating Company. In exchange for these services, the Manager was entitled to receive an interest rate of up to the prime rate plus 1.00% in exchange for any advances to the Operating Company, and 0.05% for guaranteeing recourse carve-outs on financing arrangements. No such advances or guarantees were made during the years ended December 31, 2017 and 2016.

The Property Management Agreement will automatically renew on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Property Management Agreement. The Property Management Agreement provides for termination (i) immediately by the Corporation’s Independent Directors Committee (“IDC”) for Cause, as defined in the Property Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Manager, in connection with a change in control of the Manager, as defined in the Property Management Agreement, (iii) by the IDC, by providing the Manager with written notice of termination not less than one year prior to the last calendar day of any renewal term, (iv) by the Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Termination Event, and (vi) by the IDC upon a Key Person Event.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at December 31, 2018, if the Property Management Agreement had been terminated at December 31, 2018, subject to the conditions noted above, the termination fee would have been $19,588.

Asset Management Agreement

The Corporation and the Operating Company are party to an asset management agreement (as amended the “Asset Management Agreement”) with the Asset Manager, a single member limited liability company with the Manager as the single member, and therefore a related party in which certain directors of the Corporation have an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager is responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the Corporation’s IDC for its valuation functions and other duties. The Asset Manager also nominates two individuals to serve on the Board of Directors of the Corporation.

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

(i)

a quarterly asset management fee equal to 0.25% of the aggregate value of common stock, based on the   per share value as determined by the IDC each quarter, on a fully diluted basis as if all interests in the Operating Company had been converted into shares of the Corporation’s common stock;

(ii)	0.5% of the proceeds from future equity closings as reimbursement for offering, marketing, and brokerage expenses;
(iii)

1% of the gross purchase price paid for each rental property acquired (other than acquisitions described in (iv) below), including any property contributed in exchange for membership interests in the Operating Company;

(iv)

2% of the gross purchase price paid for each rental property acquired in the event that the acquisition of a rental property requires a new lease (as opposed to the assumption of an existing lease), such as a sale-leaseback transaction; and

(v)	1% of the gross sale price received for each rental property disposition.

For the year ended December 31, 2018, the following was included in the Asset Management Agreement, in addition to the fees noted above:

(vi)	1% of the Aggregate Consideration, as defined in the Asset Management Agreement, received in connection with a Disposition Event.

The Asset Management Agreement will automatically renew on January 1, 2019, for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Asset Management Agreement. The Asset Management Agreement provides for termination (i) immediately by the IDC for Cause, as defined in the Asset Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Asset Manager, in connection with a change in control of the Asset Manager, as defined in the Asset Management Agreement, (iii) by the IDC, by providing the Asset Manager with written notice of termination not less than one year prior to the last calendar of any renewal term, (iv) by the Asset Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Disposition Event, and (vi) by the IDC upon a Key Person Event

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at December 31, 2018, if the Asset Management Agreement had been terminated at December 31, 2018 subject to the conditions noted above, the termination fee would have been $54,520.

Total fees incurred under the Property Management Agreement and Asset Management Agreement for the years ended December 31, 2018, 2017, and 2016, are as follows:

(in thousands)	Financial Statement	For the years ended December 31,
Type of Fee	Presentation	2018	2017	2016
Asset management fee	Asset management fees	$18,173	$14,754	$10,955
Property management fee	Property management fees	6,529	4,988	3,939
Total management fee expense		24,702	19,742	14,894

Marketing fee (offering costs)	Additional paid-in capital	1,158	1,380	1,310
Acquisition fee	Capitalized as a component of assets acquired in 2018 and 2017 (See Note 4) and included as acquisition expenses in 2016	5,907	6,580	5,203
Leasing fee	Leasing fees, net	1,399	3,339	2,932
Disposition fee	Gain on sale of real estate	573	605	133
Total management fees		$33,739	$31,646	$24,472

Included in management fees are $114 and $722 of unpaid fees recorded in Due to related parties on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

Investment in Related Party

On June 30, 2015, the Company issued 139 shares with a value of $10,000 to the Manager in exchange for 100 non-voting convertible preferred units of the Manager, which represented a 6.4% ownership interest in the Manager at the time of the transaction on a fully-diluted basis. The Company had the right to convert the preferred units to non-voting common units of the Manager between January 1, 2018 and December 31, 2019. Subsequent to the conversion period, the Manager had the option to redeem the convertible preferred units at their original value of $10,000, plus any accrued and unpaid preferred return. On July 31, 2018, the Company sold its investment to an existing owner of the Manager. The preferred units were sold for an aggregate sales price of $18,500 and had a carrying value of $10,000 at the time of sale. The transaction was approved by the Board of Directors and IDC. At December 31, 2017, the carrying amount of the investment was $10,000. The preferred units provided a stated preferred return at inception of 7.0% with 0.25% increases every June 30th. Preferred distributions related to the investment in the Manager for the years ended December 31, 2018, 2017, and 2016 amounted to $440, $737, and $713, respectively.

Legal Services

The Company retains the legal services of Vaisey Nicholson & Nearpass, PLLC (“VNN”), formerly a related party. One former minority partner of VNN is an immediate family member to a member of the management of the Company and an indirect minority owner of the Manager. Beginning January 2017, the family member was no longer an owner or partner of VNN and therefore, prospectively, VNN is no longer deemed a related party. Legal services obtained from VNN are mainly for acquisition and disposition of real estate and related matters, as well as general counsel regarding property management and financing. The Company utilizes the services of other outside legal counsel as well. These fees are paid for in cash within the Company’s normal payment cycle for vendor payments. The following table details the type of legal fees incurred from VNN as a related party for the year ended December 31, 2016:

(in thousands)	Financial Statement	December 31,
Type of Fee	Presentation	2016
Legal services – general	General and administrative	$324
Organization costs	General and administrative	22
		346
Finance related costs	Debt issuance costs(a)	122
Acquisition related fees	Acquisition expenses	2,520
Legal services - tenant related	Property and operating expenses	40
Property disposition related fees	Gain on sale of real estate	47
Total related party legal expenses		$3,075
(a)	Amounts are recorded within Debt issuance costs – unsecured revolver, net, Mortgages and notes payable, net, and Unsecured term notes, net, on the accompanying Consolidated Balance Sheets.

4. Acquisitions

The Company closed on the following acquisitions during the year ended December 31, 2018:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170	(a)
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(b)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433	(c)
July 12, 2018	Industrial	1	11,212
July 17, 2018	Retail	5	14,845
July 17, 2018	Office	1	34,670
August 6, 2018	Industrial	2	4,802
August 10, 2018	Retail	20	44,977
October 11, 2018	Healthcare	4	17,448
October 26, 2019	Industrial	1	8,816
October 31, 2018	Retail	1	2,016
November 30, 2018	Retail	3	5,357
December 4, 2018	Retail	2	6,036
December 6, 2018	Healthcare	6	46,100
December 12, 2018	Healthcare	1	20,312
December 20, 2018	Industrial	1	18,250
December 20, 2018	Healthcare	18	93,129
December 28, 2018	Industrial	1	10,035
December 28, 2018	Healthcare	5	14,037
		113	$606,825	(d)
(a)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $3,700, in exchange for a reduction in the cash paid for the transaction (see Note 8).
(b)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate at 4.36% and a maturity date of August 2025 (see Note 10).
(c)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $2,827, in exchange for a reduction in the cash paid for the transaction (see Note 8).
(d)	Acquisition price does not include capitalized acquisition costs of $12,643.

The Company closed on the following acquisitions during the year ended December 31, 2017:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retail	25	48,898
June 2, 2017	Healthcare	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Healthcare	7	25,989
July 7, 2017	Office	1	32,210
August 4, 2017	Healthcare	3	11,732
August 31, 2017	Healthcare	3	16,700
August 31, 2017	Industrial	2	6,148
September 13, 2017	Retail	5	4,994
September 29, 2017	Industrial/Retail	7	30,012
September 29, 2017	Industrial	1	57,372
October 13, 2017	Healthcare	1	10,000	(e)
November 1, 2017	Other	4	15,693	(f) (g)
December 7, 2017	Office	2	19,295
December 7, 2017	Healthcare	1	5,095
December 7, 2017	Healthcare	1	2,678
December 8, 2017	Industrial/Office	3	74,200
December 14, 2017	Office	1	24,500
December 18, 2017	Other	1	22,585
December 22, 2017	Industrial	2	19,000
December 22, 2017	Industrial	1	21,037
December 27, 2017	Retail	1	1,446
December 28, 2017	Industrial	1	28,450
December 29, 2017	Retail	9	28,224
December 29, 2017	Retail	20	39,552
December 29, 2017	Healthcare	6	19,868
		124	$683,644	(h)
(e)

In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $5,205 with a variable interest rate at one-month LIBOR plus 3.0% and a maturity date of August 2021 (see Note 10). The Company also assumed an interest rate swap with a fixed rate of 1.02% and a maturity date of August 2021 (see Note 11).

(f)	The acquisition was conducted with a related party and approved by the IDC. The fees required under the Asset Management Agreement (see Note 3) were waived by the Asset Manager.
(g)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $6,721 with an interest rate of 3.65% and a maturity date of October 2026 (see Note 10).
(h)	Acquisition price does not include acquisition costs of $12,349.

The Company closed on the following acquisitions during the year ended December 31, 2016:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
January 25, 2016	Retail	3	$13,376
February 1, 2016	Retail	1	27,000
March 24, 2016	Industrial	1	15,650
April 7, 2016	Healthcare	2	17,115
April 25, 2016	Office	2	54,600
May 9, 2016	Retail	5	42,390
May 12, 2016	Office	1	4,500
May 20, 2016	Retail	19	36,843
May 25, 2016	Healthcare	(i)	5,624
June 30, 2016	Retail	7	28,477
July 15, 2016	Healthcare	2	26,700
August 12, 2016	Other	3	12,399
September 14, 2016	Office	1	14,000
September 29, 2016	Retail	24	82,338
October 3, 2016	Retail	6	6,872
November 10, 2016	Office	1	10,550
November 21, 2016	Retail	2	7,597
November 29, 2016	Office	4	15,177
December 19, 2016	Industrial	1	23,050
December 23, 2016	Office	1	43,517
December 30, 2016	Office	1	15,550
December 30, 2016	Industrial	1	15,487
		88	$518,812
(i)	Acquisition of capital expansion on existing property.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions completed during the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Land	$72,559	$67,945	$70,938
Land improvements	32,498	54,804	38,526
Buildings and other improvements	454,391	508,541	358,058
Equipment	2,892	7,671	—
Acquired in-place leases (j)	62,631	77,073	52,867
Acquired above-market leases (k)	5,538	14,905	19,420
Acquired below-market leases (l)	(11,471)	(38,493)	(21,541)
Direct financing investments	430	3,546	544
Mortgages payable, net	(20,845)	(11,926)	—
Non-real estate liabilities	(56)	(2,777)	(8,649)
	$598,567	$681,289	$510,163
(j)

The weighted average amortization period for acquired in-place leases is 13 years, 15 years, and 17 years for acquisitions completed during the years ended December 31, 2018, 2017, and 2016, respectively.

(k)

The weighted average amortization period for acquired above-market leases is 16 years, 17 years, and 17 years for acquisitions completed during the years ended December 31, 2018, 2017, and 2016, respectively.

(l)

The weighted average amortization period for acquired below-market leases is 13 years, 19 years, and 17 years for acquisitions completed during the years ended December 31, 2018, 2017, and 2016, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit and unsecured term notes. All of the acquisitions closed during the  years ended December 31, 2018 and 2017, qualified as asset acquisitions and, as such, acquisition costs were capitalized in accordance with ASU 2017-01. In conjunction with the acquisitions closed during the year ended December 31, 2016, expenses of $10,880 were incurred and included in Acquisition expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

The Company recorded the following revenues and net income, excluding the impact of one-time acquisition expenses, in the Consolidated Statements of Income and Comprehensive Income related to properties acquired and accounted for as business combinations from the date of acquisition through December 31, 2016:

(in thousands)	December 31, 2016
Revenues	$17,088
Net income	9,462

Condensed Pro Forma Financial Information (Unaudited)

The results of operations, excluding the impact of one-time acquisition costs of $10,880 for the year ended December 31, 2016, of the acquisitions accounted for as business combinations, for which financial information was available, are included in the following unaudited pro forma financial information as if these acquisitions had been completed as of the beginning of the comparable prior annual period prior to the acquisition date. The following unaudited pro forma financial information is presented as if the 2016 acquisitions were completed at January 1, 2015. Pro forma financial information is not presented for the 2018 and 2017 acquisitions based on their qualification as asset acquisitions in accordance with ASU 2017-01. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The unaudited condensed pro forma financial information is as follows for the year ended December 31, 2016:

(in thousands)	December 31, 2016
Revenues	$174,727
Net income	69,504

Subsequent to December 31, 2018, the Company closed on the following acquisitions, (see Note 19):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
		2	$14,964

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to December 31, 2018; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building, and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations, during the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands, except number of properties)	2018	2017	2016
Number of properties disposed	20	13	9
Aggregate sale price	$57,402	$66,532	$39,500	(a)
Aggregate carrying value	(43,492)	(50,339)	(32,665)
Additional sales expenses	(3,414)	(3,201)	(910)
Gain on sale of real estate	$10,496	$12,992	$5,925
(a)	The Company provided seller financing of $3,700 in connection with one of the 2016 sales (see Note 8).

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants. At December 31, 2018, the Company had 605 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years and provide for minimum rentals as defined in ASC 840, Leases. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Land	$411,043	$348,940
Land improvements	239,701	211,674
Buildings and building improvements	2,185,024	1,754,796
Tenant improvements	1,475	11,425
Equipment	11,492	7,689
	2,848,735	2,334,524
Less accumulated depreciation	(206,989)	(148,383)
	$2,641,746	$2,186,141

Depreciation expense on investment in rental property was as follows for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Depreciation	$66,055	$50,360	$37,976

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at December 31, 2018 are as follows:

(in thousands)
2019	$231,725
2020	235,426
2021	238,223
2022	240,083
2023	241,498
Thereafter	2,007,118
$3,194,073

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

Investment in Rental Property – Accounted for Using the Direct Financing Method

The Company’s net investment in direct financing leases is as follows at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Minimum lease payments to be received	$76,829	$77,889
Estimated unguaranteed residual values	20,358	19,758
Less unearned revenue	(55,187)	(56,030)
Net investment in direct financing leases	$42,000	$41,617

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at December 31, 2018 are as follows:

(in thousands)
2019	$4,076
2020	4,194
2021	4,283
2022	4,369
2023	4,456
Thereafter	55,451
$76,829

The above rental receipts do not include future minimum lease payments for renewal periods, potential variable Consumer Price Index rent increases, or contingent rental payments that may become due in future periods.

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Lease intangibles:
Acquired above-market leases	$64,164	$59,502
Less accumulated amortization	(14,740)	(9,183)
Acquired above-market leases, net	49,424	50,319
Acquired in-place leases	277,659	216,858
Less accumulated amortization	(40,825)	(24,518)
Acquired in-place leases, net	236,834	192,340
Total intangible lease assets, net	$286,258	$242,659
Acquired below-market leases	$101,602	$91,667
Less accumulated amortization	(15,655)	(9,923)
Intangible lease liabilities, net	$85,947	$81,744
Leasing fees	$17,274	$16,286
Less accumulated amortization	(3,576)	(2,732)
Leasing fees, net	$13,698	$13,554

Amortization for intangible lease assets and liabilities for the years ended December 31, 2018, 2017, and 2016 is as follows:

(in thousands)		For the years ended December 31,
Intangible	Financial Statement Presentation	2018	2017	2016
Acquired in-place leases and leasing fees	Depreciation and amortization	$17,939	$11,903	$8,345
Above-market and below-market leases	Increase (decrease) to rental income from operating leases	304	(496)	482

Estimated future amortization of intangible assets and liabilities at December 31, 2018 is as follows:

(in thousands)
2019	$19,123
2020	18,844
2021	18,432
2022	17,818
2023	17,438
Thereafter	122,354
$214,009

8. Notes Receivable

During 2016, the Company, as the lender, entered into two loan agreements in the amount of $3,700 and $2,827. The agreements called for interest-only payments at 7.00% and 6.35% per annum through maturity in February and November 2019, respectively. Each of the loans was collateralized by the real estate assets held by the obligors and represented first mortgage liens on net leased commercial properties in Florida and Michigan, respectively. There were no prior liens on the properties at the time the notes were issued. As each of the loans were considered to be fully collectible, the carrying amount of the loans were equal to the face amount as of December 31, 2017. In connection with real estate transactions conducted during the year ended 2018, the Company settled the notes in full, in exchange for a reduction to the cash paid for the associated real estate assets (see Note 4). Interest income earned on the notes receivable amounted to $174, $445, and $77 for the years ended December 31, 2018, 2017, and 2016, respectively.

9. Unsecured Credit Agreements

2015 Unsecured Term Loan Agreement

On June 23, 2017, the Company amended and restated the term loan agreement by and among the Company, the Operating Company, as the borrower, SunTrust Bank, as Administrative Agent, and the lenders party thereto (as amended and restated, the “2015 Unsecured Term Loan Agreement”). The 2015 Unsecured Term Loan Agreement amended certain terms, conditions, covenants, and other provisions to align them with those included in the 2017 Unsecured Revolving Credit and Term Loan Agreement described below, in addition to allowing a one-time, non-pro-rata $50,000 paydown on the loan (the “2015 Unsecured Term Loan”). On September 27, 2018, the Company made a $25,000 pro-rata paydown on the 2015 Unsecured Term Loan. The 2015 Unsecured Term Loan has an initial maturity date of February 2019 and provides for two one-year extension options, at the election of the Company, subject to compliance with all covenants and the payment of a 0.10% fee. Borrowings under the 2015 Unsecured Term Loan bear interest at variable rates based on the one-month LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.90% and 1.75%. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the 2015 Unsecured Term Loan is 1.40%.

2017 Unsecured Revolving Credit and Term Loan Agreement

On June 23, 2017, the Corporation and the Operating Company entered into an $800,000 unsecured revolving credit and term loan agreement (“2017 Unsecured Revolving Credit and Term Loan Agreement”) with Manufacturers & Traders Trust Company (“M&T Bank”), as Administrative Agent, four participating banks as Joint Lead Arrangers and Joint Bookrunners, four participating banks as Co-Syndication Agents, and four participating banks, as Co-Documentation Agents. The 2017 Unsecured Revolving Credit and Term Loan Agreement consisted of a $400,000 senior unsecured revolving credit facility (“Revolver”), a $250,000 senior unsecured delayed draw term loan (“5.5-Year Term Loan”), and a $150,000 senior unsecured delayed draw term loan (“7-Year Term Loan”). The 2017 Unsecured Revolving Credit and Term Loan Agreement provides an accordion feature for up to a total of $1,000,000 of borrowing capacity. The Revolver includes a $35,000 sublimit for swingline loans and $20,000 available for issuance of letters of credit.

On November 20, 2017, pursuant to the terms of a Consent and Agreement Regarding Commitment Increases and Additional Term Loans (the “Commitment Increase”) among the Company, the Operating Company, as the borrower, M&T Bank, as Administrative Agent, and the original parties to the 2017 Unsecured Revolving Credit and Term Loan Agreement, plus U.S. Bank National Association and Raymond James, N.A. as new lenders added pursuant to the Commitment Increase, the Operating Company obtained an additional $80,000 in credit commitments from the lenders, raising the total available borrowings under the 2017 Unsecured Revolving Credit and Term Loan Agreement to $880,000. Except as amended by the Commitment Increase, all terms and conditions of the 2017 Unsecured Revolving Credit and Term Loan Agreement remain the same as those in effect prior to the Commitment Increase. As amended by the Commitment Increase, the 2017 Unsecured Revolving Credit and Term Loan Agreement consists of the $425,000 Revolver, the $265,000 5.5-Year Term Loan, and the $190,000 7-Year Term Loan.

The Revolver has an initial maturity date of January 2022 and provides for one five-month extension, at the election of the Company, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. Borrowings on the Revolver bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s investment grade credit rating ranging between 0.825% and 1.55% per annum. The Revolver contains an applicable facility fee based on the Operating Company’s credit rating ranging between 0.13% and 0.30% per annum. The 5.5-Year Term Loan provided for up to three delayed draws from inception through June 2018 at the request of the Company.  All borrowings on the 5.5-Year Term Loan were funded as of December 31, 2017. Borrowings under the 5.5-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 0.90% and 1.75% per annum through the maturity date of January 2023. The 7-Year Term Loan provided for up to three delayed draws from inception through June 2018 at the request of the Company. The Company requested a draw for the remaining available borrowings under the 7-Year term loan in June 2018. Borrowings under the 7-Year Term Loan bear interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 1.50% and 2.45% through the maturity date of June 2024. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the Revolver, 5.5-Year Term Loan, and 7-Year Term Loan are 1.20%, 1.35%, and 1.90%, respectively, and the applicable facility fee is 0.25% per annum. The 5.5-Year Term Loan and 7-Year Term Loan are both subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan. The Company is subject to various financial and nonfinancial covenants under the 2017 Unsecured Revolving Credit and Term Loan Agreement.

Senior Notes

In January 2017, the Company commenced a private offering of unsecured, fixed-rate, interest-only senior promissory notes (the “Series A Notes”). On March 16, 2017, the Company entered into a Note and Guaranty Agreement with each of the purchasers of the Series A Notes. On April 18, 2017, the Company closed the offering and issued the Series A Notes for an aggregate principal amount of $150,000. The Series A Notes were issued by the Operating Company and guaranteed by the Corporation. The Series A Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and have a 10-year maturity, maturing on April 18, 2027.

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

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,
(in thousands, except interest rates)	2018	2017	Interest Rate(d)	Maturity Date
2015 Unsecured Term Loan (a)	$300,000	$325,000	one-month LIBOR + 1.40%	Feb. 2019 (f)
2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver(b)	141,100	273,000	(e)	Jan. 2022
5.5-Year term loan	265,000	265,000	one- month LIBOR + 1.35%	Jan. 2023
7-Year term loan	190,000	100,000	one- month LIBOR + 1.90%	Jun. 2024
	596,100	638,000
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	—	5.09%	Jul. 2028
Series C	100,000	—	5.19%	Jul. 2030
	475,000	150,000
Total	1,371,100	1,113,000
Debt issuance costs, net(c)	(4,227)	(3,088)
	$1,366,873	$1,109,912
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At December 31, 2018, the Company had an outstanding balance of $15,000 on the swingline loan feature of the Revolver, due within five business days. On January 2, 2019, the balance became a part of the Revolver and matures January 2022.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At December 31, 2018 and 2017, the one-month LIBOR rate was 2.35% and 1.37%, respectively. At December 31, 2017, the three-month LIBOR rate was 1.49%.
(e)

At December 31, 2018, the swingline loan balance of $15,000 bore interest at 5.45% and the remaining Revolver balance of $126,100 bore interest at one-month LIBOR plus 1.20%. At December 31, 2017, $223,000 of the Revolver balance bore interest at one-month LIBOR plus 1.20%, while the remaining balance of $50,000 bore interest at three-month LIBOR plus 1.20%.

(f)	Subsequent to year end, the first one-year extension was exercised, extending the maturity date to February 2020.

At December 31, 2018 and 2017, the weighted average interest rate on all outstanding borrowings was 4.23% and 3.03%, respectively.

Debt issuance costs are amortized as a component of interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Debt issuance costs amortization	$1,918	$1,794	$1,817

For the year ended December 31, 2018, the Company paid $2,209 in debt issuance costs associated with the Series B Notes and Series C Notes.

For the year ended December 31, 2017, the Company paid $8,711 in debt issuance costs associated with the Series A Notes, the 2017 Unsecured Revolving Credit and Term Loan Agreement, and the 2015 Unsecured Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt.  Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,810 of the debt issuance costs related to the issuance of new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $2,901 of debt issuance costs were associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2017. Additionally, $654 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2017.

10. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following at December 31, 2018 and 2017:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	December 31,
	Lender	(Month/Year)	(Month/Year)	Rate	2018	2017
(1)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	$20,674	$—	(a) (b) (c) (m)
(2)	PNC Bank	Oct-16	Nov-26	3.62%	18,260	18,622	(b) (c)
(3)	Sun Life	Mar-12	Oct-21	5.13%	11,288	11,670	(b) (g)
(4)	Aegon	Apr-12	Oct-23	6.38%	8,496	9,168	(b) (h)
(5)	Symetra Financial	Nov-17	Oct-26	3.65%	6,467	6,685	(a) (b) (k) (l)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	5,051	5,183	(b) (d) (i) (j)
(7)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	4,692	5,670	(b) (e)
(8)	Standard Insurance Co.	Apr-09	May-34	6.88%	1,751	1,813	(b) (c) (f)
(9)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,459	1,500	(b) (c) (d)
(10)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(11)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	563	581	(b) (c) (d) (f)
(12)	Siemens Financial Services, Inc.	Sep-10	Sep-20	5.47%	—	5,820	(a) (b)
(13)	Symetra Financial	Mar-11	Apr-31	6.34%	—	1,008	(a) (b)
					79,451	68,470
	Debt issuance costs, net				(499)	(638)
					$78,952	$67,832
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
(f)

The interest rate represents the initial interest rate on the respective notes. The interest rate will be adjusted at Standard Insurance’s discretion (based on prevailing rates) at certain times throughout the term of the note, ranging from 119 to 239 months, and the monthly installments will be adjusted accordingly. At the time Standard Insurance may adjust the interest rate for notes payable, the Company has the right to prepay the note without penalty. Subsequent to December 31, 2018, the Company prepaid one of these mortgages with no prepayment penalty (see Note 19).

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 11.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At December 31, 2018, investment in rental property of $139,765 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company during the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands, except number)	2018	2017	2016
Number of mortgages	2	7	4
Outstanding balance of mortgages	$6,666	$48,108	$8,199

The following table summarizes the cost of mortgage extinguishment for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Cost of mortgage extinguishment	$101	$1,596	$133

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 9) at December 31, 2018 are as follows:

(in thousands)
2019	$3,433
2020	303,672
2021	18,584
2022	144,166
2023	272,456
Thereafter	708,240
$1,450,551

Certain of the Company’s mortgage and note payable agreements provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

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

The following is a summary of the Company’s outstanding interest rate swap agreements at December 31, 2018 and 2017:

					Fair Value
(in thousands, except interest rates)					December 31,
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	2018	2017
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(411)	$(863)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	2,702	2,503
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	769	464
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	222	(194)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	915	561
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	1,130	520
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	132	(63)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	355	(192)
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	605	607
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	727	603
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	930	399
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	2,877	2,565
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	345	(189)
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	(189)	—
M&T Bank	August 2021	1.02%	one-month LIBOR	5,051	177	182	(b), (c)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(362)	(810)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(254)	(686)
Regions Bank	March 2018	1.77%	one-month LIBOR	—	—	(9)	(a)
Regions Bank	March 2019	1.91%	three-month LIBOR	—	—	2	(a)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	271	(153)
Regions Bank	March 2022	2.43%	three-month LIBOR	—	—	(254)	(a)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	1,484	1,402
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	554	261
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	382	—
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	728	386
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	299	(138)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	903	553
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	59	(369)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(222)	(510)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	1,067	(590)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(382)	—
					$15,813	$5,988
(a)	Notional amount at December 31, 2017 was $25,000.
(b)	Notional amount at December 31, 2017 was $5,183.
(c)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements are as follows for the years ended December 31, 2018, 2017, and 2016:

				Total Interest Expense
	Amount of Gain			Presented in the
	Recognized in			Consolidated Statements of
	Accumulated Other	Reclassification from Accumulated		Income and
(in thousands)	Comprehensive	Other Comprehensive Income		Comprehensive
For the years ended December 31,	Income	Location	Amount of Loss	Income
2018	$10,584	Interest expense	$910	$52,855
2017	4,166	Interest expense	5,099	34,751
2016	13,771	Interest expense	9,322	29,963

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during 2019 are estimated to be a gain of $3,446. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes this risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

The fair value of the interest rate swaps at December 31, 2018 and 2017 are based on a valuation of the discounted future payments as provided by the counterparties, as disclosed in Note 2.

12. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions were valued at $15,797, $10,498, and $7,190 during the years ended December 31, 2018, 2017, and 2016, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128,746, $112,949, and $102,451 during the years ended  December 31, 2018, 2017, and 2016, respectively. In exchange for the properties contributed, 1,737, 1,551, and 1,427 non-controlling membership units were issued and outstanding, representing a 7.3%, 7.6%, and 8.6% interest in the Operating Company at December 31, 2018, 2017, and 2016, respectively.

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

The following table summarizes membership units exchanged for shares of common stock for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Membership units exchanged	8	37	—
Shares of common stock received	8	37	—
Value of shares/units exchanged	$684	$2,986	$—

Holders of the membership units in the Operating Company do not have voting rights at the Corporation level.

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2018, 2017, and 2016. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 19%, 20%, and 25% of total operating expenses for the years ended December 31, 2018, 2017, and 2016, respectively. The 2018 and 2017 amounts do not include acquisition costs paid to the Asset Manager as they were capitalized in accordance with ASU 2017-01 (see Notes 2 and 3). The Company has mortgages and notes payable with four institutions that comprise 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. The Company had mortgages and notes payable with four institutions that comprise 27%, 17%, 13%, and 11% of total mortgages and notes payable at December 31, 2017. The Company had mortgages and notes payable with four institutions that comprised 20%, 18%, 12%, and 11% of total mortgages and notes payable at December 31, 2016. For the years ended December 31, 2018, 2017, and 2016, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2018 and 2017, no shares of the Corporation’s preferred stock were issued and outstanding.

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

The following table summarizes redemptions under the Share Redemption Program for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands, except number of redemptions)	2018	2017	2016
Number of redemptions requested	50	32	27
Number of shares	127	119	109
Aggregate redemption price	$10,304	$9,439	$8,154

Distribution Reinvestment Plan

The Corporation has adopted the DRIP, pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At December 31, 2018, 2017, and 2016, a total of 2,233, 1,592, and 1,076, shares of common stock, respectively, have been issued under the DRIP.

15. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands, except per share)	2018	2017	2016
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc	$69,375	$54,799	$36,354
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc	$69,375	$54,799	$36,354
Net earnings attributable to non-controlling interests	5,730	4,756	3,914
	$75,105	$59,555	$40,268
Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	20,242	17,084	13,178
Effects of convertible membership units	1,668	1,483	1,419
Weighted average number of common shares outstanding used in diluted earnings per share	21,910	18,567	14,597
Basic and diluted net earnings per common share	$3.43	$3.21	$2.76

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

16. Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or return of capital distributions. Return of capital distributions will reduce stockholders’ basis in their shares, but not below zero. The portion of the distribution that exceeds the adjusted basis of the stock with be treated as gain from the sale or exchange of property. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
Character of Distributions	2018	2017	2016
Ordinary dividends	55%	51%	58%
Capital gain distributions	8%	—%	—%
Return of capital distributions	37%	49%	42%
	100%	100%	100%

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $44,697, $32,429, and $28,147 for the years ended December 31, 2018, 2017, and 2016, respectively. Cash paid for state income and franchise tax was $947, $655, and $310 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•

During the years ended December 31, 2018, 2017, and 2016, the Company issued 622, 499, and 391 shares, respectively, of common stock with a value of approximately $50,826, $38,848, and $27,615, respectively, under the terms of the DRIP (see Note 14).

•

During the years ended December 31, 2018, 2017, and 2016, the Company issued 194, 161, and 97 membership units of the Operating Company, respectively, in exchange for property contributed in UPREIT transactions valued at $15,797, $12,913, and $7,190, respectively (see Note 12).

•

During the year ended December 31, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	During the year ended December 31, 2016, the Company issued a note receivable for $3,700 in connection with the sale of real estate (see Note 8).
•	At December 31, 2018, 2017, and 2016, dividend amounts declared and accrued but not yet paid amounted to $10,111, $8,449, and $6,643, respectively.
•

In connection with real estate transactions conducted during the year ended December 31, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets (see Notes 4 and 8).

•

In connection with real estate transactions conducted during the years ended December 31, 2017 and 2016, the Company accepted tenant improvement allowances and credits for rent in advance of $2,777 and $1,730, and $8,649 and $2,367, respectively, in exchange for a reduction to the cash paid for the associated real estate assets.

18. Commitments and Contingencies

Litigation

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

Property and Acquisition Related

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

Balances associated with tenant improvement allowances at December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands)	2018	2017
Tenant improvement allowances	$2,125	$5,669

Payments made for work completed under tenant improvement allowances for the years ended December 31, 2018 and 2017 were as follows:

	For the years ended December 31,
(in thousands)	2018	2017
Payments for tenant improvement allowances	$4,026	$6,598

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

Obligations Under Operating Leases

In connection with 2018 acquisitions, the Company leases land at certain properties under non-cancellable operating leases with initial lease terms ranging from 2025 to 2066. These leases contain provisions for fixed monthly rent payments, subject to rent escalations. One lease requires the Company to make annual rent payments calculated based upon sales generated at the property (“percentage rent”). For the year ended December 31, 2018, rent expense associated with these leases, included in Property and operating expense on the Consolidated Statements of Income and Comprehensive Income, amounted to $82, including $23 of percentage rent expense.

Minimum future rental payments due under non-cancelable operating leases at December 31, 2018 are as follows:

(in thousands)
2019	$118
2020	120
2021	122
2022	124
2023	125
Thereafter	2,540
$3,149

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent or changes in the Consumer Price Index.

19. Subsequent Events

Through February 28, 2019, the most recent monthly equity closing, the Company has raised $49,800 for a total of 584 shares through monthly equity closings, including dividend reinvestments. Through February 15, 2019, the most recent distribution date, the Company has paid $20,338 in distributions, including dividend reinvestments.

On February 8, 2019, the Board of Directors declared monthly distributions of $0.44 per share of the Company’s common stock and membership units of record through April 29, 2019. The distributions are payable on the 15th of the following month to stockholders and unit holders of record on the last day of the month. In addition, the Company’s IDC determined the share value for the Company’s common stock is $85 per share for subscription agreements received from February 1, 2019 through April 30, 2019.

Subsequent to December 31, 2018, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. Through March 14, 2019, the Company acquired approximately $14,964 of rental property and associated intangible assets and liabilities (see Note 4). Through March 14, 2019 the Company sold four properties with an aggregate carrying value of $9,213 for total proceeds of $11,291. The Company incurred additional expenses related to the sales of approximately $629, resulting in a gain on sale of real estate of approximately $1,449.

Subsequent to December 31, 2018, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $40,000 and transferred the $15,000 outstanding swingline loan at December 31, 2018 to the Revolver. On January 18, 2019, the Company prepaid a mortgage in full in the amount of $1,745.

On January 10, 2019, the Company exercised its first of two options available under the terms of the 2015 Unsecured Term Loan Agreement (see Note 9), extending the maturity date of the loan through February 6, 2020, in exchange for the payment of a 0.10% fee.

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2019 Unsecured Term Loan”) with Capital One, N.A. as administrative agent. The 2019 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2019 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2019 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Operating Company’s investment grade credit rating between 1.45% and 2.40% per annum. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the 2019 Unsecured Term Loan is 1.85%. The 2019 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2015 Unsecured Term Loan (see Note 9) in full. The remaining $150,000 commitment can be drawn in up to three requests through August 27, 2019.

On February 28, 2019, the Company amended the 2017 Unsecured Revolving Credit and Term Loan Agreement (see Note 9) to increase the amount available under the Revolver from $425,000 to $600,000. This increased the total available borrowings under the 2017 Unsecured Revolving Credit and Term Loan Agreement to $1,055,000. All other terms and conditions of the 2017 Unsecured Revolving Credit and Term Loan Agreement remain the same as those in effect prior to this amendment.

In connection with the 2019 Unsecured Term Loan and the amended 2017 Unsecured Revolving Credit and Term Loan Agreement, the Company paid approximately $5,100 in debt issuance costs. The Company is currently performing an analysis of these costs in accordance with ASU 470-50, Debt Modifications and Extinguishment, to determine the amount of costs to be deferred and amortized over the term of the associated debt and the amount of the costs, if any, that will be expensed as debt extinguishment.

20. Selected Quarterly Results (unaudited)

Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	For the quarter ended
(in thousands, except per share)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$55,589	$57,032	$61,764	$63,094
Net income	$18,995	$18,386	$23,064	$14,660
Net income attributable to non-controlling interests	(1,422)	(1,412)	(1,797)	(1,099)
Net income attributable to Broadstone Net Lease, Inc.	$17,573	$16,974	$21,267	$13,561
Net earnings per common share basic and diluted	$0.92	$0.86	$1.03	$0.63
Weighted average number of common shares outstanding
Basic	19,167	19,829	20,554	21,416
Diluted	20,719	21,478	22,291	23,154

	For the quarter ended
(in thousands, except per share)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$42,185	$43,671	$46,235	$49,472
Net income	$13,747	$15,992	$12,990	$16,826
Net income attributable to non-controlling interests	(1,153)	(1,265)	(1,042)	(1,296)
Net income attributable to Broadstone Net Lease, Inc.	$12,594	$14,727	$11,948	$15,530
Net earnings per common share basic and diluted	$0.81	$0.89	$0.68	$0.84
Weighted average number of common shares outstanding
Basic	15,582	16,623	17,617	18,515
Diluted	17,009	18,051	19,147	20,096

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2018

(in thousands)

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Retail Properties:
Augusta	GA	$—	$270	$1,108	$—	$—	$270	$1,108	$1,378	$374	1992	2007	15-39
Pensacola	FL	—	207	1,595	—	—	207	1,595	1,802	534	1998	2007	15-39
Jacksonville	FL	—	223	1,262	—	—	223	1,262	1,485	495	1987	2007	15-39
Emporia	VA	—	325	1,841	—	—	325	1,841	2,166	643	1993	2007	15-39
Sarasota	FL	—	553	3,131	—	—	553	3,131	3,684	953	1994	2008	15-39
Jacksonville	FL	1,459	673	2,691	—	—	673	2,691	3,364	767	1998	2009	15-39
Katy	TX	—	500	648	—	—	500	648	1,148	201	1997	2009	15-39
La Porte	TX	—	250	1,151	—	—	250	1,151	1,401	342	1996	2009	15-39
Rowlett	TX	—	350	776	—	—	350	776	1,126	247	1995	2009	15-39
Norman	OK	—	280	1,049	—	—	280	1,049	1,329	287	1991	2009	15-39
Oklahoma City	OK	—	540	517	—	—	540	517	1,057	185	2001	2009	15-39
Ashland City	TN	—	59	973	—	—	59	973	1,032	61	1992	2016	15-39
Cadiz	KY	—	77	1,048	—	—	77	1,048	1,125	68	1992	2016	15-39
Centerville	TN	—	68	965	—	—	68	965	1,033	65	2006	2016	15-39
Kingston Springs	TN	—	92	978	—	—	92	978	1,070	68	1998	2016	15-39
Mount Juliet	TN	—	76	995	—	—	76	995	1,071	66	1994	2016	15-39
White House	TN	—	105	927	—	—	105	927	1,032	66	2003	2016	15-39
Stillwater	OK	—	811	1,622	—	—	811	1,622	2,433	440	2008	2010	15-39
Mountain Home	AR	—	338	1,016	—	—	338	1,016	1,354	269	1988	2010	15-39
Batesville	AR	—	214	1,055	—	—	214	1,055	1,269	292	1988	2010	15-39
Paragould	AR	—	187	1,444	—	—	187	1,444	1,631	349	1990	2010	15-39
Forrest City	AR	—	84	941	—	—	84	941	1,025	261	1989	2010	15-39
Dyersburg	TN	—	276	1,250	—	—	276	1,250	1,526	315	1989	2010	15-39
Martin	TN	—	152	858	—	—	152	858	1,010	241	1999	2010	15-39
Union City	TN	—	72	806	—	—	72	806	878	217	1988	2010	15-39
Highland Heights	KY	—	850	1,984	—	—	850	1,984	2,834	469	1985	2010	15-39
Somerset	NJ	—	912	2,735	—	—	912	2,735	3,647	637	1992	2011	15-39
Inver Grove Heights	MN	—	592	1,777	—	—	592	1,777	2,369	436	1997	2011	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Mankato	MN	—	712	2,136	—	—	712	2,136	2,848	498	1994	2011	15-39
Saint Paul	MN	—	606	1,817	—	—	606	1,817	2,423	448	1994	2011	15-39
Jackson	TN	—	204	1,154	—	—	204	1,154	1,358	253	1999	2011	15-39
Henderson	TN	—	141	800	—	—	141	800	941	167	1986	2012	15-39
Lexington	TN	—	150	848	—	—	150	848	998	179	1995	2012	15-39
Humboldt	TN	—	118	669	—	—	118	669	787	157	1993	2012	15-39
Cocoa Beach	FL	—	283	848	—	—	283	848	1,131	174	1992	2012	15-39
Lake Mary	FL	—	422	1,265	—	—	422	1,265	1,687	243	1989	2012	15-39
New Smyrna Beach	FL	—	382	1,146	—	—	382	1,146	1,528	273	2008	2012	15-39
Orlando	FL	—	351	1,052	—	—	351	1,052	1,403	213	1990	2012	15-39
Orlando	FL	—	219	656	—	—	219	656	875	153	1996	2012	15-39
Savannah	GA	—	390	1,170	—	—	390	1,170	1,560	241	2009	2012	15-39
Savannah	GA	—	376	1,129	—	—	376	1,129	1,505	226	2009	2012	15-39
Oakwood	GA	—	400	1,199	—	—	400	1,199	1,599	244	2008	2012	15-39
Hinesville	GA	—	402	1,207	—	—	402	1,207	1,609	262	2008	2012	15-39
Princeton	WV	—	269	1,524	—	—	269	1,524	1,793	285	1976	2012	15-39
Princeton	WV	—	301	1,703	—	—	301	1,703	2,004	317	1991	2012	15-39
Marietta	OH	—	246	1,395	—	—	246	1,395	1,641	253	2007	2012	15-39
Pomeroy	OH	—	208	1,178	—	—	208	1,178	1,386	232	1997	2012	15-39
Elkins	WV	—	452	1,355	—	—	452	1,355	1,807	252	1980	2012	15-39
State College	PA	—	365	1,461	—	—	365	1,461	1,826	262	1976	2012	15-39
Summerville	WV	—	109	2,366	—	—	109	2,366	2,475	125	1993	2017	15-39
Oxford	AL	—	240	958	—	—	240	958	1,198	186	1999	2012	15-39
Oxford	AL	—	320	158	—	1,100	320	1,258	1,578	96	2009	2012	15-39
Pell City	AL	—	237	1,340	—	—	237	1,340	1,577	238	2002	2012	15-39
Tuscaloosa	AL	—	449	1,796	—	—	449	1,796	2,245	321	2010	2012	15-39
Jacksonville	AL	—	190	1,077	—	—	190	1,077	1,267	202	2000	2012	15-39
Tuscaloosa	AL	—	422	1,686	—	—	422	1,686	2,108	314	2001	2012	15-39
Tampa	FL	—	208	1,179	—	—	208	1,179	1,387	208	1980	2012	15-39
Tampa	FL	—	288	1,634	—	—	288	1,634	1,922	298	1987	2012	15-39
Richmond	VA	—	202	1,147	—	—	202	1,147	1,349	212	1984	2012	15-39
Exton	PA	—	470	1,882	—	—	470	1,882	2,352	357	1982	2012	15-39
Richmond	VA	—	133	755	—	—	133	755	888	154	1981	2012	15-39
Paoli	PA	—	360	1,440	—	—	360	1,440	1,800	256	1982	2012	15-39
Seffner	FL	—	127	1,910	—	—	127	1,910	2,037	285	1992	2013	15-39
Bradenton	FL	—	277	1,621	—	—	277	1,621	1,898	249	1996	2013	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Zephyrhills	FL	—	127	1,696	—	—	127	1,696	1,823	262	1992	2013	15-39
Saint Petersburg	FL	—	233	1,440	—	—	233	1,440	1,673	218	1988	2013	15-39
Tampa	FL	—	189	1,234	—	—	189	1,234	1,423	200	1996	2013	15-39
Dade City	FL	—	163	802	—	—	163	802	965	140	2008	2013	15-39
White Marsh	MD	—	3,223	200	—	—	3,223	200	3,423	47	1986	2013	15-39
Manassas	VA	—	1,187	197	—	—	1,187	197	1,384	39	1986	2013	15-39
Morrisville	NC	—	235	46	—	—	235	46	281	12	1960	2013	15-39
Aston	PA	—	2,554	126	—	—	2,554	126	2,680	28	1984	2013	15-39
Cincinnati	OH	—	1,001	173	—	—	1,001	173	1,174	47	1976	2013	15-39
Columbus	OH	—	757	77	—	—	757	77	834	17	1981	2013	15-39
Windsor	CT	—	1,887	204	—	—	1,887	204	2,091	56	1986	2013	15-39
Pittsburgh	PA	—	1,691	244	—	—	1,691	244	1,935	56	1989	2013	15-39
Palmdale	CA	—	995	2,811	—	—	995	2,811	3,806	572	1991	2013	15-39
Palmdale	CA	—	670	1,610	—	—	670	1,610	2,280	350	2006	2013	15-39
Palmdale	CA	—	987	3,817	—	—	987	3,817	4,804	696	1991	2013	15-39
Alamogordo	NM	—	22	2,117	—	—	22	2,117	2,139	292	1983	2014	15-39
Roswell	NM	—	64	2,059	—	—	64	2,059	2,123	275	1990	2014	15-39
Moore	OK	—	64	1,249	—	—	64	1,249	1,313	179	1975	2014	15-39
Del City	OK	—	40	1,370	—	—	40	1,370	1,410	188	1980	2014	15-39
Oklahoma City	OK	—	105	1,150	—	—	105	1,150	1,255	157	1977	2014	15-39
Oklahoma City	OK	—	721	1,049	—	—	721	1,049	1,770	163	2003	2014	15-39
Mustang	OK	—	70	1,722	—	—	70	1,722	1,792	239	2004	2014	15-39
Yukon	OK	—	63	1,851	—	—	63	1,851	1,914	262	1994	2014	15-39
Fort Worth	TX	—	487	934	—	—	487	934	1,421	133	2003	2014	15-39
Kearney	NE	—	113	1,242	—	—	113	1,242	1,355	177	1982	2014	15-39
Kearney	NE	—	176	1,238	—	—	176	1,238	1,414	182	1991	2014	15-39
Grand Island	NE	—	425	—	—	—	425	—	425	—	1992	2014	—
Ogallala	NE	—	291	1,243	—	—	291	1,243	1,534	194	1986	2014	15-39
McAlester	OK	—	52	1,521	—	—	52	1,521	1,573	217	2006	2014	15-39
Oklahoma City	OK	—	466	928	—	—	466	928	1,394	106	1970	2015	15-39
Laredo	TX	—	425	2,476	—	—	425	2,476	2,901	330	2001	2014	15-39
Mt. Pleasant	TX	—	1,141	997	—	—	1,141	997	2,138	208	1972	2014	15-39
Madill	OK	—	739	714	—	—	739	714	1,453	89	1993	2014	15-39
Fort Worth	TX	—	1,142	554	—	—	1,142	554	1,696	88	1980	2014	15-39
Dallas	TX	—	454	449	—	—	454	449	903	81	1984	2014	15-39
Wichita Falls	TX	—	674	186	—	—	674	186	860	33	1995	2014	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Lytle	TX	—	97	815	—	—	97	815	912	100	2008	2015	15-39
New Caney	TX	—	37	875	—	—	37	875	912	96	1972	2015	15-39
St. George	UT	—	362	2,447	(80)	(539)	282	1,908	2,190	229	2000	2015	15-39
Tooele	UT	—	389	1,945	(45)	(223)	344	1,722	2,066	203	2000	2015	15-39
Cedar City	UT	—	333	2,544	(4)	(31)	329	2,513	2,842	311	2000	2015	15-39
West Valley City	UT	—	326	2,222	(22)	(152)	304	2,070	2,374	236	1998	2015	15-39
Renton	WA	—	539	1,141	—	—	539	1,141	1,680	128	1986	2015	15-39
Tacoma	WA	—	807	643	—	—	807	643	1,450	91	1991	2015	15-39
Tacoma	WA	—	562	897	—	—	562	897	1,459	105	1993	2015	15-39
Tukwila	WA	—	1,170	419	—	—	1,170	419	1,589	92	1993	2015	15-39
Federal Way	WA	—	334	1,088	—	—	334	1,088	1,422	111	1995	2015	15-39
Lakewood	WA	—	1,372	878	—	—	1,372	878	2,250	120	1995	2015	15-39
Burlington	WA	—	178	1,982	—	—	178	1,982	2,160	204	2000	2015	15-39
Everett	WA	—	175	1,473	—	—	175	1,473	1,648	163	1986	2015	15-39
Puyallup	WA	—	622	—	—	—	622	—	622	—	1994	2015	—
Aberdeen	WA	—	218	1,446	—	—	218	1,446	1,664	150	2006	2015	15-39
Florence	AL	—	337	2,609	—	—	337	2,609	2,946	267	2011	2015	15-39
Decatur	AL	—	364	3,708	—	—	364	3,708	4,072	375	2014	2015	15-39
Tupelo	MS	—	297	3,030	—	—	297	3,030	3,327	300	2012	2015	15-39
Russellville	AR	—	250	3,354	(54)	(725)	196	2,629	2,825	268	2014	2015	15-39
Adamsville	TN	—	59	1,675	—	—	59	1,675	1,734	158	2005	2015	15-39
Adamsville	AL	—	123	1,924	—	—	123	1,924	2,047	191	1989	2015	15-39
Alexandria	AL	—	79	2,318	—	—	79	2,318	2,397	214	2004	2015	15-39
Ashville	AL	—	124	1,696	—	—	124	1,696	1,820	156	1999	2015	15-39
Athens	AL	—	143	1,996	—	—	143	1,996	2,139	184	2007	2015	15-39
Carbon Hill	AL	—	54	1,634	—	—	54	1,634	1,688	154	1998	2015	15-39
Carrollton	GA	—	77	2,030	—	—	77	2,030	2,107	187	2008	2015	15-39
Centreville	AL	—	140	2,251	—	—	140	2,251	2,391	200	2013	2015	15-39
Gadsden	AL	—	42	2,571	—	—	42	2,571	2,613	230	1991	2015	15-39
Cullman	AL	—	71	1,799	—	—	71	1,799	1,870	164	1997	2015	15-39
Cullman	AL	—	79	1,949	—	—	79	1,949	2,028	185	2006	2015	15-39
Dora	AL	—	18	—	—	2,095	18	2,095	2,113	—	1968	2015	15-39
Double Springs	AL	—	306	1,752	—	—	306	1,752	2,058	168	1995	2015	15-39
Moulton	AL	—	117	1,752	—	—	117	1,752	1,869	169	2003	2015	15-39
Guntersville	AL	—	382	2,020	—	—	382	2,020	2,402	197	2015	2015	15-39
Harpersville	AL	—	48	2,645	—	—	48	2,645	2,693	230	1995	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Harvest	AL	—	163	2,060	—	—	163	2,060	2,223	194	2014	2015	15-39
Henderson	TN	—	111	1,608	—	—	111	1,608	1,719	173	1987	2015	15-39
Madison	AL	—	209	1,958	—	—	209	1,958	2,167	190	2011	2015	15-39
Lawrenceburg	TN	—	117	1,832	—	—	117	1,832	1,949	215	2014	2015	15-39
Montevallo	AL	—	60	2,203	—	—	60	2,203	2,263	202	2009	2015	15-39
Muscle Shoals	AL	—	44	—	—	1,867	44	1,867	1,911	—	1984	2015	15-39
Odenville	AL	—	100	1,652	—	—	100	1,652	1,752	169	2000	2015	15-39
Piedmont	AL	—	33	1,934	—	—	33	1,934	1,967	170	1981	2015	15-39
Reform	AL	—	201	1,979	—	—	201	1,979	2,180	205	1992	2015	15-39
Roanoke	AL	—	83	1,625	—	—	83	1,625	1,708	149	2006	2015	15-39
Savannah	TN	—	62	1,693	—	—	62	1,693	1,755	165	2012	2015	15-39
Sheffield	AL	—	43	1,730	—	—	43	1,730	1,773	150	1967	2015	15-39
Somerville	AL	—	28	1,758	—	—	28	1,758	1,786	182	2001	2015	15-39
Springville	AL	—	31	1,994	—	—	31	1,994	2,025	176	1993	2015	15-39
Stevenson	AL	—	306	1,862	—	—	306	1,862	2,168	170	1985	2015	15-39
Trussville	AL	—	34	2,039	—	—	34	2,039	2,073	178	1992	2015	15-39
Tuscumbia	AL	—	117	1,831	—	—	117	1,831	1,948	179	2004	2015	15-39
Wedowee	AL	—	92	1,454	—	—	92	1,454	1,546	129	2002	2015	15-39
Huntsville	AL	—	133	2,029	—	—	133	2,029	2,162	184	2010	2015	15-39
Ashwaubenon	WI	—	86	2,008	—	—	86	2,008	2,094	186	1994	2015	15-39
Oshkosh	WI	—	145	1,795	—	—	145	1,795	1,940	175	1996	2015	15-39
Green Bay	WI	—	106	1,713	—	—	106	1,713	1,819	165	1996	2015	15-39
West Bend	WI	—	113	1,704	—	—	113	1,704	1,817	163	1996	2015	15-39
Appleton	WI	—	96	1,637	—	—	96	1,637	1,733	157	1996	2015	15-39
Appleton	WI	—	95	2,478	—	—	95	2,478	2,573	225	1976	2015	15-39
Manitowoc	WI	—	106	1,714	—	—	106	1,714	1,820	166	1996	2015	15-39
Eau Claire	WI	—	137	2,245	—	—	137	2,245	2,382	219	1994	2015	15-39
Dover	DE	—	211	3,455	—	—	211	3,455	3,666	307	1991	2015	15-39
Norman	OK	—	232	3,733	—	—	232	3,733	3,965	334	1982	2015	15-39
Knoxville	TN	—	151	2,775	—	—	151	2,775	2,926	267	1978	2015	15-39
Wichita	KS	—	468	3,475	—	—	468	3,475	3,943	311	1982	2015	15-39
Las Cruces	NM	—	108	4,069	—	—	108	4,069	4,177	369	1991	2015	15-39
Lee's Summit	MO	—	132	3,447	—	—	132	3,447	3,579	324	2010	2015	15-39
Gadsden	AL	—	219	2,915	—	—	219	2,915	3,134	266	1981	2015	15-39
Murfreesboro	TN	—	247	2,747	—	—	247	2,747	2,994	266	1987	2015	15-39
Macon	GA	—	258	3,235	—	—	258	3,235	3,493	287	1972	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Lexington	KY	—	1,258	—	—	—	1,258	—	1,258	—	1976	2015	-
Joliet	IL	—	686	3,072	—	—	686	3,072	3,758	298	1991	2015	15-39
Wheat Ridge	CO	—	451	3,614	—	—	451	3,614	4,065	317	1974	2015	15-39
Tulsa	OK	—	125	3,846	—	—	125	3,846	3,971	338	1987	2015	15-39
Oakdale	MN	—	197	3,455	—	—	197	3,455	3,652	303	2006	2015	15-39
Pineville	NC	—	74	3,587	—	—	74	3,587	3,661	325	1991	2015	15-39
Albuquerque	NM	—	196	3,389	—	—	196	3,389	3,585	311	2002	2015	15-39
Maple Grove	MN	—	243	3,253	—	—	243	3,253	3,496	296	2001	2015	15-39
Madison	TN	—	97	4,617	—	—	97	4,617	4,714	341	1972	2016	15-39
Florence	KY	—	61	4,687	—	—	61	4,687	4,748	350	1977	2016	15-39
Maplewood	MN	—	315	1,551	—	—	315	1,551	1,866	154	1983	2016	15-39
Santa Fe	NM	—	121	2,979	—	—	121	2,979	3,100	219	1990	2016	15-39
Memphis	TN	—	103	3,327	—	—	103	3,327	3,430	260	2008	2016	15-39
Jonesboro	AR	—	324	3,383	—	—	324	3,383	3,707	259	2011	2016	15-39
Lafayette	IN	—	285	3,436	—	—	285	3,436	3,721	263	2012	2016	15-39
Bridgeport	WV	—	88	4,074	—	—	88	4,074	4,162	334	2007	2016	15-39
St. Mary's	OH	—	56	3,997	—	—	56	3,997	4,053	335	2011	2016	15-39
Lima	OH	—	69	3,813	—	—	69	3,813	3,882	317	2009	2016	15-39
Sterling	VA	18,260	24,395	—	—	—	24,395	—	24,395	—	2004	2016	—
Round Rock	TX	—	769	4,176	—	—	769	4,176	4,945	304	1984	2016	15-39
Austin	TX	—	1,184	5,678	—	—	1,184	5,678	6,862	418	1998	2016	15-39
Austin	TX	—	2,104	7,566	—	—	2,104	7,566	9,670	585	2006	2016	15-39
Austin	TX	—	4,190	7,829	—	—	4,190	7,829	12,019	579	1994	2016	15-39
Central City	KY	—	315	580	—	—	315	580	895	50	1978	2016	15-39
Owensboro	KY	—	177	615	—	—	177	615	792	46	1972	2016	15-39
Newburgh	IN	—	330	—	—	—	330	—	330	—	1994	2016	—
Sikeston	MO	—	205	2,235	—	—	205	2,235	2,440	171	1940	2016	15-39
Evansville	IN	—	636	3,655	—	—	636	3,655	4,291	264	1949	2016	15-39
Evansville	IN	—	244	2,375	—	—	244	2,375	2,619	167	1909	2016	15-39
Marion	IL	—	314	2,089	—	—	314	2,089	2,403	152	1970	2016	15-39
Kennett	MO	—	191	1,198	—	—	191	1,198	1,389	89	1970	2016	15-39
Poplar Bluff	MO	—	149	1,794	—	—	149	1,794	1,943	138	1970	2016	15-39
Cape Girardeau	MO	—	76	542	—	—	76	542	618	46	1988	2016	15-39
Scott City	MO	—	260	3,052	—	—	260	3,052	3,312	225	1978	2016	15-39
Henderson	KY	—	290	729	—	—	290	729	1,019	61	1973	2016	15-39
Blytheville	AR	—	413	3,405	—	—	413	3,405	3,818	267	1966	2016	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Harrisburg	IL	—	131	839	—	—	131	839	970	59	1970	2016	15-39
Clarksville	IN	—	1,091	3,890	—	—	1,091	3,890	4,981	309	1961	2016	15-39
Owensboro	KY	—	499	734	—	—	499	734	1,233	59	1976	2016	15-39
Evansville	IN	—	203	369	—	—	203	369	572	41	2001	2016	15-39
Haubstadt	IN	—	379	1,349	—	—	379	1,349	1,728	117	2005	2016	15-39
Otterbein	IN	—	177	1,385	—	—	177	1,385	1,562	127	1978	2016	15-39
Dothan	AL	—	539	2,551	—	—	539	2,551	3,090	177	1997	2016	15-39
Tallahassee	FL	—	864	2,184	—	—	864	2,184	3,048	161	1995	2016	15-39
Peachtree City	GA	—	476	2,590	—	—	476	2,590	3,066	185	1997	2016	15-39
Valdosta	GA	—	524	2,504	—	—	524	2,504	3,028	179	1997	2016	15-39
Orland Park	IL	—	686	2,358	—	—	686	2,358	3,044	176	1994	2016	15-39
Rockford	IL	—	450	2,701	—	—	450	2,701	3,151	188	1996	2016	15-39
Bloomington	IN	—	240	2,761	—	—	240	2,761	3,001	177	1994	2016	15-39
Kokomo	IN	—	106	3,065	—	—	106	3,065	3,171	189	1995	2016	15-39
Clarkston	MI	—	284	2,788	—	—	284	2,788	3,072	212	1997	2016	15-39
Madison Heights	MI	—	58	3,094	—	—	58	3,094	3,152	190	1995	2016	15-39
Brighton	MI	—	102	2,920	—	—	102	2,920	3,022	209	1998	2016	15-39
Jackson	MI	—	177	2,846	—	—	177	2,846	3,023	199	1996	2016	15-39
Hendersonville	NC	—	165	2,928	—	—	165	2,928	3,093	215	2000	2016	15-39
New Bern	NC	—	284	2,525	—	—	284	2,525	2,809	177	2000	2016	15-39
Las Vegas	NV	—	962	2,086	—	—	962	2,086	3,048	165	2002	2016	15-39
Cherry Hill	NJ	—	791	2,340	—	—	791	2,340	3,131	174	1992	2016	15-39
Harrisburg	PA	—	735	2,340	—	—	735	2,340	3,075	168	1994	2016	15-39
Pittsburgh	PA	—	363	3,488	—	—	363	3,488	3,851	241	1996	2016	15-39
Beaumont	TX	—	206	3,241	—	—	206	3,241	3,447	222	1996	2016	15-39
Desoto	TX	—	535	2,542	—	—	535	2,542	3,077	186	1999	2016	15-39
Lewisville	TX	—	299	2,786	—	—	299	2,786	3,085	182	1994	2016	15-39
Webster	TX	—	591	2,622	—	—	591	2,622	3,213	188	1995	2016	15-39
Harrisonburg	VA	—	444	2,645	—	—	444	2,645	3,089	196	1998	2016	15-39
Beckley	WV	—	194	3,049	—	—	194	3,049	3,243	206	1997	2016	15-39
Ithaca	MI	—	739	2,669	—	—	739	2,669	3,408	200	2015	2016	15-39
Gillette	WY	—	366	3,447	—	—	366	3,447	3,813	245	2014	2016	15-39
Novi	MI	—	201	12,681	—	—	201	12,681	12,882	677	1985	2017	15-39
Lansing	MI	—	88	13,919	—	3	88	13,922	14,010	715	1999	2017	15-39
Flint	MI	—	83	7,987	—	—	83	7,987	8,070	412	1977	2017	15-39
Clinton Township	MI	—	358	9,551	—	—	358	9,551	9,909	495	1987	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Chesterfield	MI	—	753	9,716	—	—	753	9,716	10,469	519	2003	2017	15-39
Traverse City	MI	—	106	8,468	—	—	106	8,468	8,574	438	1998	2017	15-39
Warren	MI	—	158	5,394	—	—	158	5,394	5,552	278	1991	2017	15-39
Grandville	MI	—	339	4,368	—	—	339	4,368	4,707	232	2002	2017	15-39
Grand Rapids	MI	—	68	1,038	—	—	68	1,038	1,106	57	2014	2017	15-39
Portage	MI	—	38	2,041	—	—	38	2,041	2,079	108	1981	2017	15-39
Brook Park	OH	—	180	1,875	—	—	180	1,875	2,055	96	2000	2017	15-39
Terre Haute	IN	—	207	1,860	—	—	207	1,860	2,067	93	1984	2017	15-39
Harmarville	PA	—	157	1,761	—	—	157	1,761	1,918	98	1984	2017	15-39
Youngstown	OH	—	72	1,945	—	—	72	1,945	2,017	98	1983	2017	15-39
Mars	PA	—	381	1,572	—	—	381	1,572	1,953	90	2004	2017	15-39
Lafayette	IN	—	125	1,793	—	—	125	1,793	1,918	88	1976	2017	15-39
Joliet	IL	—	366	1,505	—	—	366	1,505	1,871	89	1983	2017	15-39
Cincinnati	OH	—	638	1,515	—	—	638	1,515	2,153	87	1988	2017	15-39
Delaware	OH	—	54	1,788	—	—	54	1,788	1,842	90	1987	2017	15-39
Wadsworth	OH	—	310	1,612	—	—	310	1,612	1,922	91	1989	2017	15-39
Fort Wright	KY	—	68	2,374	—	9	68	2,383	2,451	121	1997	2017	15-39
Akron	OH	—	134	1,605	—	—	134	1,605	1,739	106	1998	2017	15-39
Mt. Vernon	IL	—	68	1,849	—	—	68	1,849	1,917	102	2001	2017	15-39
Maysville	KY	—	37	1,889	—	—	37	1,889	1,926	98	2003	2017	15-39
Parkersburg	WV	—	280	1,631	—	—	280	1,631	1,911	88	2004	2017	15-39
Chesterton	IN	—	343	1,613	—	—	343	1,613	1,956	88	2004	2017	15-39
Huntington	WV	—	344	1,575	—	—	344	1,575	1,919	84	2005	2017	15-39
Amelia	OH	—	315	1,719	—	—	315	1,719	2,034	87	2006	2017	15-39
Bellefontaine	OH	—	100	1,833	—	—	100	1,833	1,933	99	1994	2017	15-39
Logan	OH	—	153	1,880	—	—	153	1,880	2,033	110	2008	2017	15-39
Harrison	OH	—	204	1,514	—	—	204	1,514	1,718	82	2014	2017	15-39
Upper Sandusky	OH	—	171	1,198	—	—	171	1,198	1,369	64	1994	2017	15-39
San Antonio	TX	—	300	1,277	—	1	300	1,278	1,578	63	1998	2017	15-39
Selma	TX	—	269	805	—	—	269	805	1,074	53	2013	2017	15-39
Linwood	NC	—	206	475	—	—	206	475	681	40	1997	2017	15-39
Vinton	TX	—	469	384	—	—	469	384	853	30	2016	2017	15-39
Columbus	MN	—	406	945	—	2	406	947	1,353	48	1983	2017	15-39
Louisville	KY	—	370	240	—	—	370	240	610	17	2002	2017	15-39
Dunn	NC	—	199	659	—	—	199	659	858	35	2017	2017	15-39
San Marcos	TX	—	486	776	—	—	486	776	1,262	44	2017	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Oshkosh	WI	—	134	5,372	—	—	134	5,372	5,506	210	1995	2017	15-39
Sheboygan	WI	—	266	2,787	—	—	266	2,787	3,053	127	2002	2017	15-39
Fond du Lac	WI	—	120	658	—	—	120	658	778	33	2006	2017	15-39
Green Bay	WI	—	398	9,087	—	2	398	9,089	9,487	351	1992	2017	15-39
Manitowoc	WI	—	293	2,926	—	—	293	2,926	3,219	127	1993	2017	15-39
Boynton Beach	FL	—	960	2,803	—	10	960	2,813	3,773	197	2007	2017	7-39
Jacksonville	FL	—	444	2,179	—	—	444	2,179	2,623	183	2008	2017	7-39
Jacksonville	FL	—	319	2,191	—	—	319	2,191	2,510	130	1999	2017	7-39
Miami Gardens	FL	—	803	2,181	—	—	803	2,181	2,984	179	2009	2017	7-39
Orange Park	FL	—	365	2,471	—	—	365	2,471	2,836	241	2006	2017	7-39
Milton	FL	—	505	1,994	—	—	505	1,994	2,499	172	2005	2017	7-39
Wichita	KS	—	488	2,135	—	—	488	2,135	2,623	170	2008	2017	7-39
Tulsa	OK	—	113	1,890	—	—	113	1,890	2,003	165	2008	2017	7-39
Alcoa	TN	—	751	1,829	—	—	751	1,829	2,580	169	1993	2017	7-39
Wichita	KS	—	233	2,443	—	—	233	2,443	2,676	58	2006	2018	7-39
Wichita	KS	—	206	2,262	—	—	206	2,262	2,468	58	2006	2018	7-39
Wichita	KS	—	234	1,761	—	—	234	1,761	1,995	52	2008	2018	7-39
Texarkana	TX	—	139	3,211	—	—	139	3,211	3,350	71	2016	2018	7-39
Pace	FL	—	215	2,955	—	—	215	2,955	3,170	74	2015	2018	7-39
Hoosick Falls	NY	—	78	1,612	—	—	78	1,612	1,690	63	2012	2017	15-39
Hadley	NY	—	100	1,586	—	—	100	1,586	1,686	65	2014	2017	15-39
Cairo	NY	—	106	1,609	—	—	106	1,609	1,715	58	2014	2017	15-39
Bridgewater	NY	—	241	1,482	—	—	241	1,482	1,723	59	2014	2017	15-39
Valatie	NY	—	102	1,720	—	—	102	1,720	1,822	62	2014	2017	15-39
Wurtsboro	NY	—	83	1,640	—	—	83	1,640	1,723	64	2014	2017	15-39
Ellenburg Center	NY	—	133	1,595	—	—	133	1,595	1,728	59	2014	2017	15-39
Marion	NY	—	149	1,457	—	—	149	1,457	1,606	50	2013	2017	15-39
Oswego	NY	—	124	1,636	—	—	124	1,636	1,760	60	2015	2017	15-39
Cincinnati	OH	—	367	1,168	—	—	367	1,168	1,535	40	2014	2017	15-39
Dayton	OH	—	249	1,240	—	—	249	1,240	1,489	45	2013	2017	15-39
West Alexandria	OH	—	371	1,108	—	—	371	1,108	1,479	39	2011	2017	15-39
Sheffield	MA	—	109	1,687	—	6	109	1,693	1,802	55	2015	2017	15-39
Cedar Hill	TX	—	501	1,842	—	—	501	1,842	2,343	59	2015	2017	15-39
Bear	DE	—	398	2,164	—	6	398	2,170	2,568	72	2017	2017	15-39
Charlotte	NC	—	1,148	1,789	—	6	1,148	1,795	2,943	60	2013	2017	15-39
Oak Ridge	TN	—	1,167	1,684	—	—	1,167	1,684	2,851	61	2013	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Alcoa	TN	—	1,022	1,760	—	—	1,022	1,760	2,782	63	2015	2017	15-39
Smyrna	DE	—	1,366	2,708	—	—	1,366	2,708	4,074	113	2016	2017	15-39
North Fort Myers	FL	—	1,011	3,353	—	6	1,011	3,359	4,370	139	2015	2017	15-39
Salisbury	NC	—	131	1,243	—	—	131	1,243	1,374	27	1974	2018	15-39
High Point	NC	—	202	1,765	—	—	202	1,765	1,967	39	1975	2018	15-39
Fayetteville	NC	—	251	3,324	—	—	251	3,324	3,575	69	1970	2018	15-39
Raleigh	NC	—	619	3,327	—	—	619	3,327	3,946	70	1971	2018	15-39
Gastonia	NC	—	236	1,311	—	—	236	1,311	1,547	29	1991	2018	15-39
Virginia Beach	VA	—	665	4,104	—	—	665	4,104	4,769	87	1966	2018	15-39
Hampton	VA	—	642	1,108	—	—	642	1,108	1,750	28	2016	2018	15-39
Greenville	SC	—	946	3,068	—	—	946	3,068	4,014	64	1973	2018	15-39
Riverdale	GA	—	311	2,518	—	—	311	2,518	2,829	55	2003	2018	15-39
Marietta	GA	—	152	1,732	—	—	152	1,732	1,884	37	1986	2018	15-39
Memphis	TN	—	632	2,376	—	—	632	2,376	3,008	54	1978	2018	15-39
Chattanooga	TN	—	470	3,391	—	—	470	3,391	3,861	72	1970	2018	15-39
Florence	AL	—	234	1,534	—	—	234	1,534	1,768	35	2004	2018	15-39
Madison	TN	—	325	1,026	—	—	325	1,026	1,351	23	2014	2018	15-39
Louisville	KY	—	387	4,698	—	—	387	4,698	5,085	99	1965	2018	15-39
Louisville	KY	—	297	2,867	—	—	297	2,867	3,164	60	1966	2018	15-39
Huntsville	AL	—	251	3,819	—	—	251	3,819	4,070	79	1968	2018	15-39
Matthews	NC	—	432	941	—	—	432	941	1,373	23	2013	2018	15-39
Brentwood	TN	—	924	803	—	—	924	803	1,727	22	2004	2018	15-39
Pensacola	FL	—	328	2,600	—	—	328	2,600	2,928	55	2007	2018	15-39
Augusta	GA	—	253	772	—	—	253	772	1,025	17	2012	2018	15-39
Columbus	OH	—	587	503	—	—	587	503	1,090	14	1995	2018	15-39
Evansville	IN	—	158	1,403	—	—	158	1,403	1,561	32	2003	2018	15-39
Mishawaka	IN	—	330	2,074	—	—	330	2,074	2,404	46	2003	2018	15-39
Nashville	TN	—	416	1,511	—	—	416	1,511	1,927	9	2003	2018	15-39
Miles City	MT	—	547	1,616	—	—	547	1,616	2,163	29	1995	2018	15-39
Dickinson	ND	—	294	2,447	—	—	294	2,447	2,741	37	1983	2018	15-39
Billings	MT	—	516	2,128	—	—	516	2,128	2,644	36	1977	2018	15-39
Billings	MT	—	356	1,728	—	—	356	1,728	2,084	29	1976	2018	15-39
Billings	MT	—	753	1,448	—	—	753	1,448	2,201	25	2003	2018	15-39
Downers Grove	IL	—	1,919	16,366	—	—	1,919	16,366	18,285	243	1974	2018	15-39
Benzonia	MI	—	89	3,009	—	—	89	3,009	3,098	49	2014	2018	15-39
Flushing	MI	—	201	2,863	—	—	201	2,863	3,064	48	2014	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Irmo	SC	—	119	4,255	—	—	119	4,255	4,374	43	2006	2018	15-39
Anderson	SC	—	312	4,113	—	—	312	4,113	4,425	43	2008	2018	15-39
Elizabethton	TN	—	270	4,077	—	—	270	4,077	4,347	41	2005	2018	15-39
Albany	GA	—	164	3,816	—	—	164	3,816	3,980	40	2007	2018	15-39
Moncks Corner	SC	—	265	4,307	—	—	265	4,307	4,572	44	2006	2018	15-39
Greeneville	TN	—	117	4,122	—	—	117	4,122	4,239	41	2003	2018	15-39
Lexington	SC	—	219	898	—	—	219	898	1,117	11	2015	2018	15-39
Lexington	SC	—	348	714	—	—	348	714	1,062	9	2015	2018	15-39
Orangeburg	SC	—	238	3,323	—	—	238	3,323	3,561	38	2006	2018	15-39
West Columbia	SC	—	296	1,140	—	—	296	1,140	1,436	13	2016	2018	15-39
Brooklet	GA	—	—	497	—	—	—	497	497	5	1999	2018	15-39
Rex	GA	—	175	885	—	—	175	885	1,060	12	1999	2018	15-39
Pendleton	SC	—	313	538	—	—	313	538	851	10	1998	2018	15-39
Pembroke	GA	—	213	393	—	—	213	393	606	7	2000	2018	15-39
Loganville	GA	—	422	2,353	—	—	422	2,353	2,775	34	1998	2018	15-39
Campobello	SC	—	189	437	—	—	189	437	626	7	2000	2018	15-39
Central	SC	—	323	552	—	—	323	552	875	10	2001	2018	15-39
Moncks Corner	SC	—	213	562	—	—	213	562	775	8	2003	2018	15-39
Camden	SC	—	614	613	—	—	614	613	1,227	11	2000	2018	15-39
Lincolnton	GA	—	172	625	—	—	172	625	797	9	2001	2018	15-39
Louisville	KY	—	162	948	—	—	162	948	1,110	4	2002	2018	15-39
Cincinnati	OH	—	184	1,396	—	—	184	1,396	1,580	5	1987	2018	15-39
Madison	IN	—	126	2,230	—	—	126	2,230	2,356	8	1996	2018	15-39
Big Spring	TX	—	465	2,363	—	—	465	2,363	2,828	3	2008	2018	15-39
Cuero	TX	—	472	2,285	—	—	472	2,285	2,757	3	2010	2018	15-39
Industrial Properties:
Becker	MN	750	921	4,540	—	—	921	4,540	5,461	1,405	2000	2008	15-39
Tacoma	WA	—	1,634	4,902	—	—	1,634	4,902	6,536	1,244	1977	2011	15-39
New Haven	IN	—	445	2,521	—	—	445	2,521	2,966	748	1960	2011	15-39
Raleigh	NC	—	2,034	8,137	—	—	2,034	8,137	10,171	1,754	1999	2012	15-39
Eureka	MO	—	2,328	9,311	—	—	2,328	9,311	11,639	2,741	1990	2012	15-39
Durham	NC	11,288	3,000	17,531	—	—	3,000	17,531	20,531	4,022	2009	2012	15-39
Kilgore	TX	—	160	908	—	—	160	908	1,068	259	2008	2012	15-39
American Canyon	CA	8,496	2,378	26,142	—	—	2,378	26,142	28,520	5,277	2002	2012	15-39
Huber Heights	OH	—	583	1,748	—	—	583	1,748	2,331	495	1985	2012	15-39
Eastlake	OH	—	854	2,562	—	—	854	2,562	3,416	620	1981	2012	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Houston	TX	—	3,250	9,751	—	—	3,250	9,751	13,001	1,766	2005	2012	15-39
Katy	TX	—	1,978	7,912	—	—	1,978	7,912	9,890	1,450	2012	2012	15-39
Union Grove	WI	—	239	957	—	—	239	957	1,196	167	1993	2012	15-39
Union Grove	WI	—	347	1,386	—	—	347	1,386	1,733	233	1979	2012	15-39
Rock Hill	SC	—	796	3,185	—	72	796	3,257	4,053	769	1999	2012	15-39
Union Grove	WI	—	427	3,413	—	—	427	3,413	3,840	437	2014	2015	15-39
Oshkosh	WI	—	456	869	—	—	456	869	1,325	116	2007	2015	15-39
Hoffman Estates	IL	—	12,253	23,456	—	—	12,253	23,456	35,709	4,450	1988	2013	15-39
Norton Shores	MI	—	198	2,932	—	—	198	2,932	3,130	405	2002	2014	15-39
Muskegon	MI	—	168	2,751	—	13	168	2,764	2,932	468	1985	2013	15-39
Muskegon	MI	—	454	6,889	—	3	454	6,892	7,346	1,195	2012	2013	15-39
Muskegon	MI	—	463	2,512	—	23	463	2,535	2,998	463	1978	2013	15-39
Muskegon	MI	—	257	655	—	—	257	655	912	129	2005	2013	15-39
Greenwich	CT	—	16,898	959	—	—	16,898	959	17,857	168	1967	2014	15-39
Elgin	IL	—	4,339	17,458	—	—	4,339	17,458	21,797	2,402	2009	2014	15-39
Shakopee	MN	—	3,962	21,296	—	—	3,962	21,296	25,258	3,071	2014	2014	15-39
Houston	TX	—	1,242	2,698	—	—	1,242	2,698	3,940	463	1972	2014	15-39
Winona	MN	—	1,653	7,694	—	—	1,653	7,694	9,347	920	2008	2014	15-39
Winona	MN	—	804	4,412	—	—	804	4,412	5,216	515	2008	2014	15-39
Mt. Pleasant	TX	—	1,785	5,540	—	—	1,785	5,540	7,325	737	1994	2014	15-39
Madill	OK	—	1,395	5,796	—	—	1,395	5,796	7,191	737	1999	2014	15-39
Madill	OK	—	2,657	1,566	—	1,001	2,657	2,567	5,224	240	1972	2014	15-39
Madill	OK	—	621	1,759	—	—	621	1,759	2,380	224	1977	2014	15-39
Willis Point	TX	—	3,102	2,420	—	—	3,102	2,420	5,522	380	2003	2014	15-39
Fitzgerald	GA	—	1,939	3,316	—	—	1,939	3,316	5,255	478	1997	2014	15-39
Cordele	GA	—	2,705	3,786	—	—	2,705	3,786	6,491	473	2000	2014	15-39
Kingston	OK	—	1,857	1,692	—	—	1,857	1,692	3,549	252	2013	2014	15-39
Odessa	TX	—	529	3,327	—	—	529	3,327	3,856	409	2012	2015	15-39
Columbia	MD	—	667	9,220	—	—	667	9,220	9,887	1,041	1984	2015	15-39
Menomonee Falls	WI	—	1,378	18,557	—	—	1,378	18,557	19,935	2,007	2001	2015	15-39
Elk River	MN	—	763	4,937	—	—	763	4,937	5,700	632	2008	2015	15-39
Elk River	MN	—	477	2,517	—	—	477	2,517	2,994	322	2006	2015	15-39
Sanford	FL	—	2,075	7,600	—	—	2,075	7,600	9,675	851	2002	2015	15-39
Columbus	GA	—	615	9,942	—	—	615	9,942	10,557	977	1907	2015	15-39
Ephrata	PA	—	531	6,995	—	—	531	6,995	7,526	1,021	2000	2015	15-39
Greer	SC	—	607	2,502	—	—	607	2,502	3,109	304	1978	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Joplin	MO	—	831	9,600	—	—	831	9,600	10,431	1,027	1993	2015	15-39
Katy	TX	—	1,493	3,883	—	—	1,493	3,883	5,376	463	1996	2015	15-39
Kinston	NC	—	1,017	10,418	—	—	1,017	10,418	11,435	1,101	1979	2015	15-39
Euless	TX	—	1,487	3,051	—	—	1,487	3,051	4,538	337	1991	2015	15-39
Jacksonville	TX	—	1,221	3,316	—	—	1,221	3,316	4,537	334	1974	2015	15-39
Lima	OH	—	656	21,645	—	—	656	21,645	22,301	1,942	2009	2015	15-39
Sulphur Springs	TX	—	1,720	20,756	—	—	1,720	20,756	22,476	1,862	1989	2015	15-39
Portage	IN	—	1,181	13,130	—	—	1,181	13,130	14,311	1,375	2001	2016	15-39
St. Cloud	MN	—	565	20,420	—	—	565	20,420	20,985	1,391	1999	2016	15-39
New Kensington	PA	—	907	13,058	—	—	907	13,058	13,965	778	2015	2016	15-39
Denver	CO	—	1,105	8,077	—	1,050	1,105	9,127	10,232	389	1975	2017	15-39
Denver	CO	—	252	1,658	—	—	252	1,658	1,910	75	1977	2017	15-39
Germantown	WI	—	612	2,062	—	—	612	2,062	2,674	85	1989	2017	15-39
Germantown	WI	—	575	2,086	—	—	575	2,086	2,661	84	2000	2017	15-39
Green Bay	WI	—	406	7,032	—	—	406	7,032	7,438	287	1989	2017	15-39
Two Rivers	WI	—	445	1,885	—	—	445	1,885	2,330	97	1994	2017	15-39
Little Chute	WI	—	342	52,744	—	2	342	52,746	53,088	2,119	2017	2017	7-39
Las Vegas	NV	—	3,034	11,857	—	—	3,034	11,857	14,891	375	2017	2017	15-39
Walker	LA	—	4,646	30,310	—	—	4,646	30,310	34,956	1,041	2017	2017	15-39
Saxonburg	PA	—	1,048	7,545	—	1	1,048	7,546	8,594	274	2008	2017	15-39
Butler	PA	—	1,885	6,294	—	—	1,885	6,294	8,179	244	1990	2017	15-39
Story City	IA	—	5,700	13,916	—	20	5,700	13,936	19,636	498	1997	2017	15-39
San Jose	CA	—	9,489	18,617	—	956	9,489	19,573	29,062	648	1983	2017	15-39
Taunton	MA	—	3,157	16,851	—	—	3,157	16,851	20,008	433	1987	2018	15-39
Knoxville	TN	—	447	4,276	—	—	447	4,276	4,723	90	1977	2018	15-39
Elk Grove Village	IL	—	2,014	3,686	—	—	2,014	3,686	5,700	85	2014	2018	15-39
Elgin	IL	—	3,265	4,947	—	—	3,265	4,947	8,212	96	1981	2018	15-39
Lordstown	OH	—	1,028	36,068	—	—	1,028	36,068	37,096	540	2012	2018	15-39
Perth Amboy	NJ	20,674	5,622	35,420	—	—	5,622	35,420	41,042	501	1933	2018	15-39
Indianapolis	IN	—	840	8,395	—	—	840	8,395	9,235	133	1972	2018	15-39
Hazelwood	MO	—	2,936	7,565	—	—	2,936	7,565	10,501	105	1966	2018	15-39
Fridley	MN	—	273	1,986	—	—	273	1,986	2,259	23	1973	2018	15-39
Burnsville	MN	—	207	2,209	—	—	207	2,209	2,416	26	1973	2018	15-39
North Canton	OH	—	338	8,263	—	—	338	8,263	8,601	51	1988	2018	15-39
Madison	MS	—	3,348	11,997	—	—	3,348	11,997	15,345	15	2003	2018	15-39
Novi	MI	—	872	8,274	—	—	872	8,274	9,146	10	2018	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Healthcare Properties:
Fayetteville	GA	—	865	4,901	—	—	865	4,901	5,766	1,427	1985	2008	15-39
Houston	TX	1,751	598	3,388	—	—	598	3,388	3,986	958	1980	2008	15-39
Rockford	IL	—	216	1,225	—	—	216	1,225	1,441	376	1993	2008	15-39
Machesney Park	IL	—	218	1,237	—	—	218	1,237	1,455	403	1996	2008	15-39
Loves Park	IL	563	190	890	—	—	190	890	1,080	274	1982	2010	15-39
Memphis	TN	—	530	2,722	—	—	530	2,722	3,252	804	1993	2009	15-39
Savannah	GA	—	160	641	—	—	160	641	801	182	1986	2009	15-39
Pooler	GA	—	272	1,089	—	—	272	1,089	1,361	305	1990	2009	15-39
Savannah	GA	—	114	457	—	—	114	457	571	116	1978	2009	15-39
Savannah	GA	—	148	590	—	—	148	590	738	182	1981	2009	15-39
Houston	TX	—	2,022	6,065	—	—	2,022	6,065	8,087	1,561	2002	2010	15-39
Greece	NY	—	1,391	30,442	—	3,268	1,391	33,710	35,101	7,425	2011	2010	7-39
Tampa	FL	—	580	3,304	—	—	580	3,304	3,884	765	2002	2011	15-39
Tampa	FL	—	790	4,021	—	—	790	4,021	4,811	903	1985	2011	15-39
Wesley Chapel	FL	—	340	2,862	—	—	340	2,862	3,202	650	2008	2011	15-39
Brandon	FL	—	292	1,961	—	—	292	1,961	2,253	440	1998	2011	15-39
Plano	TX	—	965	2,895	—	—	965	2,895	3,860	642	2000	2011	15-39
Ada	OK	—	293	1,172	—	—	293	1,172	1,465	262	2011	2011	15-39
Oklahoma City	OK	—	427	1,282	—	—	427	1,282	1,709	270	2001	2011	15-39
Sapulpa	OK	—	510	1,271	—	—	510	1,271	1,781	245	2011	2012	15-39
Lawton	OK	—	357	1,422	—	—	357	1,422	1,779	258	2012	2012	15-39
McAlester	OK	—	413	1,669	—	—	413	1,669	2,082	301	2012	2012	15-39
Weatherford	OK	—	357	1,419	—	—	357	1,419	1,776	266	2012	2012	15-39
Ardmore	OK	—	575	1,400	—	—	575	1,400	1,975	227	2013	2013	15-39
Wichita	KS	—	295	1,606	—	—	295	1,606	1,901	252	2013	2013	15-39
Bartlesville	OK	—	505	1,629	—	—	505	1,629	2,134	262	2013	2013	15-39
Melbourne	FL	—	3,320	13,281	—	—	3,320	13,281	16,601	2,490	1993	2012	15-39
Sarasota	FL	—	1,290	4,899	—	—	1,290	4,899	6,189	848	2002	2013	15-39
Sarasota	FL	—	934	5,013	—	282	934	5,295	6,229	836	2002	2013	15-39
Englewood	FL	—	207	679	—	—	207	679	886	116	1985	2013	15-39
Brookfield	WI	—	338	4,603	—	—	338	4,603	4,941	767	2005	2013	15-39
Waukesha	WI	—	302	11,218	—	—	302	11,218	11,520	1,724	2005	2013	15-39
Plainfield	IL	—	128	7,843	702	1,489	830	9,332	10,162	1,297	2012	2013	15-39
Greenfield	WI	—	212	7,163	—	—	212	7,163	7,375	1,097	2011	2013	15-39
Brookfield	WI	—	331	7,542	—	—	331	7,542	7,873	1,194	2008	2013	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Goodyear	AZ	—	558	3,529	—	—	558	3,529	4,087	534	2013	2013	15-39
Richmond	VA	—	348	2,986	—	—	348	2,986	3,334	420	2011	2013	15-39
Montgomery	AL	—	94	1,303	—	—	94	1,303	1,397	214	2013	2013	15-39
Kingwood	TX	—	253	5,236	—	—	253	5,236	5,489	630	2009	2014	15-39
Lubbock	TX	—	1,616	6,195	—	135	1,616	6,330	7,946	751	2001	2014	15-39
Russellville	AR	—	1,232	4,752	—	—	1,232	4,752	5,984	653	2010	2014	15-39
Little Rock	AR	—	1,866	5,294	—	—	1,866	5,294	7,160	747	2012	2014	15-39
Conway	AR	—	1,522	3,579	—	5,624	1,522	9,203	10,725	821	2007	2014	15-39
Hudsonville	MI	—	199	3,631	—	—	199	3,631	3,830	385	2007	2015	15-39
Franklin	TN	—	766	3,728	—	—	766	3,728	4,494	451	2005	2015	15-39
Elk Grove Village	IL	—	252	2,933	—	—	252	2,933	3,185	314	1985	2015	15-39
Virginia Beach	VA	—	827	3,310	—	—	827	3,310	4,137	262	2008	2016	15-39
Tampa	FL	—	42	6,945	—	—	42	6,945	6,987	378	1999	2016	39
Tampa	FL	—	8	732	—	—	8	732	740	40	1999	2016	39
Tampa	FL	—	33	2,094	—	—	33	2,094	2,127	114	2013	2016	39
Houston	TX	—	405	2,586	—	—	405	2,586	2,991	151	2002	2016	15-39
Mt. Dora	FL	—	1,338	4,788	—	—	1,338	4,788	6,126	482	1988	2015	15-39
Mt. Dora	FL	—	477	691	—	—	477	691	1,168	92	1987	2015	15-39
Summerfield	FL	—	295	2,146	—	—	295	2,146	2,441	216	2000	2015	15-39
Summerfield	FL	—	362	2,632	—	—	362	2,632	2,994	265	2008	2015	15-39
Leesburg	FL	—	402	1,869	—	—	402	1,869	2,271	201	1994	2015	15-39
Tempe	AZ	—	1,181	14,580	—	—	1,181	14,580	15,761	1,529	2006	2015	15-39
Lincoln	NE	—	1,300	13,163	—	—	1,300	13,163	14,463	1,319	1973	2015	15-39
North Little Rock	AR	—	532	51,843	—	—	532	51,843	52,375	4,391	2005	2015	15-39
Worthington	OH	—	264	12,053	—	—	264	12,053	12,317	878	1979	2016	15-39
Carmel	IN	—	243	3,519	—	—	243	3,519	3,762	343	2006	2016	15-39
Copley	OH	—	104	6,359	—	—	104	6,359	6,463	245	1996	2017	15-39
Cleveland	OH	—	323	2,744	—	—	323	2,744	3,067	116	2007	2017	15-39
Girard	OH	—	75	1,107	—	—	75	1,107	1,182	56	2003	2017	15-39
Moraine (Dayton)	OH	—	336	3,654	—	2	336	3,656	3,992	128	2017	2017	15-39
Commerce Township	MI	—	412	1,935	—	2	412	1,937	2,349	75	2007	2017	15-39
Modesto	CA	—	689	19,200	—	—	689	19,200	19,889	1,226	1984	2016	15-39
Modesto	CA	—	300	4,273	—	—	300	4,273	4,573	285	1984	2016	15-39
Clinton Township	MI	—	396	6,694	—	35	396	6,729	7,125	328	2016	2017	15-39
Westland	MI	—	394	6,106	—	9	394	6,115	6,509	286	1994	2017	15-39
Lenoir	NC	—	150	3,622	—	—	150	3,622	3,772	167	2010	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Morganton	NC	—	164	3,010	—	—	164	3,010	3,174	141	2000	2017	15-39
Rutherford College	NC	—	130	2,692	—	—	130	2,692	2,822	126	2007	2017	15-39
Hickory	NC	—	473	4,991	—	—	473	4,991	5,464	244	2000	2017	15-39
Newton	NC	—	195	1,085	—	—	195	1,085	1,280	56	1994	2017	15-39
Newton	NC	—	101	458	—	—	101	458	559	22	1998	2017	15-39
Wilson	NC	—	547	6,214	—	51	547	6,265	6,812	294	1993	2017	15-39
Overland Park	KS	—	456	3,789	—	—	456	3,789	4,245	147	2006	2017	15-39
Overland Park	KS	—	205	8,045	—	—	205	8,045	8,250	287	2016	2017	15-39
Overland Park	KS	—	571	3,715	—	—	571	3,715	4,286	173	1965	2017	15-39
Crestview Hills	KY	5,051	192	8,342	—	—	192	8,342	8,534	266	2005	2017	15-39
Pittsburg	KS	—	103	2,264	—	—	103	2,264	2,367	70	2016	2017	15-39
Prairieville	LA	—	369	3,275	—	—	369	3,275	3,644	103	2016	2017	15-39
Charlotte	NC	—	825	4,969	—	14	825	4,983	5,808	151	1989	2017	15-39
Tulsa	OK	—	734	3,143	—	—	734	3,143	3,877	97	2016	2017	15-39
Rhinelander	WI	—	55	1,689	—	—	55	1,689	1,744	55	2013	2017	15-39
Charlotte	NC	—	534	1,101	—	—	534	1,101	1,635	58	1999	2017	15-39
Zionsville	IN	—	591	4,243	—	—	591	4,243	4,834	25	2016	2018	15-39
Noblesville	IN	—	—	6,216	—	—	—	6,216	6,216	33	2017	2018	15-39
Warren	MI	—	110	1,604	—	—	110	1,604	1,714	9	1998	2018	15-39
Tullahoma	TN	—	114	3,674	—	—	114	3,674	3,788	22	2003	2018	15-39
Brandon	FL	—	475	2,438	—	—	475	2,438	2,913	3	2008	2018	15-39
Atlanta	GA	—	2,397	12,271	—	—	2,397	12,271	14,668	14	1999	2018	15-39
Northfield	IL	—	548	4,184	—	—	548	4,184	4,732	5	1964	2018	15-39
Ann Arbor	MI	—	209	562	—	—	209	562	771	1	1954	2018	15-39
Southfield	MI	—	1,013	14,967	—	—	1,013	14,967	15,980	17	2004	2018	15-39
Clearwater	FL	—	819	961	—	—	819	961	1,780	1	1977	2018	15-39
Arlington	TX	—	1,931	15,873	—	—	1,931	15,873	17,804	18	2015	2018	15-39
Naperville	IL	—	711	5,349	—	—	711	5,349	6,060	6	2005	2018	15-39
Yorkville	IL	—	234	4,003	—	—	234	4,003	4,237	5	2000	2018	15-39
Yorkville	IL	—	260	1,944	—	—	260	1,944	2,204	2	2006	2018	15-39
Sycamore	IL	—	152	3,621	—	—	152	3,621	3,773	4	1999	2018	15-39
Sycamore	IL	—	13	282	—	—	13	282	295	—	1999	2018	15-39
Sandwich	IL	—	315	4,876	—	—	315	4,876	5,191	6	1995	2018	15-39
Olympia Fields	IL	—	565	5,698	—	—	565	5,698	6,263	7	2007	2018	15-39
Shelby	NC	—	124	2,217	—	—	124	2,217	2,341	2	2006	2018	15-39
Lacey	WA	—	2,441	15,769	—	—	2,441	15,769	18,210	18	2004	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Aberdeen	WA	—	899	4,482	—	—	899	4,482	5,381	5	2007	2018	15-39
Bremerton	WA	—	140	3,154	—	—	140	3,154	3,294	4	1999	2018	15-39
Spartanburg	SC	—	251	3,821	—	—	251	3,821	4,072	5	2006	2018	15-39
Newport News	VA	—	831	3,977	—	—	831	3,977	4,808	5	2004	2018	15-39
Newport News	VA	—	587	3,466	—	—	587	3,466	4,053	4	2006	2018	15-39
Hanover	PA	—	80	3,752	—	—	80	3,752	3,832	4	2003	2018	15-39
Roanoke	VA	—	267	3,027	—	—	267	3,027	3,294	3	1990	2018	15-39
Wayland	MI	—	373	2,592	—	—	373	2,592	2,965	3	1999	2018	15-39
Johnson City	NY	—	357	4,934	—	—	357	4,934	5,291	5	1970	2018	15-39
Bradenton	FL	—	547	5,055	—	—	547	5,055	5,602	6	1984	2018	15-39
Bradenton	FL	—	292	2,085	—	—	292	2,085	2,377	2	1982	2018	15-39
Bradenton	FL	—	112	1,167	—	—	112	1,167	1,279	1	1982	2018	15-39
Bradenton	FL	—	274	1,589	—	—	274	1,589	1,863	2	1995	2018	15-39
Ruskin	FL	—	203	1,526	—	—	203	1,526	1,729	3	2004	2018	15-39
Office Properties:
Union Grove	WI	—	85	340	—	—	85	340	425	59	1993	2012	15-39
Milwaukee	WI	—	668	5,650	—	—	668	5,650	6,318	647	1989	2014	15-39
Mt. Pleasant	TX	—	2,214	3,717	—	—	2,214	3,717	5,931	573	2008	2014	15-39
Harleysville	PA	—	3,513	24,767	—	—	3,513	24,767	28,280	2,167	1950	2016	15-39
Harrisburg	PA	—	958	19,060	—	—	958	19,060	20,018	1,439	1976	2016	15-39
Wood Dale	IL	—	2,806	8,726	—	—	2,806	8,726	11,532	659	1986	2016	15-39
Milpitas	CA	—	1,478	8,164	—	—	1,478	8,164	9,642	501	1982	2016	15-39
Austin	TX	—	300	29,681	—	8,649	300	38,330	38,630	2,312	1984	2016	7-39
Melbourne	FL	—	1,701	12,141	—	—	1,701	12,141	13,842	723	2012	2016	15-39
Pittsford	NY	—	40	29,530	—	1,000	40	30,530	30,570	1,243	1975	2017	15-39
Mesa	AZ	—	785	5,034	—	—	785	5,034	5,819	162	1998	2017	15-39
Albuquerque	NM	—	987	11,357	—	3	987	11,360	12,347	346	1996	2017	15-39
Jacksonville	FL	—	1,251	19,784	—	—	1,251	19,784	21,035	598	1984	2017	15-39
Troy	MI	—	1,665	19,798	—	1	1,665	19,799	21,464	618	1984	2017	15-39
Tampa	FL	—	3,954	10,732	—	—	3,954	10,732	14,686	215	1984	2018	15-39
Carrollton	TX	—	3,743	28,025	—	—	3,743	28,025	31,768	357	1999	2018	15-39
Other Properties:
Rochester	NY	4,692	589	9,872	—	—	589	9,872	10,461	2,420	2001	2010	15-39
Knoxville	TN	—	744	2,246	—	—	744	2,246	2,990	576	1975	2011	15-39
Melbourne	FL	—	809	3,235	—	—	809	3,235	4,044	678	1998	2012	15-39
Groveport	OH	—	710	5,087	—	—	710	5,087	5,797	817	1979	2014	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
West Valley City	UT	—	1,336	5,822	—	10,000	1,336	15,822	17,158	2,610	1998	2014	15-39
San Jose	CA	—	914	2,704	—	—	914	2,704	3,618	238	1920	2016	15-27.5
Norman	OK	—	68	5,358	—	—	68	5,358	5,426	472	1965	2016	15-27.5
Corvallis	OR	—	122	1,114	—	—	122	1,114	1,236	100	1939	2016	15-27.5
Oneonta	NY	—	23	838	—	—	23	838	861	36	1893	2017	15-27.5
Lexington	KY	—	28	2,605	—	—	28	2,605	2,633	109	1985	2017	15-27.5
Tallahassee	FL	6,467	74	7,476	—	—	74	7,476	7,550	310	2015	2017	15-27.5
Greenville	NC	—	122	1,700	—	—	122	1,700	1,822	74	1923	2017	15-27.5
Indianapolis	IN	—	1,086	18,552	—	1,050	1,086	19,602	20,688	620	1995	2017	15-39
Acquisitions in Progress(C)		—	—	202	—	—	—	202	202
Total(D)		$79,451	$410,546	$2,399,494	$497	$38,198	$411,043	$2,437,692	$2,848,735	$206,989

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property (see Note 4).
(B)	The aggregate cost of real estate owned as of December 31, 2018 for U.S. federal income tax purposes was approximately $3,000,000.
(C)	Acquisition costs in progress represents costs incurred during the year ended December 31, 2018 related to asset acquisitions expected to close during the year ended December 31, 2019.
(D)	This schedule excludes properties subject to leases that are classified as direct financing leases.

Change in Total Real Estate Assets

	For the years ended December 31,
	2018	2017	2016
Balance, beginning of period	$2,334,524	$1,743,403	$1,306,515
Acquisitions and building improvements	568,036	640,961	469,460
Dispositions	(51,950)	(47,181)	(32,572)
Impairment	(1,875)	(2,659)	—
Balance, end of period	$2,848,735	$2,334,524	$1,743,403

Change in Accumulated Depreciation

	For the years ended December 31,
	2018	2017	2016
Balance, beginning of period	$148,383	$105,703	$70,171
Acquisitions and building improvements	66,156	49,832	37,976
Dispositions	(7,376)	(6,942)	(2,444)
Impairment	(174)	(210)	—
Balance, end of period	$206,989	$148,383	$105,703

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be set forth under the captions Information About Director Nominees, Executive Officers of the Company and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement and are incorporated herein by reference.

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

Item 14.Principal Accountant Fees and Services.

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

Exhibit No.	Description

10.33

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated herein by reference)

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

BROADSTONE NET LEASE, INC.

Date: March 14, 2019	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2019	/s/ Amy L. Tait
Amy L. Tait
Chairman of the Board of Directors

Date: March 14, 2019	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Director, Chief Executive Officer and President (Principal Executive Officer)

Date: March 14, 2019	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Director

Date: March 14, 2019	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: March 14, 2019	/s/ Agha S. Khan
Agha S. Khan
Director

Date: March 14, 2019	/s/ Thomas P. Lydon, Jr.
Thomas P. Lydon, Jr.
Director

Date: March 14, 2019	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: March 14, 2019	/s/ Geoffrey H. Rosenberger
Geoffrey H. Rosenberger
Director

Date: March 14, 2019	/s/ James H. Watters
James H. Watters
Director

Date: March 14, 2019	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2019	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Chief Accounting Officer and Treasurer (Principal Accounting Officer)