Form 10-Q
period 2019-03-31
Broadstone Net Lease, Inc.
filed 2019-05-07
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 23,173,407.023 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2019.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,682,996	$2,641,746
Accounted for using the direct financing method	41,975	42,000
Investment in rental property, net	2,724,971	2,683,746
Cash and cash equivalents	11,726	18,612
Restricted cash	1,434	377
Accrued rental income	73,618	69,247
Tenant and other receivables, net	1,376	1,026
Tenant and capital reserves	1,149	1,136
Prepaid expenses and other assets	4,821	2,803
Interest rate swap, assets	8,737	17,633
Intangible lease assets, net	287,189	286,258
Debt issuance costs – unsecured revolver, net	3,277	2,261
Leasing fees, net	13,645	13,698
Total assets	$3,131,943	$3,096,797

Liabilities and equity
Unsecured revolver	$139,900	$141,100
Mortgages and notes payable, net	72,004	78,952
Unsecured term notes, net	1,222,095	1,225,773
Interest rate swap, liabilities	5,549	1,820
Accounts payable and other liabilities	24,149	22,269
Due to related parties	52	114
Tenant improvement allowances	2,697	2,125
Accrued interest payable	8,391	9,777
Intangible lease liabilities, net	85,080	85,947
Total liabilities	1,559,917	1,567,877

Commitments and contingencies (See Note 15)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 22,876 and 22,014 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	1,630,417	1,557,421
Subscriptions receivable	(225)	—
Cumulative distributions in excess of retained earnings	(170,847)	(155,150)
Accumulated other comprehensive income	3,018	14,806
Total Broadstone Net Lease, Inc. stockholders’ equity	1,462,386	1,417,099
Non-controlling interests	109,640	111,821
Total equity	1,572,026	1,528,920
Total liabilities and equity	$3,131,943	$3,096,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2019	2018
Revenues
Lease revenues	$68,430	$55,589

Operating expenses
Depreciation and amortization	24,310	19,202
Asset management fees	5,120	4,143
Property management fees	1,885	1,517
Property and operating expense	4,390	2,619
General and administrative	1,103	1,330
State and franchise tax	443	243
Provision for impairment of investment in rental properties	1,017	—
Total operating expenses	38,268	29,054

Other income (expenses)
Preferred distribution income	—	188
Interest income	1	110
Interest expense	(15,828)	(11,177)
Cost of debt extinguishment	(713)	—
Gain on sale of real estate	1,400	3,339
Net income	15,022	18,995
Net income attributable to non-controlling interests	(1,084)	(1,422)
Net income attributable to Broadstone Net Lease, Inc.	$13,938	$17,573

Weighted average number of common shares outstanding
Basic	22,335	19,167
Diluted	24,072	20,719
Net earnings per common share
Basic and diluted	$0.62	$0.92

Comprehensive income
Net income	$15,022	$18,995
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(12,624)	16,955
Realized gain on interest rate swaps	(81)	—
Comprehensive income	2,317	35,950
Comprehensive income attributable to non-controlling interests	(167)	(2,692)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$2,150	$33,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	17,573	—	1,422	18,995
Issuance of 710 shares of common stock	1	57,154	(129)	—	—	—	57,026
Other offering costs	—	(224)	—	—	—	—	(224)
Distributions declared ($0.415 per share January 2018, $0.43 per share February through March 2018)	—	—	—	(24,476)	—	(2,472)	(26,948)
Change in fair value of interest rate swap agreements	—	—	—	—	15,685	1,270	16,955
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 46 shares of common stock	—	(3,577)	—	—	—	—	(3,577)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Balance, March 31, 2018	$20	$1,355,268	$(144)	$(127,183)	$20,807	$96,912	$1,345,680

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2019	$22	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920
Net income	—	—	—	13,938	—	1,084	15,022
Issuance of 883 shares of common stock	1	75,099	(225)	—	—	—	74,875
Other offering costs	—	(300)	—	—	—	—	(300)
Distributions declared ($0.430 per share January 2019, $0.440 per share February through March 2019)	—	—	—	(29,635)	—	(2,348)	(31,983)
Change in fair value of interest rate swap agreements	—	—	—	—	(11,713)	(911)	(12,624)
Realized gain on interest rate swap agreements	—	—	—	—	(75)	(6)	(81)
Redemption of 21 shares of common stock	—	(1,803)	—	—	—	—	(1,803)
Balance, March 31, 2019	$23	$1,630,417	$(225)	$(170,847)	$3,018	$109,640	$1,572,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2019	2018
Operating activities
Net income	$15,022	$18,995
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	23,572	19,380
Provision for impairment on investment in rental properties	1,017	—
Amortization of debt issuance costs charged to interest expense	517	425
Straight-line rent and financing lease adjustments	(5,143)	(5,141)
Cost of debt extinguishment	713	—
Gain on sale of real estate	(1,400)	(3,339)
Leasing fees paid	(258)	(785)
Other non-cash items	92	185
Changes in assets and liabilities:
Tenant and other receivables	(350)	(272)
Prepaid expenses and other assets	(442)	(588)
Accounts payable and other liabilities	(315)	2,046
Accrued interest payable	(1,386)	1,331
Net cash provided by operating activities	31,639	32,237

Investing activities
Acquisition of rental property accounted for using the operating method	(75,080)	(101,835)
Capital expenditures and improvements	(256)	(1,378)
Proceeds from disposition of rental property, net	10,612	15,738
Increase in tenant and capital reserves	(13)	(49)
Change in deposits on investments in rental property	100	—
Net cash used in investing activities	(64,637)	(87,524)

Financing activities
Proceeds from issuance of common stock, net	59,869	44,957
Redemptions of common stock	(1,803)	(3,577)
Borrowings on unsecured term notes	300,000	—
Principal payments on mortgages, notes payable and unsecured term notes	(306,970)	(722)
Borrowings on unsecured revolver	43,800	79,000
Repayments on unsecured revolver	(45,000)	(35,000)
Cash distributions paid to stockholders	(14,495)	(12,256)
Cash distributions paid to non-controlling interests	(2,330)	(2,464)
Debt issuance and extinguishment costs paid	(5,902)	—
Net cash provided by financing activities	27,169	69,938
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,829)	14,651
Cash and cash equivalents and restricted cash at beginning of period	18,989	10,099
Cash and cash equivalents and restricted cash at end of period	$13,160	$24,750

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$18,612	$9,355
Restricted cash at beginning of period	377	744
Cash and cash equivalents and restricted cash at beginning of period	$18,989	$10,099

Cash and cash equivalents at end of period	$11,726	$13,499
Restricted cash at end of period	1,434	11,251
Cash and cash equivalents and restricted cash at end of period	$13,160	$24,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. At March 31, 2019, the Corporation owned a diversified portfolio of 644 individual net leased commercial properties located in 42 states throughout the continental United States.

Broadstone Net Lease, LLC (the “Operating Company”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the Operating Company. The remaining interests in the Operating Company, which are referred to as non-controlling interests, are held by members who acquired their interest by contributing property to the Operating Company in exchange for membership units of the Operating Company. As the Corporation conducts substantially all of its operations through the Operating Company, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The following table summarizes the economic ownership interest in the Operating Company:

Percentage of shares owned by	March 31, 2019	December 31, 2018
Corporation	92.9%	92.7%
Non-controlling interests	7.1%	7.3%
	100.0%	100.0%

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s (as defined below) affairs. The Corporation is externally managed and its Board of Directors has retained the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy, and to provide certain property management services for the Corporation’s properties, subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager is a wholly owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Company. Refer to Note 3 for further discussion concerning related parties and related party transactions.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 14, 2019. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Corporation, the Operating Company and its consolidated subsidiaries, all of which are wholly owned by the Operating Company (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 92.9% interest in the Operating Company at March 31, 2019, and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation has concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

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

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition.  Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. If the Company’s strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized.

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

During the three months ended March 31, 2019, the Company recorded an impairment charge of $1,017 on one property. Impairment indicators were identified from concerns over the tenant’s future viability and changes to the overall investment strategy for the real estate assets. The amount of the impairment charge was based on management’s consideration of the factors detailed above. In determining the fair value of the impaired assets at March 31, 2019, the time of measurement, the Company utilized a capitalization rate of 14.58%, and a weighted average discount rate of 8.00%. There were no impairment charges recorded for the three months ended March 31, 2018.

The Company has reduced the carrying values of the impaired real estate assets to their estimated fair values at the measurement date as detailed below:

	March 31, 2019
(in thousands)	Carrying Amount	Allocation of Impairment	Net Carrying Amount
Investment in rental property accounted for using the operating method, net of accumulated depreciation	$2,536	$(748)	$1,788
Accrued rental income	180	(180)	—
Intangible lease assets, net	275	(81)	194
Leasing fees, net	26	(8)	18
	$3,017	$(1,017)	$2,000

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the Consumer Price Index. Lease income associated with such provisions is considered variable lease income and is not included in the initial measurement of the lease receivable, and therefore in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

As described in Recently Adopted Accounting Standards elsewhere in Note 2, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and related ASUs subsequently issued (collectively, “ASC 842”) as of January 1, 2019.

Leases Executed on or After Adoption of ASC 842

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances in accordance with ASC 842.

ASC 842 requires the Company to account for the right to use land as a separate lease component, unless the accounting effect of doing so would be insignificant. Determination of significance requires management judgment. In determining whether the accounting effect of separately reporting the land component from other components for its real estate leases is significant, the Company assesses: (i) whether separating the land component impacts the classification of any lease component, (ii) the value of the land component in the context of the overall contract, and (iii) whether the right to use the land is coterminous with the rights to use the other assets.

Leases Executed Prior to Adoption of ASC 842

A lease arrangement was classified as an operating lease if none of the following criteria were met: (i) ownership transferred to the lessee prior to or shortly after the end of the lease term, (ii) the lessee had a bargain purchase option during or at the end of the lease term, (iii) the lease term was greater than or equal to 75% of the underlying property’s estimated useful life, or (iv) the present value of the future minimum lease payments (excluding executory costs) was greater than or equal to 90% of the fair value of the leased property. If one or more of these criteria were met, and the minimum lease payments were determined to be reasonably predictable and collectible, the lease arrangement was generally accounted for as a direct financing lease. Consistent with ASC 840, Leases, if the fair value of the land component was 25% or more of the total fair value of the leased property, the land was considered separately from the building for purposes of applying the lease term and minimum lease payments criterion in (iii) and (iv) above.

Revenue recognition methods for operating leases, direct financing leases, and sales-type leases are described below:

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

Rental property accounted for under direct financing leases – The Company utilizes the direct finance method of accounting to record direct financing lease income. The net investment in the direct financing lease represents receivables for the sum of future lease payments to be received and the estimated residual value of the leased property, less unamortized unearned income (which represents the difference between undiscounted cash flows and discounted cash flows). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

Rental property accounted for under sales-type leases – For leases accounted for as sales-type leases, the Company records selling profit arising from the lease at inception, along with the net investment in the lease. The Company leases assets through the assumption of existing leases or through sale-leaseback transactions, and records such assets at their fair value at the time of acquisition, which in most cases coincides with lease inception. As a result, the Company does not generally recognize selling profit on sales-type leases. The net investment in the sales-type lease represents receivables for the sum of future lease payments and the estimated unguaranteed residual value of the leased property, each measured at net present value. Interest income is recorded over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and reported as Lease revenues in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date and are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rents received in advance are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Rents received in advance	$7,737	$7,832

Allowance for Doubtful Accounts

Prior to the adoption of ASC 842, provisions for doubtful accounts were recorded as bad debt expense and included in General and administrative expenses on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Subsequent to the adoption of ASC 842, provisions for doubtful accounts are recorded as an offset to Lease revenues on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

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

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 10):

	March 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$8,737	$—	$8,737	$—
Interest rate swap, liabilities	(5,549)	—	(5,549)	—
	$3,188	$—	$3,188	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$17,633	$—	$17,633	$—
Interest rate swap, liabilities	(1,820)	—	(1,820)	—
	$15,813	$—	$15,813	$—

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Restricted cash, Tenant and other receivables, net, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgage and notes payable, net, Unsecured term notes, net, and Unsecured revolver:

(in thousands)	March 31, 2019	December 31, 2018
Carrying amount	$1,442,346	$1,450,551
Fair value	1,454,310	1,439,264

As disclosed under the Long-lived Asset Impairment section elsewhere in Note 2, the Company’s non-recurring fair value measurements at March 31, 2019 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

In accordance with ASC 842, the Company records right-of-use assets and lease liabilities associated with leases of land where it is the lessee under non-cancelable operating leases (“ground leases”). The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using the rate implicit in the lease. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. As allowed under ASC 842, the Company has made an accounting policy election, applicable to all asset types, to not segregate lease from nonlease components when allocating contract consideration related to ground leases.

Right-of-use assets and lease liabilities associated with ground leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 31,
(in thousands)	Financial Statement Presentation	2019
Right-of-use assets	Prepaid expenses and other assets	$1,676
Lease liabilities	Accounts payable and other liabilities	1,256

Taxes Collected From Tenants and Remitted to Governmental Authorities

A majority of the Company’s properties are leased on a triple-net basis, which provides that the tenants are responsible for the payment of all property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis. In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where amounts billed to tenants are included in Lease revenues, and the corresponding expense is included in Property and operating expense, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Rental Expense

Rental expense associated with land that the Company leases under non-cancellable operating leases, is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. Under the provisions of ASC 842, the difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying March 31, 2019 Condensed Consolidated Balance Sheet. Prior to the adoption of ASC 842, at December 31, 2018, this difference was recorded as a deferred liability and was included as a component of Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Rental expense is included in Property and operating expenses on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic ASC 842), which superseded the existing guidance for lease accounting, ASC 840. ASC 842 is effective January 1, 2019, with early adoption permitted. The guidance requires lessees to recognize a right-of-use asset and a corresponding lease liability, initially measured at the present value of lease payments, for both operating and financing leases. Under the new pronouncement, lessor accounting is largely unchanged from prior GAAP, however disclosures were expanded. The Company adopted ASC 842 on January 1, 2019 on a modified retrospective basis and elected the following practical expedients:

•

The “Package of Three,” which allows an entity to not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for existing leases.

•

The optional transition method to initially apply the guidance of ASC 842 at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings. As a result of electing this practical expedient, the Company’s reporting for the comparative periods presented will continue to be in accordance with ASC 840, including the required disclosures.

•

The ability to make an accounting policy election, by class of underlying asset, to not separate nonlease components from the associated lease component and to account for those components as a single component if certain conditions are met.

ASC 842 requires all income from leases to be presented as a single line item, rather than the prior presentation where rental income from leases was shown separately from amounts billed and collected as reimbursements from tenants on the Condensed Consolidated Statements of Income and Comprehensive Income. In addition, bad debt expense is required to be presented as an adjustment to Lease revenues, rather than the prior presentation within Operating expenses on the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company is primarily a lessor and therefore adoption of ASC 842 did not have a material impact on its Condensed Consolidated Financial Statements. Upon adoption of ASC 842, it was not necessary for the Company to record a cumulative-effect adjustment to the opening balance of retained earnings, however the Company recognized a right-of-use asset and corresponding lease liability as of January 1, 2019, of $1,687 and $1,261, respectively, related to operating leases where it is the lessee (see Note 15). The right-of-use asset was recorded net of a previously recorded straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Previously under Topic 815, the eligible benchmark interest rates in the United States were the interest rates on direct Treasury obligations of the U.S. government (UST), the LIBOR swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate, which was introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities that already adopted the amendments in ASU 2017-12 (which the Company adopted effective January 1, 2018). The Company adopted ASU 2018-16 as of January 1, 2019 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. Adoption of this guidance had no impact on the Condensed Consolidated Financial Statements.

Other Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changes how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit loss, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. ASU 2016-13 is effective January 1, 2020, with early adoption permitted beginning on January 1, 2019, under a modified retrospective application. The Company continues to evaluate the impact this new standard will have on its Condensed Consolidated Financial Statements, but does not expect such impact will be material based upon the composition of its current lease portfolio.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its Condensed Consolidated Financial Statements and expects to adopt the new disclosures on a prospective basis on January 1, 2020.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current period’s presentation, including items described below which resulted from the adoption of ASC 842.

Components of revenue that were previously reported as Rental income from operating leases, Earned income from direct financing leases, Operating expenses reimbursed from tenants, and Other income from real estate transactions, on the Condensed Consolidated Statements of Income and Comprehensive Income, have been combined and reported as Lease revenues on the Condensed Consolidated Statements of Income and Comprehensive Income as follows:

As originally reported	For the three months ended
(in thousands)	March 31, 2018
Revenues
Rental income from operating leases	$51,832
Earned income from direct financing leases	966
Operating expenses reimbursed from tenants	2,749
Other income from real estate transactions	42
Total revenues	$55,589

As revised	For the three months ended
(in thousands)	March 31, 2018
Revenues
Lease revenues	$55,589

In addition, as discussed above, in connection with recording  the transition adjustment for the right-of-use asset related to operating leases where the Company is the lessee, amounts reported as ground lease intangible assets, net and ground lease straight-line rent liabilities on the Condensed Consolidated Balance Sheet at December 31, 2018, were reclassified as of January 1, 2019, and are now included as components of the right-of-use asset.

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

In exchange for services provided under the Property Management Agreement, the Manager receives certain fees and other compensation as follows:

(i)

3% of gross rentals collected each month from the rental property for property management services (other than one property, which calls for 5% of gross rentals under the Property Management Agreement); and

(ii)	Re-leasing fees for existing rental property equal to one month’s rent for a new lease with an existing tenant and two months’ rent for a new lease with a new tenant.

The Property Management Agreement automatically renewed on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Property Management Agreement. The Property Management Agreement provides for termination: (i) immediately by the Corporation’s Independent Directors Committee (“IDC”) for Cause, as defined in the Property Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Manager, in connection with a change in control of the Manager, as defined in the Property Management Agreement, (iii) by the IDC, by providing the Manager with written notice of termination not less than one year prior to the last calendar day of any renewal term, (iv) by the Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Termination Event, as defined in the Property Management Agreement, and (vi) by the IDC upon a Key Person Event, as defined in the Property Management Agreement.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at March 31, 2019, if the Property Management Agreement had been terminated at March 31, 2019, subject to the conditions noted above, the termination fee would have been $20,691.

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

(v)	1% of the gross sale price received for each rental property disposition; and
(vi)

1% of the Aggregate Consideration, as defined in the Asset Management Agreement, received in connection with a Disposition Event. The Asset Management Agreement defines a Disposition Event in the same manner as a Termination Event is defined in the Property Management Agreement discussed above.

The Asset Management Agreement automatically renewed on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Asset Management Agreement. The Asset Management Agreement provides for termination: (i) immediately by the IDC for Cause, as defined in the Asset Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Asset Manager, in connection with a change in control of the Asset Manager, as defined in the Asset Management Agreement, (iii) by the IDC, by providing the Asset Manager with written notice of termination not less than one year prior to the last calendar day of any renewal term, (iv) by the Asset Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Disposition Event, as defined in the Asset Management Agreement and (vi) by the IDC upon a Key Person Event, as defined in the Asset Management Agreement.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at March 31, 2019, if the Asset Management Agreement had been terminated at March 31, 2019, subject to the conditions noted above, the termination fee would have been $57,449.

Total fees incurred under the Property Management Agreement and Asset Management Agreement are as follows:

(in thousands)		For the three months ended March 31,
Type of Fee	Financial Statement Presentation	2019	2018
Asset management fee	Asset management fees	$5,120	$4,143
Property management fee	Property management fees	1,885	1,517
Total management fee expense		7,005	5,660

Marketing fee (offering costs)	Additional paid-in capital	300	224
Acquisition fee	Capitalized as a component of assets acquired	730	1,006
Leasing fee	Leasing fees, net	258	785
Disposition fee	Gain on sale of real estate	113	168
Total management fees		$8,406	$7,843

Included in Due to related parties on the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, are $26 and $114 of unpaid management fees, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

4. Acquisitions

The Company closed on the following acquisitions during the three months ended March 31, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
		27	$73,078	(a)
(a)	Acquisition price does not include capitalized acquisition costs of $2,205.

The Company closed on the following acquisitions during the three months ended March 31, 2018:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
		27	$100,530	(b)
(b)	Acquisition price does not include capitalized acquisition costs of $2,138.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed acquisitions:

	For the three months ended March 31,
(in thousands)	2019	2018
Land	$7,149	$15,381
Land improvements	10,506	5,591
Buildings and other improvements	49,677	71,825
Acquired in-place leases(c)	6,618	9,088
Acquired above-market leases(d)	2,169	1,523
Acquired below-market leases(e)	(836)	(740)
	$75,283	$102,668
(c)	The weighted average amortization period for acquired in-place leases is 15 years and 20 years for acquisitions completed during the three months ended March 31, 2019 and 2018, respectively.
(d)	The weighted average amortization period for acquired above-market leases is 17 years and 20 years for acquisitions completed during the three months ended March 31, 2019 and 2018, respectively.
(e)	The weighted average amortization period for acquired below-market leases is 13 years and 20 years for acquisitions completed during the three months ended March 31, 2019 and 2018, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from the Company’s unsecured revolving line of credit, and proceeds from equity issuances. All acquisitions closed during the three months ended March 31, 2019 and 2018, qualified as asset acquisitions and, as such, acquisition costs were capitalized.

Subsequent to March 31, 2019, the Company closed on the following acquisition (see Note 16):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 30, 2019	Industrial	1	$76,000	(f)
(f)	Mortgage of $49,782 was assumed as part of the acquisition of the related property.

The Company has not completed the allocation of the acquisition date fair values for the property acquired subsequent to March 31, 2019; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the three months ended March 31,
(in thousands, except number of properties)	2019	2018
Number of properties disposed	4	5
Aggregate sale price	$11,291	$16,813
Aggregate carrying value	(9,212)	(12,399)
Additional sales expenses	(679)	(1,075)
Gain on sale of real estate	$1,400	$3,339

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the retail, healthcare, manufacturing, office and other industries. At March 31, 2019, the Company had 625 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease. None of the Company’s leases contain purchase options.

The Company’s leases do not include residual value guarantees. To protect the residual value of its assets under lease, the Company requires tenants to maintain certain levels of property insurance, and in some cases will purchase supplemental policies directly. Management physically inspects each property on a regular basis, to ensure the tenant is maintaining the property so that it will be in a condition at the end of the lease term that is suitable for the Company to lease to a new tenant without the need for significant additional investment. For assets other than land, at lease inception the Company estimates the residual value taking into consideration the original fair value of the asset, less anticipated depreciation over the lease term. In general, at lease inception the Company assumes the value ascribed to land will be fully recoverable at the end of the lease term.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Land	$416,643	$411,043
Land improvements	249,493	239,701
Buildings and improvements	2,229,912	2,186,499
Equipment	11,492	11,492
	2,907,540	2,848,735
Less accumulated depreciation	(224,544)	(206,989)
	$2,682,996	$2,641,746

Depreciation expense on investment in rental property was as follows:

	For the three months ended March 31,
(in thousands)	2019	2018
Depreciation	$18,753	$15,164

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2019 are as follows:

(in thousands)
Remainder of 2019	$176,619
2020	238,968
2021	241,922
2022	243,994
2023	245,606
Thereafter	2,059,151
$3,206,260

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the Consumer Price Index or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases is comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Undiscounted estimated lease payments to be received	$75,813	$76,829
Estimated unguaranteed residual values	20,358	20,358
Unearned income	(54,196)	(55,187)
Net investment in direct financing leases	$41,975	$42,000

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2019 are as follows:

(in thousands)
Remainder of 2019	$3,060
2020	4,194
2021	4,283
2022	4,369
2023	4,456
Thereafter	55,451
$75,813

The above rental receipts do not include future lease payments for renewal periods, potential variable Consumer Price Index rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues on the Condensed Consolidated Statements of Income and Comprehensive Income:

For the three months ended
(in thousands)	March 31, 2019
Contractual rental amounts billed for operating leases	$58,419
Straight-line rent adjustments	5,171
Adjustment to revenue recognized for uncollectible rental amounts billed	(440)
Operating lease rental revenues	63,150
Earned income from direct financing leases	1,005
Operating expenses billed to tenants	4,275
Total lease revenues	$68,430

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	March 31, 2019	December 31, 2018
Lease intangibles:
Acquired above-market leases	$64,936	$64,164
Less accumulated amortization	(15,471)	(14,740)
Acquired above-market leases, net	49,465	49,424
Acquired in-place leases	283,691	277,659
Less accumulated amortization	(45,967)	(40,825)
Acquired in-place leases, net	237,724	236,834
Total intangible lease assets, net	$287,189	$286,258
Acquired below-market leases	$102,412	$101,602
Less accumulated amortization	(17,332)	(15,655)
Intangible lease liabilities, net	$85,080	$85,947
Leasing fees	$17,454	$17,274
Less accumulated amortization	(3,809)	(3,576)
Leasing fees, net	$13,645	$13,698

Amortization for intangible lease assets and liabilities is as follows:

(in thousands)		For the three months ended March 31,
Intangible	Financial Statement Presentation	2019	2018
Acquired in-place leases and leasing fees	Depreciation and amortization	$5,557	$4,038
Above-market and below-market leases	Increase (decrease) to lease revenues	740	(178)

Estimated future amortization of intangible assets and liabilities at March 31, 2019 is as follows:

(in thousands)
Remainder of 2019	$14,678
2020	19,314
2021	18,903
2022	18,288
2023	17,909
Thereafter	126,662
$215,754

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2019	December 31, 2018	Interest Rate(d)	Maturity Date
2015 Unsecured Term Loan (a)	$—	$300,000	one-month LIBOR + 1.40%	Feb. 2020 (f)
2017 Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver(b)	139,900	141,100	one-month LIBOR + 1.20%(e)	Jan. 2022
5.5-Year term loan	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
7-Year term loan	190,000	190,000	one-month LIBOR + 1.90%	Jun. 2024
	594,900	596,100
2019 Unsecured Term Loan (a)	300,000	—	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,369,900	1,371,100
Debt issuance costs, net(c)	(7,905)	(4,227)
	$1,361,995	$1,366,873
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At December 31, 2018, the Company had an outstanding balance of $15,000 on the swingline loan feature of the Revolver, due within five business days.  On January 2, 2019, the balance became a part of the Revolver and matures in January 2022.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At March 31, 2019 and December 31, 2018, one-month LIBOR was 2.49% and 2.35%, respectively.
(e)	At December 31, 2018, the swingline loan balance of $15,000 bore interest at 5.45% and the remaining Revolver balance of $126,100 bore interest at one-month LIBOR plus 1.20%.
(f)

In January 2019 the Company exercised the first of two extension options, extending the maturity date of the loan from February 2019 to February 2020. The loan was subsequently repaid in full on February 27, 2019 in connection with entering into the 2019 Unsecured Term Loan.

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2019 Unsecured Term Loan”) with Capital One, N.A. as administrative agent. The 2019 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2019 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2019 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Operating Company’s investment grade credit rating. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the 2019 Unsecured Term Loan is 1.85%. The 2019 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2015 Unsecured Term Loan in full. The remaining $150,000 commitment can be drawn in up to three requests through August 27, 2019.

On February 28, 2019, the Company amended the 2017 Unsecured Revolving Credit and Term Loan Agreement to increase the amount available under the Revolver from $425,000 to $600,000. This increased the total available borrowings under the 2017 Unsecured Revolving Credit and Term Loan Agreement to $1,055,000. All other terms and conditions of the 2017 Unsecured Revolving Credit and Term Loan Agreement remain the same as those in effect prior to this amendment.

At March 31, 2019, the weighted average interest rate on all outstanding borrowings was 4.42%. In addition, the Revolver is subject to a facility fee of 0.25% per annum.

For the three months ended March 31, 2019, the Company paid $5,229 in debt issuance costs associated with the 2019 Unsecured Term Loan and the amended 2017 Unsecured Revolving Credit and Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,229 of the debt issuance costs were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. Additionally, $215 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization:

	For the three months ended March 31,
(in thousands)	2019	2018
Debt issuance costs amortization	$553	$461

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	March 31,	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2019	2018
(1)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	$20,583	$20,674	(a) (b) (c) (m)
(2)	PNC Bank	Oct-16	Nov-26	3.62%	18,165	18,260	(b) (c)
(3)	Sun Life	Mar-12	Oct-21	5.13%	11,190	11,288	(b) (g)
(4)	Aegon	Apr-12	Oct-23	6.38%	8,323	8,496	(b) (h)
(5)	Symetra Financial	Nov-17	Oct-26	3.65%	6,411	6,467	(a) (b) (k) (l)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	5,017	5,051	(b) (d) (i) (j)
(7)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,448	1,459	(b) (c) (d)
(8)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(9)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	559	563	(b) (c) (d) (f)
(10)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	—	4,692	(b) (e)
(11)	Standard Insurance Co.	Apr-09	May-34	6.88%	—	1,751	(b) (c)
					72,446	79,451
	Debt issuance costs, net				(442)	(499)
					$72,004	$78,952
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
(f)

The interest rate represents the initial interest rate on the respective note. The interest rate will be adjusted at Standard Insurance’s discretion (based on prevailing rates) at 119 months from the first payment date, and the monthly installments will be adjusted accordingly. At the time Standard Insurance may adjust the interest rate for the note payable, the Company has the right to prepay the note without penalty.

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 10.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At March 31, 2019, investment in rental property of $127,916 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

(in thousands, except number of mortgages)	For the three months ended March 31, 2019	For the year ended December 31, 2018
Number of mortgages	2	2
Outstanding balance of mortgages	$6,173	$6,666

The following table summarizes the cost of mortgage extinguishment:

	For the three months ended March 31,
(in thousands)	2019	2018
Cost of mortgage extinguishment	$498	$—

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 8) at March 31, 2019 are as follows:

(in thousands)
Remainder of 2019	$1,706
2020	2,372
2021	17,137
2022	141,892
2023	272,368
Thereafter	1,006,871
$1,442,346

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	March 31, 2019	December 31, 2018
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(699)	$(411)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	2,048	2,702
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	361	769
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(207)	222
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	433	915
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	366	1,130
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(83)	132
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(247)	355
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	455	605
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	472	727
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	243	930
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	2,099	2,877
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	(265)	345
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	(481)	(189)
M&T Bank	August 2021	1.02%	one-month LIBOR	5,016	134	177	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(564)	(362)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(551)	(254)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	137	271
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	1,108	1,484
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	192	554
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(44)	382
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	276	728
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(176)	299
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	413	903
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(85)	59
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(436)	(222)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(777)	1,067
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(934)	(382)
					$3,188	$15,813
(a)	Notional amount at December 31, 2018 was $5,051.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements are as follows:

				Total Interest Expense
	Amount of (Loss) Gain	Reclassification from Accumulated Other		Presented in the
(in thousands)	Recognized in	Comprehensive Income		Consolidated Statements of
	Accumulated Other		Amount of	Income and Comprehensive
For the three months ended March 31,	Comprehensive Income	Location	Gain (Loss)	Income
2019	$(12,624)	Interest expense	$836	$15,828
2018	16,955	Interest expense	(913)	11,177

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $2,240. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2019. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 19% of total operating expenses for the three months ended March 31, 2019 and 2018. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). The Company has mortgages and notes payable with four institutions that comprise 28%, 25%, 15%, and 12% of total mortgages and notes payable at March 31, 2019. The Company has mortgages and notes payable with four institutions that comprise 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. For the three months ended March 31, 2019 and 2018, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

12. Equity

Share Redemption Program

The following table summarizes redemptions under the Share Redemption Program:

	For the three months ended March 31,
(in thousands, except number of redemptions)	2019	2018
Number of redemptions requested	13	8
Number of shares	21	46
Aggregate redemption price	$1,803	$3,577

Distribution Reinvestment Plan

The Corporation has adopted the Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At March 31, 2019 and December 31, 2018, a total of 2,411 and 2,233 shares of common stock, respectively, have been issued under the DRIP.

13. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended March 31,
(in thousands, except per share)	2019	2018
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$13,938	$17,573
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$13,938	$17,573
Net earnings attributable to non-controlling interests	1,084	1,422
	$15,022	$18,995

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	22,335	19,167
Effects of convertible membership units	1,737	1,552
Weighted average number of common shares outstanding used in diluted earnings per share	24,072	20,719
Basic and diluted net earnings per common share	$0.62	$0.92

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

14. Supplemental Cash Flow Disclosures

Cash paid for interest was $16,777 and $9,420 for the three months ended March 31, 2019 and 2018, respectively.  Cash paid for state income and franchise taxes was $395 and $419 for the three months ended March 31, 2019 and 2018, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the three months ended March 31, 2019 and 2018, the Corporation issued 173 and 147 shares, respectively, of common stock with a value of approximately $14,533 and $11,656, respectively, under the terms of the DRIP (see Note 12).

•

During the three months ended March 31, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At March 31, 2019 and 2018, dividend amounts declared and accrued but not yet paid amounted to $10,734 and $9,019, respectively.
•

During the three months ended March 31, 2019, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee, in connection with the adoption of ASC 842 as described in Note 2. The right-of-use asset was recorded net of a straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

15. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company’s business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its consolidated financial position, results of operations, or liquidity.

Property and Acquisition Related

In connection with ownership and operation of real estate, the Company may potentially be liable for cost and damages related to environmental matters. The Company is not aware of any non-compliance, liability, claim, or other environmental condition that would have a material effect on its consolidated financial position, results of operations, or liquidity.

Obligations Under Operating Leases

The Company leases land at certain properties under non-cancellable operating leases with initial lease terms ranging from 2025 to 2066. These leases contain provisions for fixed monthly payments, subject to rent escalations. One lease requires the Company to make annual rent payments calculated based upon sales generated at the property (“percentage rent”). None of the leases are subject to any sublease agreement.

For the three months ended March 31, 2019, total lease costs associated with ground leases, reported as a component of Property and operating expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, amounted to $47. The total lease costs are comprised of $35 of operating lease cost and $12 of variable lease cost related to percentage rent. For the three months ended March 31, 2018, there were no lease costs associated with ground leases.

For the three months ended March 31, 2019, payments associated with operating leases totaled $72 and were reported as Cash flows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2018, there were no lease payments.

Estimated future lease payments required under non-cancelable operating leases at March 31, 2019, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2019	$89
2020	120
2021	122
2022	124
2023	125
Thereafter	2,540
Total undiscounted cash flows	3,120
Time value of money	(1,864)
Lease liabilities	$1,256

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any variable lease payments associated with percentage rent or changes in the Consumer Price Index that may become due in future periods.

16. Subsequent Events

Through May 7, 2019, the Company has raised $25,224 through the sale of 298 shares of the Corporation’s common stock from monthly equity closings, including dividend reinvestments. Through May 7, 2019, the Company has paid $10,734 in distributions, including dividend reinvestments.

Subsequent to March 31, 2019, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $76,000 of rental property and associated intangible assets and liabilities and assumed $49,782 of liabilities (see Note 4).

On May 7, 2019, the Board of Directors declared a distribution of $0.44 per share on the Corporation’s common stock and approved a distribution of $0.44 per membership unit of the Operating Company for monthly distributions through July 2019. The distributions are payable on or prior to the 15th day of the following month to stockholders and unit holders of record on the record date, which is generally the next-to-the-last business day of the prior month. In addition, the IDC determined the share value for the Corporation’s common stock to be $86.00 per share for the period from May 1, 2019 through July 31, 2019.

Subsequent to March 31, 2019, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $13,000 and drew additional borrowings on the Revolver in the aggregate amount of $12,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “Operating Company,” and to their respective subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results, or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to known and unknown risks, uncertainties, and assumptions, including risks related to general economic conditions, local real estate conditions, tenant financial health, property acquisitions and the timing of these acquisitions, and the availability of capital to finance planned growth, among others.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 (the “Form 10-K”).

Overview

We are an externally managed real estate investment trust (“REIT”), formed as a Maryland corporation in 2007 to acquire and hold commercial real estate properties throughout the United States, substantially all of which are leased to the properties’ operators under long-term net leases. Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance, repairs, and capital costs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance), but exclude some or all major repairs (e.g., roof, structure, and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability, or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

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

As of March 31, 2019, we owned a diversified portfolio of 644 individual net leased commercial properties located in 42 states, and comprising approximately 19.7 million rentable square feet of operational space. As of March 31, 2019, all but three of our properties that were previously leased to a single tenant, were subject to leases and were 99.7% occupied by 161 different commercial tenants, with no single tenant accounting for more than 3.4% of our contractual rental revenue over the next 12 months (“NTM Rent”).

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors has retained Broadstone Real Estate, LLC (the “Manager”) to provide certain property management services for our properties, and Broadstone Asset Management, LLC, a wholly owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of directors’ direction, oversight, and approval.

As we conduct substantially all of our operations through the Operating Company, we are structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The UPREIT structure allows a property owner to contribute  property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and non-controlling membership unit holders of the Operating Company based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year. For the three months ended March 31, 2019, the weighted average number of units outstanding was 1.74 million.

We commenced our ongoing private offering of shares of our common stock (our “private offering”) in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. For the months of February 2019 through April 2019, new and additional investments were capped at $20 million per month. This cap will remain in effect for the months of May 2019 through July 2019.

Shares of our common stock are currently being offered in our private offering at a price equal to a Determined Share Value (as defined below) of $86.00 per share. For the three months ended March 31, 2019, we sold 880,983 shares of our common stock in our private offering, including 177,837 shares of common stock issued pursuant to our DRIP. Cash received for newly issued shares totaled $60.0 million and shares with a value of $14.9 million were issued pursuant to DRIP transactions. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

As of March 31, 2019, there were 22.9 million shares of our common stock issued and outstanding, and 1.7 million non-controlling membership units in the Operating Company issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q1 2019 Highlights

For the three months ended March 31, 2019, we:

•	Increased revenues to $68.4 million, representing growth of 23.1% compared to the three months ended March 31, 2018.
•

Generated net income on a GAAP (as defined below) basis of $15.0 million, representing a decrease of $4.0 million, or 20.9%, compared to the three months ended March 31, 2018. Earnings per diluted share on a GAAP basis was $0.62 for the three months ended March 31, 2019, representing a decrease of $0.30 per diluted share, or 32.6%, compared to the three months ended March 31, 2018.

•

Generated funds from operations (“FFO”), a non-GAAP financial measure, of $38.9 million, representing an increase of $4.1 million, or 11.7%, compared to the three months ended March 31, 2018. FFO per diluted share was $1.62 for the three months ended March 31, 2019, representing a decrease of $0.06 per diluted share, or 3.6%, compared to the three months ended March 31, 2018.

•

Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $34.2 million, representing an increase of $3.9 million, or 12.9%, compared to the three months ended March 31, 2018. AFFO per diluted share was $1.42 for the three months ended March 31, 2019, representing a decrease of $0.04 per diluted share, or 2.7%, compared to the three months ended March 31, 2018.

•

Subsequent to quarter end, the committee of our board of directors comprised of independent directors (the “Independent Directors Committee”) approved increasing the Determined Share Value (as defined below) to $86.00 per share, from $85.00 per share, effective for transactions from May 1, 2019 through July 31, 2019.

•

Closed five real estate acquisitions totaling $73.1 million, excluding capitalized acquisition expenses, adding 27 new properties with a weighted average initial cash capitalization rate of 7.4%. At the time of acquisition, the properties had a weighted average remaining lease term of 14.8 years and weighted average annual rent increases of 1.5%.

•

Sold four properties, representing 0.3% of our portfolio value as of December 31, 2018, at a weighted average capitalization rate of 7.1%, for net proceeds of $10.6 million, recognizing a gain of $1.4 million above carrying value.

•	Received $74.9 million in investments from new and existing stockholders. As of the end of the quarter, we had 3,243 common stockholders.
•	Collected more than 99% of rents due and, based on rentable square footage, maintained a 99.8% leased portfolio.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See discussion below under the heading Net Income and Non-GAAP Measures (FFO and AFFO), which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

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

We primarily acquire freestanding, single-tenant commercial properties located in the United States either directly from our creditworthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that are expected to achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that, with certain exceptions provided for in our Investment Policy, all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties are based on the following underwriting principles:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type, tenant industry, and geographic location as of March 31, 2019. The percentages below are calculated based on our NTM Rent as of March 31, 2019, divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail – other	13.0%
Retail – casual dining	10.2%
Retail – quick service restaurants ("QSR")	10.0%
Total Retail	33.2%
Industrial – warehouse/distribution	13.4%
Industrial – manufacturing	9.7%
Industrial – flex	5.9%
Industrial – other	3.2%
Total Industrial	32.2%
Healthcare – clinical	14.2%
Healthcare – surgical	3.8%
Healthcare – other	3.5%
Total Healthcare	21.5%
Office	9.5%
Other	3.6%
Total	100.0%

Tenant Industry, by % of NTM Rent

Industry	% NTM Rent
Restaurants	20.5%
Healthcare Facilities	19.1%
Home Furnishing Retail	5.0%
Specialized Consumer Services	4.4%
Auto Parts & Equipment	4.3%
Packaged Foods & Meats	3.8%
Air Freight & Logistics	3.1%
Healthcare Services	2.8%
Industrial Machinery	2.3%
Distributors	2.0%
Industrial Conglomerates	1.9%
Internet & Direct Marketing Retail	1.8%
Multi-line Insurance	1.7%
Life Sciences Tools & Services	1.7%
General Merchandise Stores	1.6%
Top 15 Tenant Industries	76.0%
Other (31 industries)	24.0%
Total	100.0%

Geographic Diversification, by % of NTM Rent

At March 31, 2019, 99.8% of our portfolio’s rentable square footage, representing all but three of our properties that were previously leased to a single tenant, is subject to leases, substantially all of which were net leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

Due to the fact that substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for six of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of March 31, 2019, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 12.0 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Approximately 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average remaining lease term on the $73.1 million in properties acquired during the three months ended March 31, 2019, was 14.8 years at the time of acquisition. More than 56% of our rental revenue is derived from leases that expire during 2030 and thereafter. As of March 31, 2019, no more than 9% of our rental revenue is derived from leases that expire in any single year in the next ten years. The following chart sets forth our lease expirations based upon the terms of our leases in place as of March 31, 2019.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments, or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations. Amounts are in thousands, except the number of tenants and properties. We did not have any material leasing activity during the three months ended March 31, 2019.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2019	1	1	11	$49	<0.1%
2020	5	5	112	1,373	0.6%
2021	7	11	99	1,921	0.8%
2022	5	4	124	3,253	1.4%
2023	12	13	703	6,900	2.9%
2024	14	17	1,795	14,734	6.1%
2025	10	18	271	4,372	1.8%
2026	18	29	826	12,520	5.2%
2027	22	33	1,965	19,955	8.3%
2028	22	35	1,871	21,125	8.8%
2029	16	62	2,486	18,500	7.7%
2030 and thereafter	91	413	9,374	135,526	56.4%
Untenanted properties	—	3	47	—	—
Total	223	644	19,684	$240,228	100.0%

Our top tenants and brands at March 31, 2019, are listed in the tables below. The percentages are calculated based on the NTM Rent associated with the tenant or brand divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	3.4%	10
Red Lobster Hospitality LLC & Red Lobster Restaurants LLC	Retail	3.1%	25
Jack's Family Restaurants LP	Retail	2.5%	36
Outback Steakhouse of Florida LLC (a)	Retail	2.3%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.1%	27
BluePearl Holdings, LLC	Healthcare	2.0%	12
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	2.0%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	1.9%	2
Nestle' Dreyer's Ice Cream Company	Industrial	1.8%	1
WendPartners & Subsidiaries	Retail	1.7%	28
Total Top Ten		22.8%	182
All Other		77.2%	462
Total		100.0%	644
(a)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	3.4%	10
Bob Evans Farms(a)	Industrial/Retail	3.1%	27
Red Lobster	Retail	3.1%	25
Wendy's	Retail	2.5%	41
Jack's Family Restaurants	Retail	2.5%	36
Taco Bell	Retail	2.2%	41
Krispy Kreme	Industrial/Retail	2.1%	27
BluePearl Veterinary Partners	Healthcare	2.0%	12
Outback Steakhouse	Retail	2.0%	22
Big Tex Trailers	Industrial/Retail/Office	2.0%	17
Total Top Ten		24.9%	258
All Other		75.1%	386
Total		100.0%	644
(a)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC properties.

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

As of March 31, 2019, our total outstanding indebtedness was $1,442.3 million, and the ratio of our total indebtedness to the approximate market value of our assets was 40.8%.

Determined Share Value

Our shares of common stock are sold by us in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established at least quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled Determined Share Value in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K. The following table presents our Determined Share Value for each period indicated below, together with the corresponding NAV per diluted share as of the preceding quarter end:

Period	NAV as of	NAV per diluted share	Determined Share Value
May 1, 2019 - July 31, 2019	March 31, 2019	$85.57	$86.00
February 1, 2019 - April 30, 2019	December 31, 2018	$84.92	$85.00
November 1, 2018 - January 31, 2019	September 30, 2018	$85.66	$86.00

The adjustments to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In August 2019, the Independent Directors Committee will review the NAV per diluted share calculations as of June 30, 2019, and will assess whether adjustments to the current Determined Share Value of $86.00 are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts (in thousands, except per share amounts):

NAV component:	March 31, 2019	December 31, 2018
Investment in rental property	$3,568,282	$3,462,675
Debt	(1,445,814)	(1,434,403)
Other assets and liabilities, net	(16,352)	(11,467)
NAV	$2,106,116	$2,016,805
Number of outstanding shares, including noncontrolling interests	24,612	23,751
NAV per diluted share	$85.57	$84.92

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of March 31, 2019, and December 31, 2018, supporting the Determined Share Value in effect for the periods of May 1, 2019, through July 31, 2019, and February 1, 2019, through April 30, 2019, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
March 31, 2019	6.41%	6.89%	6.79%	7.03%	7.26%	6.72%
December 31, 2018	6.44%	6.93%	6.89%	7.09%	7.28%	6.78%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of March 31, 2019, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $80.39. Conversely, a decrease in the weighted average implied market capitalization rate used as of March 31, 2019, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $91.16.

Distributions and Distribution Reinvestment

At its May 7, 2019 meeting, our board of directors declared monthly distributions of $0.44 per share of our common stock and unit of membership interest in the Operating Company to be paid by us to our stockholders and members of the Operating Company (other than us) of record as follows:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.44	May 30, 2019	June 14, 2019
$0.44	June 27, 2019	July 15, 2019
$0.44	July 30, 2019	August 15, 2019

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. Cash distributions will be reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Refer to the section titled Distribution and Distribution Reinvestment in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K, for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the three months ended March 31, 2019 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (a)	Distribution Paid Pursuant to DRIP on Membership Units (a)	Total Amount of Distribution
January	2019	$4,634	$617	$4,730	$130	$10,111
February	2019	4,691	617	4,800	130	10,238
March	2019	4,836	632	5,003	132	10,603
TOTAL		$14,161	$1,866	$14,533	$392	$30,952

(a)Distributions are paid in shares of common stock.

The following table summarizes our distributions paid, including the source of distributions and a comparison against FFO (in thousands).

	For the three months ended
	March 31,
	2019	2018
Distributions:
Paid in cash	$16,419	$14,221
Reinvested in shares	14,533	11,660
Total Distributions	$30,952	$25,881
Source of Distributions:
Cash flow from operating activities	$30,952	$25,881
FFO	$38,949	$34,858

For the three months ended March 31, 2019 and 2018, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative leverage profile, with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our current leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating. Our actual leverage ratio will vary over time but may not exceed 50% without the approval of the Independent Directors Committee. As of March 31, 2019, the leverage ratio was 40.8% of the approximate market value of our assets. From a management perspective and in communications with the credit rating agencies, we also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a metric we use to measure leverage in the context of our cash flow expectations and projections. Given the significance of our recent growth, however, adding $73.1 million in investments during the three months ended March 31, 2019, $606.8 million in investments during 2018, and $683.6 million in investments during 2017, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash inflows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the fourth quarter of the year), and therefore the full-year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate metric to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

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

As shown in the table below, net cash provided by operating activities decreased by $0.6 million, to $31.6 million for the three months ended March 31, 2019, from $32.2 million for the three months ended March 31, 2018. We funded real estate investment activity with a combination of cash from operations, proceeds from our unsecured revolving credit agreement, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units of $16.8 million and $14.7 million for the three months ended March 31, 2019 and 2018, respectively. The increased dividends between periods were primarily funded by cash provided by our operations. Cash and cash equivalents and restricted cash totaled $13.2 million and $24.8 million at March 31, 2019 and 2018, respectively.

	For the three months ended
	March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$31,639	$32,237
Net cash used in investing activities	(64,637)	(87,524)
Net cash provided by financing activities	27,169	69,938
Increase in cash and cash equivalents and restricted cash	$(5,829)	$14,651

Substantially all of our cash from operations is generated by our real estate portfolio. As of March 31, 2019, the historical cost basis of our real estate investment portfolio totaled $2,725.0 million, consisting of investments in 644 properties. During the first three months of  2019, these properties generated monthly straight-line rent revenues of approximately $21.3 million, and monthly contractual cash revenues of approximately $19.6 million. During the three months ended March 31, 2019, we closed five real estate acquisitions totaling $73.1 million, excluding capitalized acquisition expenses, adding 27 new properties to our portfolio. The new properties will generate approximately $0.5 million in monthly straight-line rent revenues and approximately $0.5 million in monthly contractual cash revenues over the next twelve months.

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

The mix of our financing sources may change over time based on market conditions and our liquidity needs. The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet through our investments in real estate with creditworthy tenants and lease guarantors, and maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a collection rate of greater than 99% during the three months ended March 31, 2019 and 2018. An investment grade credit rating of Baa3 on our debt is further evidence of our active management of a conservative capital structure. As we grow our real estate portfolio, we also intend to manage our debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. For example, during the third quarter of 2018, we used proceeds from the longer-term Series B and Series C Notes (as defined below) to repay a portion of our shorter-term Revolver and 2015 Unsecured Term Loan (each as defined below). Refer to Contractual Obligations below for further details of the maturities on our contractual obligations, including long-term debt maturities.

We achieved our investment grade credit rating based on our conservative leverage profile, diversified real estate investment portfolio, and earnings stability provided by the creditworthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our real estate portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to multiple sources of debt capital resulting from the investment grade credit rating, provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Equity Capital Resources

Our equity capital for our real estate acquisition activity is provided from the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the three months ended March 31, 2019, we raised $74.9 million in equity capital to be used in our acquisition activities, of which $60.0 million was received through new cash investments and $14.9 million was raised through our DRIP.

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

Existing Debt Facilities

2019 Unsecured Term Loan

On February 27, 2019, we entered into a $450.0 million seven-year unsecured term loan agreement (the “2019 Unsecured Term Loan”). At closing, we borrowed $300.0 million and used the proceeds to fully repay the 2015 Unsecured Term Loan (described below). The remaining $150.0 million can be drawn through August 27, 2019. The 2019 Unsecured Term Loan includes an accordion feature that can increase the facility size up to a total of $550.0 million of available capacity. Borrowings under the 2019 Unsecured Term Loan are payable interest only during the term, with the principal amount due at the maturity date of February 27, 2026. The rate of interest payable on borrowings under the 2019 Unsecured Term Loan, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margin is currently 1.85%.

2017 Unsecured Term Loans and Revolving Credit Facility

As of March 31, 2019, we have a $1.055 billion unsecured credit facility and term loan agreement (the “Credit Facility”), which is comprised of (i) a $600.0 million senior unsecured revolving credit facility (the “Revolver”), (ii) a five-and-a-half-year, $265.0 million senior unsecured delayed draw term loan (the “5.5-Year Term Loan”), and (iii) a seven-year, $190.0 million senior unsecured delayed draw term loan (the “7-Year Term Loan”). On February 28, 2019, we amended the Credit Facility to increase the amount available under the Revolver, from $425.0 million to $600.0 million. This increased the available capacity under the Credit Facility from $1.0 billion to $1.055 billion, including its accordion feature. Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full at maturity. All other terms and conditions of the Credit Facility remain the same as those in effect prior to this amendment.

The following table summarizes the amounts drawn and available to be drawn on the Credit Facility and 2019 Unsecured Term Loan as of March 31, 2019 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Credit Facility:
Revolver	$139,900	$460,100	$600,000	January 21, 2022(a)
5.5-Year Term Loan	265,000	—	265,000	January 23, 2023
7-Year Term Loan	190,000	—	190,000	June 21, 2024
2019 Unsecured Term Loan	300,000	150,000(b)	450,000	February 27, 2026
(a)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

(b)	The $150.0 million available under the 2019 Unsecured Term Loan can be drawn through August 27, 2019.

2015 Unsecured Term Loan

At December 31, 2018, we had outstanding a $300.0 million unsecured term loan (“2015 Unsecured Term Loan”). The 2015 Unsecured Term Loan was set to mature on February 6, 2019, and provided for two one-year extension options, at our option, subject to compliance with all covenants and the payment of a 0.10% fee. We exercised the first of these options on January 9, 2019, extending the maturity to February 6, 2020, and subsequently repaid the 2015 Unsecured Term Loan in full on February 27, 2019, using proceeds from the 2019 Unsecured Term Loan.

Senior Notes

To mitigate interest rate risk, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. At March 31, 2019 and December 31, 2018, we had $475.0 million of Senior Notes outstanding. The Senior Notes were issued in three series (Series A, B, and C) as described below.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to the loan agreements we have entered into. The table below summarizes the applicable financial covenants, which are substantially the same across each of our loan agreements. As of March 31, 2019, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the required distribution amounts.

Covenants	Required	Actual (as of March 31, 2019)
Leverage Ratio(a)	≤ 0.60 to 1.00	0.46
Secured Indebtedness Ratio(b)	≤ 0.40 to 1.00	0.02
Unencumbered Coverage Ratio(c)	≥ 1.75 to 1.00	3.47
Fixed Charge Coverage Ratio(d)	≥ 1.50 to 1.00	2.95
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(e)	≤ 0.60 to 1.00	0.47
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable
(a)	The leverage ratio is calculated as the ratio of total indebtedness to total market value.
(b)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value.
(c)

The unencumbered coverage ratio is the ratio of unencumbered net operating income (as defined in the agreements) for all eligible properties to unsecured interest expense for the most recent fiscal quarter.

(d)	The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges for the most recent fiscal quarter.
(e)	The ratio is calculated as the ratio of total unsecured indebtedness to unencumbered property value.

Capital Strategy

We believe our leverage policy and capital structure provide us with several advantages, including the ability to:

•	create a growing and diversified real estate portfolio with a flexible capital structure that allows for independent investing and financing decisions;
•	capitalize on competitive debt pricing;
•	add value to our stockholders through earnings growth via a growing pool of assets; and
•

issue unsecured debt having relatively limited negative financial covenants and maintain the distributions necessary to retain our REIT status in the event of contractual default, which we believe increases our corporate flexibility.

We intend to exercise the extension provisions of our debt instruments, refinance, or replace the existing borrowings as they become due, including through additional private debt placements, all with the goal of limiting future debt service to interest payments only. As a result, we do not intend to make principal payments on these debt obligations in the foreseeable future. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at March 31, 2019, our current borrowing capacity under our unsecured credit facility, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate to meet our strategic objectives.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 12.0 years as of March 31, 2019. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of March 31, 2019, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019, or December 31, 2018.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2019 (in thousands).

Year of Maturity	Term Loans	Revolver(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2019	$—	$—	$—	$1,706	$47,234	$2,697	$89	$51,726
2020	—	—	—	2,372	62,530	—	120	65,022
2021	—	—	—	17,137	62,385	—	122	79,644
2022	—	139,900	—	1,992	55,613	—	124	197,629
2023	265,000	—	—	7,368	45,471	—	125	317,964
Thereafter	490,000	—	475,000	41,871	141,518	—	2,540	1,150,929
Total	$755,000	$139,900	$475,000	$72,446	$414,751	$2,697	$3,120	$1,862,914
(a)	We may extend the Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
b)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2019. This amount includes the impact of interest rate swap agreements.
(c)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At March 31, 2019, investment in rental property of $127.9 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of March 31, 2019, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. As of March 31, 2019, the maximum aggregate amount we may be liable for under the Agreements is approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above. See a more detailed discussion of the Tax Protection Agreements in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, in our Form 10-K.

Results of Operations

Overview

As of March 31, 2019, our real estate investment portfolio had grown to a net book value of $2,725.0 million, consisting of investments in 644 properties with locations in 42 states and leased to tenants in various industries. All of our real estate investment portfolio represents commercial real estate properties, all but three of our properties (that were previously leased to a single tenant) were subject to a lease as of March 31, 2019, and substantially all of our leasing activity related to our real estate acquisitions.

For the three months ended March 31, 2019 and 2018

Lease Revenues

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Lease revenues	$68,430	$55,589	$12,841	23.1%

Total lease revenues increased to $68.4 million for the three months ended March 31, 2019, compared to $55.6 million for the three months ended March 31, 2018. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio, which was achieved through annual rent escalations associated with our same property portfolio, coupled with rental revenue generated during the first quarter of 2019 from accretive property acquisitions completed since the first quarter of 2018, and continued strong portfolio operating performance. We acquired $606.8 million in real estate throughout 2018, excluding capitalized acquisition expenses. These properties provide annual straight-line rental revenue of $47.4 million, or $11.8 million per quarter. The acquisitions closed during the three months ended March 31, 2019 did not materially impact reported rental income, due to their timing. The rental rates we receive on the various types of properties we target across the United States vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions closed during the three months ended March 31, 2019, was 7.4%.

Operating Expenses

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Operating expenses
Depreciation and amortization	$24,310	$19,202	$5,108	26.6%
Asset management fees	5,120	4,143	977	23.6%
Property management fees	1,885	1,517	368	24.3%
Property and operating expense	4,390	2,619	1,771	67.6%
General and administrative	1,103	1,330	(227)	(17.1)%
State and franchise tax	443	243	200	82.3%
Provision for impairment of investment in rental properties	1,017	—	1,017	>100.0%
Total operating expenses	$38,268	$29,054	$9,214	31.7%

Depreciation and amortization

Depreciation and amortization increased to $24.3 million for the three months ended March 31, 2019, compared to $19.2 million for the three months ended March 31, 2018. The increase is primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

Asset management fees increased to $5.1 million for the three months ended March 31, 2019, compared to $4.1 million for the three months ended March 31, 2018. We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended March 31, 2019, compared to the comparable period in 2018, is the result of an increase in our total outstanding equity on a fully diluted basis, combined with an increase in the Determined Share Value.

The $85.00 Determined Share Value in effect as of March 31, 2019, reflected an increase of 4.9% from the $81.00 Determined Share Value in effect as of March 31, 2018. Additionally, the number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. As of March 31, 2019, there were 24.6 million shares of our common stock and non-controlling membership units outstanding, compared to 21.1 million as of March 31, 2018. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased to $4.4 million for the three months ended March 31, 2019, compared to $2.6 million for the three months ended March 31, 2018. The increase is mainly attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. A majority of these expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants and included within Lease revenues.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2019, we recognized $1.0 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The impairment recognized during the three months ended March 31, 2019, related to one property whose carrying amount we determined was not recoverable. In determining the fair value of the assets at the time of measurement, we utilized a capitalization rate of 14.6%, and a weighted average discount rate of 8%. We did not recognize any impairment during the three months ended March 31, 2018.

Other income (expenses)

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Other income (expenses)
Preferred distribution income	$—	$188	$(188)	(100.0)%
Interest income	1	110	(109)	(99.1)%
Interest expense	(15,828)	(11,177)	4,651	41.6%
Cost of debt extinguishment	(713)	—	713	>100.0%
Gain on sale of real estate	1,400	3,339	(1,939)	(58.1)%

Interest expense

Interest expense increased to $15.8 million for the three months ended March 31, 2019, compared to $11.2 million for the three months ended March 31, 2018, due to increases in both our average outstanding borrowings as well as the weighted average interest rate we pay on those borrowings as compared to a year ago. Both of these factors were mainly the result of our issuing $325 million of Series B and Series C Notes during the third quarter of 2018. These borrowings bear interest at fixed rates in excess of the rates paid on our variable-rate debt. In addition, the spread above one-month LIBOR on the 2019 Unsecured Term Loan of 1.85%, is greater than the spread of 1.40% paid on the 2015 Unsecured Term Loan that it replaced. At March 31, 2019, the weighted average interest rate on our outstanding borrowings was 4.42%, compared to 3.29% at March 31, 2018.

Cost of debt extinguishment

Cost of debt extinguishment was $0.7 million for the three months ended March 31, 2019, and related primarily to the early extinguishment of two mortgages, and the debt refinancing that occurred in the first quarter of 2019. We did not extinguish any debt during the first quarter of 2018. To the extent that the price paid to extinguish the debt is greater than the carrying value of that debt, we recognize a loss (cost) on extinguishment. The loss is increased by the amount of previously capitalized debt acquisition costs that remain unamortized at the time of extinguishment. These amounts fluctuate period-over-period based on the variability in the interest rate environment, changes in financial institutions’ credit standards, and our activity in capital markets to manage our leverage position.

Gain on sale of real estate

During the three months ended March 31, 2019, we recognized gains of $1.4 million on the sale of real estate, compared to gains of $3.3 million during the three months ended March 31, 2018. We sold four properties during the three months ended March 31, 2019, and five properties during the three months ended March 31, 2018. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

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

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

Net Income, FFO, and AFFO for the three months ended March 31, 2019 and 2018

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended March 31, 2019 and 2018. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2019	2018	$	%
Net income	$15,022	$18,995	$(3,973)	(20.9)%
Net earnings per diluted share	0.62	0.92	(0.30)	(32.6)%
FFO	38,949	34,858	4,091	11.7%
FFO per diluted share	1.62	1.68	(0.06)	(3.6)%
AFFO	34,169	30,271	3,898	12.9%
AFFO per diluted share	1.42	1.46	(0.04)	(2.7)%
Diluted WASO(a)	24,072	20,719	3,353	16.2%
(a)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

Net income decreased to $15.0 million for the three months ended March 31, 2019, compared to $19.0 million for the three months ended March 31, 2018. Revenue growth associated with the increase in the number of properties in our portfolio, was more than offset by an associated increase in depreciation and amortization, asset management and property management expenses, combined with increased interest expense and decreased gains on sale of real estate in 2019, as compared to 2018.

During the first quarter of 2019, certain deals, that had been anticipated to close when setting the first quarter’s equity cap, were delayed and are expected to close during the second quarter. This delay resulted in a leverage ratio of 40.8% as of March 31, 2019, compared to 41.7% as of March 31, 2018, and a decrease of $0.30 in net earnings per diluted share for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

FFO and AFFO

FFO increased by 11.7% to $38.9 million for the three months ended March 31, 2019, compared to $34.9 million for the three months ended March 31, 2018. AFFO increased by 12.9% to $34.2 million for the three months ended March 31, 2019, compared to $30.3 million for the three months ended March 31, 2018. The increase in both FFO and AFFO was primarily driven by growth in our real estate investment portfolio. As discussed above, this resulted from rent escalations associated with our same property portfolio, accretive acquisitions made since the first quarter of 2018, and strong portfolio operating performance. During the first quarter of 2019, certain deals, that had been anticipated to close when setting the first quarter’s equity cap, were delayed and are expected to close during the second quarter. This delay resulted in a leverage ratio of 40.8% as of March 31, 2019, compared to 41.7% as of March 31, 2018, and decreases of $0.06 and $0.04 in FFO per diluted share and AFFO per diluted share, respectively, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO, which are non-GAAP financial measures. Also presented is information regarding diluted WASO and per diluted share amounts:

	For the three months ended
(in thousands, except per share data)	March 31,
	2019	2018
Net income	$15,022	$18,995
Real property depreciation and amortization	24,310	19,202
Gain on sale of real estate	(1,400)	(3,339)
Provision for impairment on investment in rental properties	1,017	—
FFO	$38,949	$34,858
Capital improvements / reserves	(49)	(49)
Straight-line rent adjustment	(5,143)	(5,141)
Cost of debt extinguishment	713	—
Amortization of debt issuance costs	553	461
Amortization of net mortgage premiums	(35)	(36)
Gain on interest rate swaps and other non-cash interest expense	(81)	—
Amortization of lease intangibles	(738)	178
AFFO	$34,169	$30,271

Diluted WASO	24,072	20,719

Net earnings per share, basic and diluted	$0.62	$0.92
FFO per diluted share	1.62	1.68
AFFO per diluted share	$1.42	$1.46

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

As discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this filing, during the three months ended March 31, 2019, we adopted the provisions of ASC 842, which resulted in a change to the critical accounting policy with respect to revenue recognition that had been disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2018 Form 10-K. We believe there have been no other significant changes during the three months ended March 31, 2019, to the items that we disclosed as our critical accounting policies in our 2018 Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate indebtedness under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities and the floating-rate mortgage bear interest at floating rates based on LIBOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk by entering into interest rate swap agreements. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate. As of March 31, 2019, we had 28 interest rate swap agreements outstanding, in an aggregate notional amount of $760.0 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of our interest rate swap agreements at March 31, 2019.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(699)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	2,048
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	361
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(207)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	433
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	366
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(83)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(247)
Capital One, N.A.	December 2021	1.05%	one-month LIBOR	15,000	455
Capital One, N.A.	December 2024	1.58%	one-month LIBOR	15,000	472
Capital One, N.A.	January 2026	2.08%	one-month LIBOR	35,000	243
Capital One, N.A.	July 2026	1.32%	one-month LIBOR	35,000	2,099
Capital One, N.A.	December 2027	2.37%	one-month LIBOR	25,000	(265)
Capital One, N.A.	April 2026	2.68%	one-month LIBOR	15,000	(481)
M&T Bank	August 2021	1.02%	one-month LIBOR	5,016	134
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(564)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(551)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	137
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	1,108
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	192
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(44)
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	276
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(176)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	413
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(85)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(436)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(777)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(934)
				$760,016	$3,188

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2019, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Common Stock and Issuance of Membership Units

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted a monthly equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP, or to equity capital received in connection with UPREIT transactions. On February 8, 2019, we announced that the equity cap had been set at $20.0 million for investments made in the months of February 2019 through April 2019, which cap will remain in effect for investments made in the months of May 2019 through July 2019.

If the total subscriptions for shares of our common stock exceed the cap for a month, subscriptions will generally be accepted at that month’s closing in the order in which they were submitted. In our or the Asset Manager’s discretion, however, certain subscriptions may be given priority over other subscriptions based on factors other than the order of submission, including the size of the subscription, the size of a stockholder’s existing investment, whether the subscription was sourced through an existing or new intermediary relationship, and such other factors we or the Asset Manager may consider. Any subscription for shares that we do not accept at any closing may be held for two subsequent closings and, if so held, shall be treated as a continuing subscription to purchase any remaining shares at the two subsequent closings (and, if applicable, any additional subsequent closings resulting from the subscriber’s exercise of the renewal option discussed below) at the offering price then in effect. If we do not accept and request payment for all of the shares subscribed for at one of the first three closings after receipt of a subscription, the subscriber will have the option to renew its subscription for three additional closings and maintain its position in any equity subscription queue by providing written notice of the subscriber’s election to exercise such option. The same option will be available to the subscriber for each subsequent three-closing period.

For the three months ended March 31, 2019, we sold 0.9 million shares of our common stock in our private offering, including 0.2 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $74.9 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the three months ended March 31, 2019 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value — Common Shares(a)	Total Proceeds — Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value — DRIP(b)	Total Proceeds — Common Share DRIP(c)	Total Proceeds
January	2019	233	$86.00	$20,000	58	$84.28	$4,862	$24,862
February	2019	235	$85.00	20,000	58	$84.28	4,930	24,930
March	2019	235	$85.00	20,000	62	$83.30	5,136	25,136
Total		703		$60,000	178		$14,928	$74,928
(a)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(b)	DRIP shares are purchased at a discounted price of 98% of the Determined Share Value.
(c)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

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

Repurchases of Equity Securities

During the three months ended March 31, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (a)	Total Number of Shares Redeemed	Average Price Paid Per Share (b)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	—	—	(c)
February 2019	—	—	—	(c)
March 2019	21,361	21,361	$84.43	(c)
(a)

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

(b)

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

(c)

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

The other information presented below is being filed as a result of the Company’s adoption of the new accounting guidance for lease accounting (“ASC 842”) on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company’s leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, “Lease revenues,” on the Company’s Consolidated Statements of Income and Comprehensive Income. The presentation and disclosure of Lease revenues have been adjusted to reflect these changes for the quarter ended March 31, 2019. Refer to Note 2 of Part I, Item 1. “Financial Statements,” for further details on these updates to significant accounting policies.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been revised to conform to the current presentation.

This table below summarizes total revenues as originally reported in the Consolidated Statements of Income and Comprehensive Income included the Company’s 2018 Annual Report on Form 10-K, as follows (in thousands):

As originally reported

	For the years ended December 31,
	2018	2017	2016
Revenues
Rental income from operating leases	$222,208	$170,493	$133,943
Earned income from direct financing leases	3,941	4,141	4,544
Operating expenses reimbursed from tenants	11,221	6,721	4,173
Other income from real estate transactions	109	208	209
Total revenues	$237,479	$181,563	$142,869

As revised

	For the years ended December 31,
	2018	2017	2016
Revenues
Lease revenues	$237,479	$181,563	$142,869

Item 6.	Exhibits

No.	Description

3.1

Articles of Incorporation of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

3.2

Amended and Restated Bylaws of Broadstone Net Lease, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.1

Broadstone Net Lease, Inc. Distribution Reinvestment Plan (Incorporated herein by reference to Exhibit 4.1 to the Company’s General Form for Registration of Securities on Form 10, filed on April 24, 2017)

4.2

Broadstone Net Lease, Inc. Share Redemption Program (Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the General Form for Registration of Securities on Form 10, filed on June 29, 2017)

10.1

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2019)

10.2

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 5, 2019)

10.3

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc. in favor of Capital One, National Association (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2019)

31.1*

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: May 7, 2019	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: May 7, 2019	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer