Form 10-Q
period 2019-06-30
Broadstone Net Lease, Inc.
filed 2019-08-07
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019, or

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

There were 24,783,961.807 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2019.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Accounted for using the operating method, net of accumulated depreciation	$2,762,161	$2,641,746
Accounted for using the direct financing method	41,949	42,000
Investment in rental property, net	2,804,110	2,683,746
Cash and cash equivalents	10,288	18,612
Accrued rental income	78,254	69,247
Tenant and other receivables, net	129	1,026
Prepaid expenses and other assets	7,176	4,316
Interest rate swap, assets	2,687	17,633
Intangible lease assets, net	293,228	286,258
Debt issuance costs – unsecured revolver, net	2,978	2,261
Leasing fees, net	13,468	13,698
Total assets	$3,212,318	$3,096,797

Liabilities and equity
Unsecured revolver	$123,600	$141,100
Mortgages and notes payable, net	121,074	78,952
Unsecured term notes, net	1,222,376	1,225,773
Interest rate swap, liabilities	22,676	1,820
Accounts payable and other liabilities	32,370	24,394
Due to related parties	111	114
Accrued interest payable	2,578	9,777
Intangible lease liabilities, net	81,895	85,947
Total liabilities	1,606,680	1,567,877

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 23,730 and 22,014 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	24	22
Additional paid-in capital	1,702,911	1,557,421
Cumulative distributions in excess of retained earnings	(185,647)	(155,150)
Accumulated other comprehensive (loss) income	(18,584)	14,806
Total Broadstone Net Lease, Inc. stockholders’ equity	1,498,704	1,417,099
Non-controlling interests	106,934	111,821
Total equity	1,605,638	1,528,920
Total liabilities and equity	$3,212,318	$3,096,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenues	$69,053	$57,032	$137,483	$112,621

Operating expenses
Depreciation and amortization	25,287	20,232	49,597	39,434
Asset management fees	5,318	4,313	10,438	8,456
Property management fees	1,935	1,595	3,820	3,112
Property and operating expense	3,252	2,530	7,642	5,149
General and administrative	1,661	1,456	2,764	2,787
State and franchise tax	305	510	748	753
Provision for impairment of investment in rental properties	—	—	1,017	—
Total operating expenses	37,758	30,636	76,026	59,691

Other income (expenses)
Preferred distribution income	—	187	—	375
Interest income	—	52	1	162
Interest expense	(16,732)	(12,454)	(32,560)	(23,631)
Cost of debt extinguishment	(8)	(51)	(721)	(51)
Gain on sale of real estate	2,787	4,256	4,187	7,595
Net income	17,342	18,386	32,364	37,380
Net income attributable to non-controlling interests	(1,208)	(1,412)	(2,292)	(2,834)
Net income attributable to Broadstone Net Lease, Inc.	$16,134	$16,974	$30,072	$34,546

Weighted average number of common shares outstanding
Basic	23,204	19,829	22,770	19,498
Diluted	24,941	21,478	24,507	21,098
Net earnings per common share
Basic and diluted	$0.70	$0.86	$1.32	$1.77

Comprehensive (loss) income
Net income	$17,342	$18,386	$32,364	$37,380
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(23,178)	7,042	(35,802)	23,997
Realized gain on interest rate swaps	(41)	—	(122)	—
Comprehensive (loss) income	(5,877)	25,428	(3,560)	61,377
Comprehensive loss (income) attributable to non-controlling interests	409	(1,951)	242	(4,643)
Comprehensive (loss) income attributable to Broadstone Net Lease, Inc.	$(5,468)	$23,477	$(3,318)	$56,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2019	$22	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920
Net income	—	—	—	13,938	—	1,084	15,022
Issuance of 883 shares of common stock	1	75,099	(225)	—	—	—	74,875
Other offering costs	—	(300)	—	—	—	—	(300)
Distributions declared ($0.43 per share January 2019, $0.44 per share February through March 2019)	—	—	—	(29,635)	—	(2,348)	(31,983)
Change in fair value of interest rate swap agreements	—	—	—	—	(11,713)	(911)	(12,624)
Realized gain on interest rate swap agreements	—	—	—	—	(75)	(6)	(81)
Redemption of 21 shares of common stock	—	(1,803)	—	—	—	—	(1,803)
Balance, March 31, 2019	$23	$1,630,417	$(225)	$(170,847)	$3,018	$109,640	$1,572,026
Net income	—	—	—	16,134	—	1,208	17,342
Issuance of 892 shares of common stock	1	76,004	225	—	—	—	76,230
Other offering costs	—	(300)	—	—	—	—	(300)
Distributions declared ($0.44 per share April through June 2019)	—	—	—	(30,934)	—	(2,297)	(33,231)
Change in fair value of interest rate swap agreements	—	—	—	—	(21,564)	(1,614)	(23,178)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(3)	(41)
Redemption of 38 shares of common stock	—	(3,210)	—	—	—	—	(3,210)
Balance, June 30, 2019	$24	$1,702,911	$—	$(185,647)	$(18,584)	$106,934	$1,605,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity – (continued)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	17,573	—	1,422	18,995
Issuance of 710 shares of common stock	1	57,154	(129)	—	—	—	57,026
Other offering costs	—	(224)	—	—	—	—	(224)
Distributions declared ($0.415 per share January 2018, $0.43 per share February through March 2018)	—	—	—	(24,476)	—	(2,472)	(26,948)
Change in fair value of interest rate swap agreements	—	—	—	—	15,685	1,270	16,955
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 46 shares of common stock	—	(3,577)	—	—	—	—	(3,577)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Balance, March 31, 2018	$20	$1,355,268	$(144)	$(127,183)	$20,807	$96,912	$1,345,680
Net income	—	—	—	16,974	—	1,412	18,386
Issuance of 695 shares of common stock	—	56,886	(356)	—	—	—	56,530
Other offering costs	—	(301)	—	—	—	—	(301)
Issuance of 194 membership units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.43 per share April through June 2018)	—	—	—	(25,620)	—	(2,383)	(28,003)
Change in fair value of interest rate swap agreements	—	—	—	—	6,503	539	7,042
Redemption of 28 shares of common stock	—	(2,312)	—	—	—	—	(2,312)
Balance, June 30, 2018	$20	$1,409,541	$(500)	$(135,829)	$27,310	$112,277	$1,412,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2019	2018
Operating activities
Net income	$32,364	$37,380
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	48,142	39,901
Provision for impairment on investment in rental properties	1,017	—
Amortization of debt issuance costs charged to interest expense	1,079	862
Straight-line rent and financing lease adjustments	(10,383)	(10,303)
Cost of debt extinguishment	721	51
Gain on sale of real estate	(4,187)	(7,595)
Leasing fees paid	(435)	(1,177)
Other non-cash items	185	329
Changes in assets and liabilities:
Tenant and other receivables	897	54
Prepaid expenses and other assets	(16)	(1,570)
Accounts payable and other liabilities	2,534	1,046
Accrued interest payable	(7,199)	(303)
Net cash provided by operating activities	64,719	58,675

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $49,782 and $20,845 in 2019 and 2018, respectively	(153,858)	(216,036)
Acquisition of rental property accounted for using the direct financing method	—	(430)
Capital expenditures and improvements	(1,543)	(1,543)
Proceeds from disposition of rental property, net	33,632	30,289
Change in deposits on investments in rental property	875	—
Net cash used in investing activities	(120,894)	(187,720)

Financing activities
Proceeds from issuance of common stock, net	120,190	88,701
Redemptions of common stock	(5,013)	(5,889)
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $49,782 and $20,845 in 2019 and 2018, respectively	300,000	90,000
Principal payments on mortgages, notes payable and unsecured term notes	(307,672)	(2,442)
Borrowings on unsecured revolver	55,800	115,000
Repayments on unsecured revolver	(73,300)	(115,500)
Cash distributions paid to stockholders	(29,572)	(25,245)
Cash distributions paid to non-controlling interests	(4,627)	(4,785)
Debt issuance and extinguishment costs paid	(5,902)	(72)
Net cash provided by financing activities	49,904	139,768
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,271)	10,723
Cash and cash equivalents and restricted cash at beginning of period	18,989	10,099
Cash and cash equivalents and restricted cash at end of period	$12,718	$20,822

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$18,612	$9,355
Restricted cash at beginning of period	377	744
Cash and cash equivalents and restricted cash at beginning of period	$18,989	$10,099

Cash and cash equivalents at end of period	$10,288	$13,765
Restricted cash at end of period	2,430	7,057
Cash and cash equivalents and restricted cash at end of period	$12,718	$20,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. At June 30, 2019, the Corporation owned a diversified portfolio of 646 individual net leased commercial properties located in 42 states throughout the continental United States.

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

Percentage of shares owned by	June 30, 2019	December 31, 2018
Corporation	93.2%	92.7%
Non-controlling interests	6.8%	7.3%
	100.0%	100.0%

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

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation holds a 93.2% interest in the Operating Company at June 30, 2019, and is the sole managing member of the Operating Company, which gives the Corporation exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation has concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

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

During the six months ended June 30, 2019, the Company recorded an impairment charge of $1,017 on one property. Impairment indicators were identified from concerns over the tenant’s future viability and changes to the overall investment strategy for the real estate assets. The amount of the impairment charge was based on management’s consideration of the factors detailed above. In determining the fair value of the impaired assets at March 31, 2019, the measurement date, the Company utilized a capitalization rate of 14.58%, and a weighted average discount rate of 8.00%. There were no impairment charges recorded for the three and six months ended June 30, 2018.

The Company has reduced the carrying values of the impaired real estate assets to their estimated fair values at the measurement date as detailed below:

	March 31, 2019
(in thousands)	Previous Carrying Amount	Allocation of Impairment	Carrying Amount After Impairment
Investment in rental property accounted for using the operating method, net of accumulated depreciation	$2,536	$(748)	$1,788
Accrued rental income	180	(180)	—
Intangible lease assets, net	275	(81)	194
Leasing fees, net	26	(8)	18
	$3,017	$(1,017)	$2,000

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the Consumer Price Index. Lease income associated with such provisions is considered variable lease income and therefore is not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

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

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Rent received in advance	$8,182	$7,832

Allowance for Doubtful Accounts

Prior to the adoption of ASC 842, provisions for doubtful accounts were recorded as bad debt expense and included in General and administrative expenses on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. Subsequent to the adoption of ASC 842, provisions for doubtful accounts are recorded prospectively as an offset to Lease revenues on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

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

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 10):

	June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$2,687	$—	$2,687	$—
Interest rate swap, liabilities	(22,676)	—	(22,676)	—
	$(19,989)	$—	$(19,989)	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$17,633	$—	$17,633	$—
Interest rate swap, liabilities	(1,820)	—	(1,820)	—
	$15,813	$—	$15,813	$—

The Company has estimated that the carrying amount reported on the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Prepaid expenses and other assets, Tenant and other receivables, net, and Accounts payable and other liabilities, approximates their fair values due to their short-term nature.

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolver:

(in thousands)	June 30, 2019	December 31, 2018
Carrying amount	$1,475,090	$1,450,551
Fair value	1,529,558	1,439,264

As disclosed under Long-lived Asset Impairment elsewhere in Note 2, the Company’s non-recurring fair value measurements at June 30, 2019 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

In accordance with ASC 842, the Company records right-of-use assets and lease liabilities associated with leases of land where it is the lessee under non-cancelable operating leases (“ground leases”). The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. As allowed under ASC 842, the Company has made an accounting policy election, applicable to all asset types, to not segregate lease from nonlease components when allocating contract consideration related to ground leases.

Right-of-use assets and lease liabilities associated with ground leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		June 30,
(in thousands)	Financial Statement Presentation	2019
Right-of-use assets	Prepaid expenses and other assets	$1,665
Lease liabilities	Accounts payable and other liabilities	1,251

Taxes Collected From Tenants and Remitted to Governmental Authorities

A majority of the Company’s properties are leased on a triple-net basis, which provides that the tenants are responsible for the payment of all property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis. In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where amounts billed to tenants are included in Lease revenues, and the corresponding expense is included in Property and operating expense, in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Rental Expense

Rental expense associated with ground leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. Under the provisions of ASC 842, the difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying June 30, 2019 Condensed Consolidated Balance Sheet. Prior to the adoption of ASC 842, at December 31, 2018, this difference was recorded as a deferred liability and was included as a component of Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets is considered probable. Rental expense is included in Property and operating expenses on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

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

ASC 842 requires all income from leases to be presented as a single line item, rather than the prior presentation where rental income from leases was shown separately from amounts billed and collected as reimbursements from tenants on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. In addition, bad debt expense is required to be presented as an adjustment to Lease revenues, rather than the prior presentation within Operating expenses on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

The Company is primarily a lessor and therefore adoption of ASC 842 did not have a material impact on its Condensed Consolidated Financial Statements. Upon adoption of ASC 842, it was not necessary for the Company to record a cumulative-effect adjustment to the opening balance of retained earnings, however the Company recognized a right-of-use asset and corresponding lease liability as of January 1, 2019, of $1,687 and $1,261, respectively, related to operating leases where it is the lessee (see Note 16). The right-of-use asset was recorded net of a previously recorded straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

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

Other Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changes how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit loss, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with an option to irrevocably elect the fair value option for eligible instruments upon adoption of Topic 326. ASU 2016-13 is effective January 1, 2020, with early adoption permitted beginning on January 1, 2019, under a modified retrospective application. The Company continues to evaluate the impact this new standard will have on its Condensed Consolidated Financial Statements, including the transition relief provisions, but does not expect such impact will be material based upon the composition of its current lease portfolio.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments which served to clarify a variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company will assess the impact of the changes to Topic 326 in connection with its adoption of ASU 2018-13 discussed above. The provisions of ASU 2019-04 relating to Topics 815 and 825 are effective on January 1, 2020. The Company is currently evaluating the impact of adopting ASU 2019-04, but does not anticipate that it will have a material impact on its financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current period’s presentation, including certain items described below which resulted from the adoption of ASC 842.

Components of revenue that were previously reported as Rental income from operating leases, Earned income from direct financing leases, Operating expenses reimbursed from tenants, and Other income from real estate transactions, on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, have been combined and reported as Lease revenues on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income as follows:

As originally reported	For the three months ended	For the six months ended
(in thousands)	June 30, 2018	June 30, 2018
Revenues
Rental income from operating leases	$53,590	$105,422
Earned income from direct financing leases	953	1,919
Operating expenses reimbursed from tenants	2,486	5,235
Other income from real estate transactions	3	45
Total revenues	$57,032	$112,621

As revised	For the three months ended	For the six months ended
(in thousands)	June 30, 2018	June 30, 2018
Revenues
Lease revenues	$57,032	$112,621

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

The Company reclassified Restricted cash of $377 and Tenant and capital reserves of $1,136 to Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets at December 31, 2018 to conform with the current period presentation. Additionally, Tenant improvement allowances of $2,125 were reclassified to Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets at December 31, 2018 to conform with the current presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at June 30, 2019, if the Property Management Agreement had been terminated at June 30, 2019, subject to the conditions noted above, the termination fee would have been $21,711.

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

The Asset Management Agreement automatically renewed on January 1, 2019 for three years ending December 31, 2021, subject to earlier termination pursuant to the terms of the Asset Management Agreement. The Asset Management Agreement provides for termination: (i) immediately by the IDC for Cause, as defined in the Asset Management Agreement, (ii) by the IDC, upon 30 days’ written notice to the Asset Manager, in connection with a change in control of the Asset Manager, as defined in the Asset Management Agreement, (iii) by the IDC, by providing the Asset Manager with written notice of termination not less than one year prior to the last calendar day of any renewal term, (iv) by the Asset Manager upon written notice to the Company not less than one year prior to the last calendar day of any renewal period, (v) automatically in the event of a Disposition Event, as defined in the Asset Management Agreement, and (vi) by the IDC upon a Key Person Event, as defined in the Asset Management Agreement.

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at June 30, 2019, if the Asset Management Agreement had been terminated at June 30, 2019, subject to the conditions noted above, the termination fee would have been $60,465.

Total fees incurred under the Property Management Agreement and Asset Management Agreement are as follows:

(in thousands)		For the three months ended June 30,		For the six months ended June 30,
Type of Fee	Financial Statement Presentation	2019	2018	2019	2018
Asset management fee	Asset management fees	$5,318	$4,313	$10,438	$8,456
Property management fee	Property management fees	1,935	1,595	3,820	3,112
Total management fee expense		7,253	5,908	14,258	11,568

Marketing fee (offering costs)	Additional paid-in capital	300	301	600	525
Acquisition fee	Capitalized as a component of assets acquired	1,275	1,380	2,005	2,386
Leasing fee	Leasing fees, net	177	392	435	1,177
Disposition fee	Gain on sale of real estate	238	155	351	323
Total management fees		$9,243	$8,136	$17,649	$15,979

Included in Due to related parties on the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, are $95 and $114 of unpaid management fees, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

4. Acquisitions

The Company closed on the following acquisitions during the six months ended June 30, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
April 30, 2019	Other	1	76,000	(a)
May 21, 2019	Retail	2	6,500
May 31, 2019	Retail	1	3,192
June 7, 2019	Other	1	30,589
June 26, 2019	Industrial	2	11,180
		34	$200,539	(b)

(a)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $49,782 with an interest rate of 4.92% and a maturity date of February 2028 (see Note 9).
(b)	Acquisition price does not include capitalized acquisition costs of $5,030.

The Company closed on the following acquisitions during the six months ended June 30, 2018:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(c)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433
		41	$254,783	(d)

(c)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate of 4.36% and a maturity date of August 2025 (see Note 9).
(d)	Acquisition price does not include capitalized acquisition costs of $5,172.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed acquisitions:

	For the six months ended June 30,
(in thousands)	2019	2018
Land	$13,339	$34,765
Land improvements	16,758	13,051
Buildings and other improvements	154,107	191,713
Acquired in-place leases(e)	19,942	24,995
Acquired above-market leases(f)	2,281	2,527
Acquired below-market leases(g)	(858)	(7,526)
Direct financing investments	—	430
Mortgages payable	(49,782)	(20,845)
	$155,787	$239,110

(e)	The weighted average amortization period for acquired in-place leases is 15 years and 16 years for acquisitions completed during the six months ended June 30, 2019 and 2018, respectively.
(f)	The weighted average amortization period for acquired above-market leases is 17 years and 18 years for acquisitions completed during the six months ended June 30, 2019 and 2018, respectively.
(g)	The weighted average amortization period for acquired below-market leases is 12 years and 14 years for acquisitions completed during the six months ended June 30, 2019 and 2018, respectively.

The above acquisitions were funded using a combination of available cash on hand, proceeds from the Company’s unsecured revolving line of credit, and proceeds from equity issuances. All acquisitions closed during the six months ended June 30, 2019 and 2018, qualified as asset acquisitions and, as such, acquisition costs were capitalized.

Subsequent to June 30, 2019, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
July 15, 2019	Retail	1	$3,214
July 15, 2019	Industrial	1	11,330
July 31, 2019	Healthcare	5	27,277
		7	$41,821

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to June 30, 2019; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of properties)	2019	2018	2019	2018
Number of properties disposed	5	6	9	11
Aggregate sale price	$23,809	$15,529	$35,100	$32,342
Aggregate carrying value	(20,233)	(10,295)	(29,445)	(22,694)
Additional sales expenses	(789)	(978)	(1,468)	(2,053)
Gain on sale of real estate	$2,787	$4,256	$4,187	$7,595

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the retail, healthcare, manufacturing, office and other industries. At June 30, 2019, the Company had 627 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease. None of the Company’s leases contain purchase options.

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

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Land	$418,671	$411,043
Land improvements	254,340	239,701
Buildings and improvements	2,319,054	2,186,499
Equipment	11,492	11,492
	3,003,557	2,848,735
Less accumulated depreciation	(241,396)	(206,989)
	$2,762,161	$2,641,746

Depreciation expense on investment in rental property was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Depreciation	$19,532	$15,985	$38,285	$31,149

Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$121,921
2020	246,965
2021	250,129
2022	252,425
2023	254,220
Thereafter	2,167,629
$3,293,289

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases is comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Undiscounted estimated lease payments to be received	$74,795	$76,829
Estimated unguaranteed residual values	20,358	20,358
Unearned income	(53,204)	(55,187)
Net investment in direct financing leases	$41,949	$42,000

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$2,042
2020	4,194
2021	4,283
2022	4,369
2023	4,456
Thereafter	55,451
$74,795

The above rental receipts do not include future lease payments for renewal periods, potential variable Consumer Price Index rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income:

	For the three months ended	For the six months ended
(in thousands)	June 30, 2019	June 30, 2019
Contractual rental amounts billed for operating leases	$60,294	$118,713
Straight-line rent adjustments	5,269	10,440
Adjustment to revenue recognized for uncollectible rental amounts billed	—	(440)
Total operating lease rental revenues	65,563	128,713
Earned income from direct financing leases	1,004	2,009
Operating expenses billed to tenants	2,486	6,761
Total lease revenues	$69,053	$137,483

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	June 30, 2019	December 31, 2018
Lease intangibles:
Acquired above-market leases	$65,047	$64,164
Less accumulated amortization	(16,438)	(14,740)
Acquired above-market leases, net	48,609	49,424
Acquired in-place leases	295,786	277,659
Less accumulated amortization	(51,167)	(40,825)
Acquired in-place leases, net	244,619	236,834
Total intangible lease assets, net	$293,228	$286,258
Acquired below-market leases	$100,247	$101,602
Less accumulated amortization	(18,352)	(15,655)
Intangible lease liabilities, net	$81,895	$85,947
Leasing fees	$17,449	$17,274
Less accumulated amortization	(3,981)	(3,576)
Leasing fees, net	$13,468	$13,698

Amortization for intangible lease assets and liabilities is as follows:

(in thousands)		For the three months ended June 30,		For the six months ended June 30,
Intangible	Financial Statement Presentation	2019	2018	2019	2018
Acquired in-place leases and leasing fees	Depreciation and amortization	$5,755	$4,247	$11,312	$8,285
Above-market and below-market leases	Increase (decrease) to lease revenues	720	(289)	1,460	(467)

Estimated future amortization of intangible assets and liabilities at June 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$10,268
2020	20,307
2021	19,896
2022	19,281
2023	18,901
Thereafter	136,148
$224,801

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2019	December 31, 2018	Interest Rate(d)	Maturity Date
2019 Unsecured Term Loan (a)	$—	$300,000	one-month LIBOR + 1.40%	Feb. 2020 (f)
Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver (b)	123,600	141,100	one-month LIBOR + 1.20%(e)	Jan. 2022
2023 Unsecured Term Loan	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.90%	Jun. 2024
	578,600	596,100
2026 Unsecured Term Loan (a)	300,000	—	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,353,600	1,371,100
Debt issuance costs, net(c)	(7,624)	(4,227)
	$1,345,976	$1,366,873
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At December 31, 2018, the Company had an outstanding balance of $15,000 on the swingline loan feature of the Revolver, due within five business days.  On January 2, 2019, the balance became a part of the Revolver and matures in January 2022.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At June 30, 2019 and December 31, 2018, one-month LIBOR was 2.43% and 2.35%, respectively.
(e)	At December 31, 2018, the swingline loan balance of $15,000 bore interest at 5.45% and the remaining Revolver balance of $126,100 bore interest at one-month LIBOR plus 1.20%.
(f)

In January 2019 the Company exercised the first of two extension options, extending the maturity date of the loan from February 2019 to February 2020. The loan was subsequently repaid in full on February 27, 2019 in connection with entering into the 2026 Unsecured Term Loan.

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Operating Company’s investment grade credit rating. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the 2026 Unsecured Term Loan is 1.85%. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2019 Unsecured Term Loan in full. The remaining $150,000 commitment can be drawn in up to three requests through August 27, 2019.

On February 28, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement to increase the amount available under the Revolver from $425,000 to $600,000. This increased the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $1,055,000. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remain the same as those in effect prior to this amendment.

At June 30, 2019, the weighted average interest rate on all outstanding borrowings was 4.39%. In addition, the Revolver is subject to a facility fee of 0.25% per annum.

For the six months ended June 30, 2019, the Company paid $5,229 in debt issuance costs associated with the 2026 Unsecured Term Loan and the amended Unsecured Revolving Credit and Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.  Based on this assessment, $5,229 of the debt issuance costs were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. Additionally, $215 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income for the six months ended June 30, 2019.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. The following table summarizes debt issuance cost amortization:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Debt issuance costs amortization	$597	$472	$1,150	$934

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	June 30,	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2019	2018
(1)	Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$49,605	$—	(a) (b) (c) (n)
(2)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	20,496	20,674	(a) (b) (c) (m)
(3)	PNC Bank	Oct-16	Nov-26	3.62%	18,073	18,260	(b) (c)
(4)	Sun Life	Mar-12	Oct-21	5.13%	11,090	11,288	(b) (g)
(5)	Aegon	Apr-12	Oct-23	6.38%	8,147	8,496	(b) (h)
(6)	Symetra Financial	Nov-17	Oct-26	3.65%	6,355	6,467	(a) (b) (k) (l)
(7)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,983	5,051	(b) (d) (i) (j)
(8)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	1,437	1,459	(b) (c) (d) (o)
(9)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(10)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	554	563	(b) (c) (d) (f)
(11)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	—	4,692	(b) (e)
(12)	Standard Insurance Co.	Apr-09	May-34	6.88%	—	1,751	(b) (c)
					121,490	79,451
	Debt issuance costs, net				(416)	(499)
					$121,074	$78,952
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
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

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 10.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(n)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(o)	Mortgage was paid in full on August 2, 2019.

At June 30, 2019, investment in rental property of $195,523 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

(in thousands, except number of mortgages)	For the six months ended June 30, 2019	For the year ended December 31, 2018
Number of mortgages	2	2
Outstanding balance of mortgages	$6,173	$6,666

The following table summarizes the cost of mortgage extinguishment:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of mortgage extinguishment	$8	$51	$506	$51

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 8) at June 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$1,685
2020	3,492
2021	18,322
2022	126,837
2023	273,677
Thereafter	1,051,077
$1,475,090

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	June 30, 2019	December 31, 2018
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,214)	$(411)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	948	2,702
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(345)	769
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(946)	222
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(364)	915
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(903)	1,130
Bank of Montreal	May 2026	1.99%	one-month LIBOR	25,000	(467)	—
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(431)	132
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,200)	355
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(601)	—
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	212	605
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	58	727
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(836)	930
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(947)	(189)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	933	2,877
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,191)	345
M&T Bank	August 2021	1.02%	one-month LIBOR	4,982	64	177	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(964)	(362)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,108)	(254)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(92)	271
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	472	1,484
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(659)	—
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(485)	—	(c)
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	(387)	554
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(708)	382
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	(419)	728
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(902)	299
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	(326)	903
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(489)	—	(c)
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(377)	59
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(829)	(222)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(1,827)	(382)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(3,659)	1,067
					$(19,989)	$15,813

(a)	Notional amount at December 31, 2018 was $5,051.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.
(c)	The interest rate swap was traded June 4, 2019, with an effective date of July 5, 2019.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, from converting from variable rates to fixed rates under these agreements are as follows:

				Total Interest Expense
	Amount of (Loss) Gain	Reclassification from Accumulated Other		Presented in the
(in thousands)	Recognized in	Comprehensive (Loss) Income		Consolidated Statements of
	Accumulated Other		Amount of	Income and Comprehensive
For the three months ended June 30,	Comprehensive (Loss) Income	Location	Gain (Loss)	(Loss) Income
2019	$(23,178)	Interest expense	$778	$16,738
2018	7,042	Interest expense	(354)	12,454

				Total Interest Expense
	Amount of (Loss) Gain	Reclassification from Accumulated Other		Presented in the
(in thousands)	Recognized in	Comprehensive (Loss) Income		Consolidated Statements of
	Accumulated Other		Amount of	Income and Comprehensive
For the six months ended June 30,	Comprehensive (Loss) Income	Location	Gain (Loss)	(Loss) Income
2019	$(35,802)	Interest expense	$1,614	$32,566
2018	23,997	Interest expense	(1,267)	23,631

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive (loss) income to Interest expense during the next twelve months are estimated to be a loss of $2,010. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions were valued at $15,797 during the three and six months ended June 30, 2018, which represents the estimated fair value of the properties contributed, less any assumed debt. There were no UPREIT transactions during the three and six months ended June 30, 2019.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2019. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 19% of total operating expenses for the three and six months ended June 30, 2019 and 2018. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). The Company has mortgages and notes payable with two institutions that comprise 57.7%, and 14.9% of total mortgages and notes payable at June 30, 2019. The Company has mortgages and notes payable with four institutions that comprise 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. For the three and six months ended June 30, 2019 and 2018, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

Share Redemption Program

The following table summarizes redemptions under the Share Redemption Program:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except number of redemptions)	2019	2018	2019	2018
Number of redemptions requested	16	14	29	22
Number of shares	38	28	59	74
Aggregate redemption price	$3,210	$2,312	$5,013	$5,889

Distribution Reinvestment Plan

The Corporation has adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At June 30, 2019 and December 31, 2018, a total of 2,600 and 2,233 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2019	2018	2019	2018
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$16,134	$16,974	$30,072	$34,546
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$16,134	$16,974	$30,072	$34,546
Net earnings attributable to non-controlling interests	1,208	1,412	2,292	2,834
	$17,342	$18,386	$32,364	$37,380

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	23,204	19,829	22,770	19,498
Effects of convertible membership units	1,737	1,649	1,737	1,600
Weighted average number of common shares outstanding used in diluted earnings per share	24,941	21,478	24,507	21,098
Basic and diluted net earnings per common share	$0.70	$0.86	$1.32	$1.77

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $38,808 and $23,071 for the six months ended June 30, 2019 and 2018, respectively.  Cash paid for state income and franchise taxes was $422 and $745 for the six months ended June 30, 2019 and 2018, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the six months ended June 30, 2019 and 2018, the Corporation issued 358 and 298 shares, respectively, of common stock with a value of approximately $30,008 and $24,004, respectively, under the terms of the DRIP (see Note 13).

•	During the six months ended June 30, 2018, the Company issued 194 membership units of the Operating Company in exchange for property contributed in UPREIT transactions valued at $15,797 (see Note 11).
•

During the six months ended June 30, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At June 30, 2019 and 2018, dividend amounts declared and accrued but not yet paid amounted to $11,119 and $9,366, respectively.
•

Upon adoption of ASC 842 on January 1, 2019, described in Note 2, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee, in connection with the adoption of ASC 842 as described in Note 2. The right-of-use asset was recorded net of a straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

•

In connection with real estate transactions conducted during the six months ended June 30, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets.

•

In connection with real estate transactions conducted during the six months ended June 30, 2019 the Company accepted tenant improvement allowances of $1,727 in exchange for a reduction to the cash paid for the associated real estate assets.

16. Commitments and Contingencies

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

As part of an acquisition closed during the six months ended June 30, 2019, the company assumed a lease agreement that provided for a total of $1,727 in tenant improvement allowances.

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2019	December 31, 2018
Tenant improvement allowances	$3,635	$2,125

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

The following table summarizes the total lease costs associated with these leases, reported as a component of Property and operating expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Operating lease costs	$35	$3	$70	$3
Variable lease costs	11	2	23	2
Total lease costs	$46	$5	$93	$5

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Operating lease payments	$28	$3	$100	$3

Estimated future lease payments required under non-cancelable operating leases at June 30, 2019, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2019	$59
2020	120
2021	122
2022	124
2023	125
Thereafter	2,540
Total undiscounted cash flows	3,090
Less imputed interest	(1,839)
Lease liabilities	$1,251

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any variable lease payments associated with percentage rent or changes in the Consumer Price Index that may become due in future periods.

17. Subsequent Events

Through August 7, 2019, the Company has raised $90,562 through the sale of 1,054 shares of the Corporation’s common stock from monthly equity closings, including dividend reinvestments. Through August 7, 2019, the Company has paid $11,119 in distributions, including dividend reinvestments.

Subsequent to June 30, 2019, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $41,821 of rental property and associated intangible assets and liabilities.  Through August 7, 2019, the Company sold seven properties with an aggregate carrying value of $24,474 for total proceeds of $29,483. The Company incurred additional expenses related to the sales of approximately $1,468, resulting in a gain on sale of real estate of approximately $3,541.

On July 23, 2019, the Company entered into an agreement to acquire a portfolio of commercial net leased properties for a purchase price of $735,740. In connection with this potential future acquisition, the Company made a non-refundable deposit of $20,000.

On August 5, 2019, the Board of Directors declared a distribution of $0.44 per share on the Corporation’s common stock and approved a distribution of $0.44 per membership unit of the Operating Company for monthly distributions through October 2019. The distributions are payable on or prior to the 15th day of the following month to stockholders and unit holders of record on the record date, which is generally the next-to-the-last business day of the prior month. In addition, the IDC determined the share value for the Corporation’s common stock to be $85 per share for the period from August 1, 2019 through October 31, 2019.

Subsequent to June 30, 2019, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $30,000, borrowed and repaid $5,000 on the swingline loan feature of the Revolver, and prepaid a mortgage in full in the amount of $1,433 (see Note 9).

On July 1, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement (see Note 8). Prior to the amendment, the borrowings under the 2024 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 1.50% and 2.45% per annum with the applicable margin being 1.90% at June 30, 2019 and December 31, 2018. The amendment restated the margin to a range between 0.85% and 1.65% per annum and based on the Operating Company’s current credit rating of Baa3, the applicable margin is 1.25% beginning on July 1, 2019. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained materially the same as those in effect prior to this amendment.

On August 2, 2019, the Company entered into a $300,000 term loan agreement (the “2020 Unsecured Term Loan”) with JP Morgan Chase Bank, N.A. as administrative agent. Under the agreement, the Company may request funding in up to three separate borrowings between August 2, 2019 and November 2, 2019, at the latest, in $25,000 minimums. The 2020 Unsecured Term Loan has an initial maturity date of August 2, 2020 with two six-month extension options, at the election of the Company, subject to certain conditions set forth in the agreement and payment of a 0.05% fee on the outstanding principal balance. Borrowings under the 2020 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Operating Company’s investment grade credit rating between 0.85% and 1.65% per annum. Based on the Operating Company’s current credit rating of Baa3, the applicable margin is 1.25%. The 2020 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing and through August 7, 2019, the Company has not funded any of the available commitment.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results, or other developments. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to known and unknown risks, uncertainties, and assumptions, including risks related to the pending large portfolio acquisition, financing of the portfolio, and associated post-closing deleveraging activity as well as general economic conditions, local real estate conditions, tenant financial health, property acquisitions and the timing of these acquisitions, and the availability of capital to finance planned growth, among others. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 (the “Form 10-K”).

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

As of June 30, 2019, we owned a diversified portfolio of 646 individual net leased commercial properties located in 42 states, and comprising approximately 20.3 million rentable square feet of operational space. As of June 30, 2019, all but three of our properties were subject to leases and were 99.6% occupied by 166 different commercial tenants, with no single tenant accounting for more than 3.3% of our contractual rental revenue over the next 12 months (“NTM Rent”).

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

As we conduct substantially all of our operations through the Operating Company, we are structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The UPREIT structure allows a property owner to contribute property to the Operating Company in exchange for membership units in the Operating Company and generally defer taxation of a resulting gain until the contributor later disposes of the membership units or the property is sold in a taxable transaction. The membership units of the Operating Company held by members of the Operating Company other than us are referred to herein and in our condensed consolidated financial statements as “non-controlling interests,” “non-controlling membership units,” or “membership units,” and are convertible into shares of our common stock on a one-for-one basis, subject to certain restrictions. We allocate consolidated earnings to holders of our common stock and non-controlling membership units based on the weighted average number of shares of our common stock and non-controlling membership units outstanding during the year.

We currently close sales of additional shares of our common stock on a monthly basis, subject to an equity cap and queue program for new and additional investments. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. For the months of February 2019 through June 2019, new and additional investments were capped at $20 million per month. On July 3, 2019, we announced that we were removing the equity cap for the month of July 2019 based on our current leverage profile and pipeline of potential acquisitions. We anticipate reinstating the equity cap once we are comfortably within the leverage range of the Company’s investment grade credit rating.

Shares of our common stock are currently being offered in our ongoing private offering at a price equal to a Determined Share Value (as defined below) of $85 per share. For the six months ended June 30, 2019, we sold 1,771,161 shares of our common stock in our private offering, including 367,604 shares of common stock issued pursuant to our DRIP. Cash received for newly issued shares totaled $120.0 million and shares with a value of $30.8 million were issued pursuant to DRIP transactions. We intend to use substantially all of the net proceeds from our ongoing private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

As of June 30, 2019, there were 23.7 million shares of our common stock issued and outstanding, and 1.7 million non-controlling membership units issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q2 2019 Highlights

For the three months ended June 30, 2019, we:

•	Increased revenues to $69.1 million, representing growth of 21.1% compared to the three months ended June 30, 2018.
•

Generated net income on a GAAP (as defined below) basis of $17.3 million, representing a decrease of $1.0 million, or 5.7%, compared to the three months ended June 30, 2018. Earnings per diluted share on a GAAP basis was $0.70 for the three months ended June 30, 2019, representing a decrease of $0.16 per diluted share, or 18.6%, compared to the three months ended June 30, 2018.

•

Generated funds from operations (“FFO”), a non-GAAP financial measure, of $39.8 million, representing an increase of $5.5 million, or 15.9%, compared to the three months ended June 30, 2018. FFO per diluted share was $1.60 for the three months ended June 30, 2019, unchanged from the three months ended June 30, 2018.

•

Generated adjusted funds from operations (“AFFO”), a non-GAAP financial measure, of $34.4 million, representing an increase of $4.4 million, or 14.8%, compared to the three months ended June 30, 2018. AFFO per diluted share was $1.38 for the three months ended June 30, 2019, representing a decrease of $0.01 per diluted share, or 0.7%, compared to the three months ended June 30, 2018.

•

Closed five real estate acquisitions totaling $127.5 million, excluding capitalized acquisition costs, adding seven new properties with a weighted average initial cash capitalization rate of 7.4%. At the time of acquisition, the properties had a weighted average remaining lease term of 15.3 years and weighted average annual rent increases of 2.3%.

•

Sold five properties, representing 0.7% of our portfolio value as of December 31, 2018, at a weighted average capitalization rate of 7.4%, for net proceeds of $23.0 million, recognizing a gain of $2.8 million above carrying value.

•	Received $75.9 million in investments from new and existing stockholders, including investments made through our DRIP.
•	Collected 99.9+% of rents due and, based on rentable square footage, maintained a 99.8% leased portfolio.
•	On July 1, 2019, subsequent to quarter end, we amended our credit and term loan agreement to reduce the margin above LIBOR paid on the 2024 Unsecured Term Loan (as defined below) from 1.90% to 1.25%.
•

On August 2, 2019, subsequent to quarter end, we entered into a one-year $300 million unsecured delayed-draw term loan agreement (the “2020 Unsecured Term Loan”) with a syndicate of banks and financial institutions. We anticipate drawing on this facility to partially fund the Anticipated Transaction (as defined below). Borrowings under the 2020 Unsecured Term Loan bear interest at LIBOR plus a spread ranging between 0.85% and 1.65%. Based on our current investment grade credit rating, the spread for initial borrowings under the 2020 Unsecured Term Loan will be 1.25%.

Year-to-Date 2019 Highlights

For the six months ended June 30, 2019, we:

•	Increased revenues to $137.5 million, representing growth of 22.1% compared to the six months ended June 30, 2018.
•

Generated net income on a GAAP basis of $32.4 million, representing a decrease of $5.0 million, or 13.4%, compared to the six months ended June 30, 2018. Earnings per diluted share on a GAAP basis was $1.32 for the six months ended June 30, 2019, representing a decrease of $0.45 per diluted share, or 25.4%, compared to the six months ended June 30, 2018.

•

Generated FFO of $78.8 million, representing an increase of $9.6 million, or 13.8%, compared to the six months ended June 30, 2018. FFO per diluted share was $3.22 for the six months ended June 30, 2019, representing a decrease of $0.06 per diluted share, or 1.8%, compared to the six months ended June 30, 2018.

•

Generated AFFO of $68.5 million, representing an increase of $8.3 million, or 13.8%, compared to the six months ended June 30, 2018. AFFO per diluted share was $2.80 for the six months ended June 30, 2019, representing a decrease of $0.05 per diluted share, or 1.8%, compared to the six months ended June 30, 2018.

•

Closed 10 real estate acquisitions totaling $200.5 million, excluding capitalized acquisition costs, adding 34 new properties with a weighted average initial cash capitalization rate of 7.4%. At the time of acquisition, the properties had a weighted average remaining lease term of 15.1 years and weighted average annual rent increases of 2.0%.

•

Sold nine properties, representing 1.0% of our portfolio value as of December 31, 2018, at a weighted average capitalization rate of 7.3%, for net proceeds of $33.6 million, recognizing a gain of $4.2 million above carrying value.

•	Received $150.8 million in investments from new and existing stockholders, including investments made through our DRIP.
•	Collected 99.9+% of rents due and, based on rentable square footage, maintained a 99.8% leased portfolio.

Subsequent to quarter end, on July 23, 2019, we entered into an agreement to acquire a portfolio of 23 fully leased industrial (warehouse, distribution, manufacturing and cold storage) and office/flex assets, for $735.7 million, excluding capitalized acquisition costs (the “Anticipated Transaction”). The portfolio comprises 6.9 million rentable square feet of operational space and is well diversified with 19 different tenants, and properties located in 14 states and British Columbia, Canada. The acquisition is expected to be funded through a combination of proceeds from our ongoing private offering of shares of our common stock, drawing the remaining $150 million commitment available under our 2026 Unsecured Term Loan (as described below), $300 million from the 2020 Unsecured Term Loan, and the balance funded from proceeds from our senior unsecured revolving credit facility. The Anticipated Transaction is expected to close in August 2019, subject to the completion of due diligence and other customary and transaction-specific closing conditions. For additional discussion of the Anticipated Transaction, see Note 17, “Subsequent Events” within the Notes to the Condensed Consolidated Financial Statements within Item 1. “Financial Statements” of this Form 10-Q.

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type, tenant industry, and geographic location as of June 30, 2019. The percentages below are calculated based on our NTM Rent as of June 30, 2019, divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Property Type	% NTM Rent
Retail – other	12.7%
Retail – casual dining	9.8%
Retail – quick service restaurants ("QSR")	9.7%
Total Retail	32.2%
Industrial – warehouse/distribution	13.2%
Industrial – manufacturing	9.6%
Industrial – flex	5.3%
Industrial – other	3.0%
Total Industrial	31.1%
Healthcare – clinical	13.8%
Healthcare – surgical	3.7%
Healthcare – other	3.3%
Total Healthcare	20.8%
Office	9.2%
Other	6.7%
Total	100.0%

Tenant Industry, by % of NTM Rent

Industry	% NTM Rent
Restaurants	19.7%
Healthcare Facilities	18.5%
Home Furnishing Retail	4.9%
Specialized Consumer Services	4.5%
Auto Parts & Equipment	4.1%
Packaged Foods & Meats	3.7%
Air Freight & Logistics	3.0%
Healthcare Services	2.7%
Electronic Components	2.6%
Industrial Machinery	2.2%
Distributors	1.9%
Industrial Conglomerates	1.9%
Internet & Direct Marketing Retail	1.8%
Multi-line Insurance	1.6%
Life Sciences Tools & Services	1.6%
Top 15 Tenant Industries	74.7%
Other (32 industries)	25.3%
Total	100.0%

Geographic Diversification, by % of NTM Rent

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–12+%

TOTAL PROPERTIES: 646 TOTAL STATES: 42

At June 30, 2019, 99.8% of our portfolio’s rentable square footage, representing all but three of our properties, is subject to a lease, substantially all of which are net leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

Due to the fact that substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for six of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of June 30, 2019, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 11.9 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Approximately 4% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average remaining lease term on the $200.5 million in properties acquired during the six months ended June 30, 2019, was 15.1 years at the time of acquisition. More than 57% of our rental revenue is derived from leases that expire during 2030 and thereafter. As of June 30, 2019, no more than 9.4% of our rental revenue is derived from leases that expire in any single year in the next ten years. The following chart sets forth our lease expirations based upon the terms of our leases in place as of June 30, 2019.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments, or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations. Amounts are in thousands, except the number of tenants and properties. We did not have any significant lease renewals during the six months ended June 30, 2019.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2019	1	1	11	$25	<0.1%
2020	5	5	112	1,273	0.5%
2021	7	11	99	1,926	0.8%
2022	5	4	124	3,273	1.3%
2023	12	13	703	6,938	2.8%
2024	13	15	1,668	13,692	5.5%
2025	10	18	271	4,393	1.8%
2026	18	29	825	12,581	5.0%
2027	23	34	1,984	20,329	8.2%
2028	23	36	2,030	23,507	9.4%
2029	16	62	2,485	18,597	7.5%
2030 and thereafter	95	415	9,917	142,623	57.2%
Untenanted properties	—	3	47	—	—
Total	228	646	20,276	$249,157	100.0%

Our top tenants and brands at June 30, 2019, are listed in the tables below. The percentages are calculated based on the NTM Rent associated with the tenant or brand divided by total NTM Rent.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	3.3%	10
Red Lobster Hospitality & Red Lobster Restaurants LLC	Retail	3.0%	25
Jack's Family Restaurants LP	Retail	2.4%	36
Axcelis Technologies, Inc.	Other	2.3%	1
Outback Steakhouse of Florida LLC (a)	Retail	2.2%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	2.0%	27
BluePearl Holdings, LLC	Healthcare	2.0%	12
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	1.9%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	1.9%	2
Nestle' Dreyer's Ice Cream Company	Industrial	1.7%	1
Total Top Ten		22.7%	155
All Other		77.3%	491
Total		100.0%	646
(a)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	3.3%	10
Bob Evans Farms (a)	Industrial/Retail	3.0%	27
Red Lobster	Retail	3.0%	25
Wendy's	Retail	2.5%	41
Jack's Family Restaurants	Retail	2.4%	36
Axcelis	Other	2.3%	1
Taco Bell	Retail	2.1%	41
Krispy Kreme	Industrial/Retail	2.0%	27
BluePearl Veterinary Partners	Healthcare	2.0%	12
Outback Steakhouse	Retail	1.9%	22
Total Top Ten		24.5%	242
All Other		75.5%	404
Total		100.0%	646
(a)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC properties.

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

As of June 30, 2019, our total outstanding indebtedness was $1,475.1 million, and the ratio of our total indebtedness to the approximate market value of our assets was 40.2%.

Determined Share Value

We sell shares of our common stock in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established at least quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled Determined Share Value in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K. The following table presents the Determined Share Value for each period indicated below, together with the corresponding NAV per diluted share as of the preceding quarter end:

Period	NAV as of	NAV per diluted share	Determined Share Value
August 1, 2019 - October 31, 2019	June 30, 2019	$84.68	$85.00
May 1, 2019 - July 31, 2019	March 31, 2019	$85.57	$86.00
February 1, 2019 - April 30, 2019	December 31, 2018	$84.92	$85.00

The adjustments to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates. In November 2019, the Independent Directors Committee will review the NAV per diluted share calculations as of September 30, 2019, and will assess whether adjustments to the Determined Share Value are appropriate.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts (in thousands, except per share amounts):

NAV component:	June 30, 2019	March 31, 2019
Investment in rental property	$3,704,911	$3,568,282
Debt	(1,529,385)	(1,445,814)
Other assets and liabilities, net	(19,078)	(16,352)
NAV	$2,156,448	$2,106,116
Number of outstanding shares, including noncontrolling interests	25,467	24,612
NAV per diluted share	$84.68	$85.57

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of June 30, 2019, and March 31, 2019, supporting the Determined Share Value in effect for the periods of August 1, 2019 through October 31, 2019, and May 1, 2019 through July 31, 2019, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
June 30, 2019	6.40%	6.89%	6.73%	6.90%	7.36%	6.72%
March 31, 2019	6.41%	6.89%	6.79%	7.03%	7.26%	6.72%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of June 30, 2019, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $79.47. Conversely, a decrease in the weighted average implied market capitalization rate used as of June 30, 2019, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $90.29.

Distributions and Distribution Reinvestment

At its August 5, 2019 meeting, our board of directors declared monthly distributions of $0.44 per share of our common stock and unit of membership interest to be paid to our stockholders and members of the Operating Company (other than us) of record as follows:

Dividend Per Share/Unit	Record Date	Payment Date (on or before)
$0.44	August 29, 2019	September 13, 2019
$0.44	September 27, 2019	October 15, 2019
$0.44	October 30, 2019	November 15, 2019

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. Cash distributions will be reinvested in additional shares of common stock at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Refer to the section titled Distribution and Distribution Reinvestment in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K, for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the six months ended June 30, 2019 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (a)	Distribution Paid Pursuant to DRIP on Membership Units (a)	Total Amount of Distribution
January	2019	$4,634	$617	$4,730	$130	$10,111
February	2019	4,691	617	4,800	130	10,238
March	2019	4,836	632	5,003	132	10,603
April	2019	4,879	631	5,092	132	10,734
May	2019	4,917	632	5,176	133	10,858
June	2019	5,017	632	5,207	133	10,989
Total		$28,974	$3,761	$30,008	$790	$63,533

(a)Distributions are paid in shares of common stock.

The following table summarizes our distributions paid, including the source of distributions and a comparison against FFO (in thousands).

	For the six months ended
	June 30,
	2019	2018
Distributions:
Paid in cash	$33,525	$29,265
Reinvested in shares	30,008	24,004
Total Distributions	$63,533	$53,269
Source of Distributions:
Cash flow from operating activities	$63,533	$53,269
FFO	$78,791	$69,219

For the six months ended June 30, 2019 and 2018, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative leverage profile, with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating. As of June 30, 2019, the leverage ratio was 40.2% of the approximate market value of our assets. Management and our credit rating agencies also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a metric we use to measure leverage in the context of our cash flow expectations and projections. Given the significance of our recent growth, however, adding $200.5 million in investments during the six months ended June 30, 2019, $606.8 million in investments during 2018, and $683.6 million in investments during 2017, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash inflows associated with these investments. Our investments are typically made throughout the year (with a significant portion typically occurring in the fourth quarter of the year), and therefore the full-year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate metric to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics. We anticipate that our leverage ratio will increase as a result of the incremental borrowings associated with funding the Anticipated Transaction discussed above. We intend to begin working to reduce our leverage profile in the near term, to a range within the leverage profile consistent with our investment grade credit rating, using a combination of proceeds from our ongoing private offering of shares of our common stock and increasing disposition activity. As a result of our announcement of the Anticipated Transaction, Moody’s affirmed our investment grade credit rating and stable outlook.

Liquidity

Our primary cash expenditures include the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees of servicing the portfolio, acquisition costs related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are net leases, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, although, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs on an aggregate basis during the term of the property leases in our current portfolio. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material.

As shown in the table below, net cash provided by operating activities increased by $6.0 million, to $64.7 million for the six months ended June 30, 2019, from $58.7 million for the six months ended June 30, 2018. We funded real estate investment activity with a combination of cash from operations, proceeds from our unsecured revolving credit agreements, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units of $34.2 million and $30.0 million for the six months ended June 30, 2019 and 2018, respectively. The increased dividends between periods were primarily funded by cash provided by our operations. Cash and cash equivalents and restricted cash totaled $12.7 million and $20.8 million at June 30, 2019 and 2018, respectively.

	For the six months ended
	June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$64,719	$58,675
Net cash used in investing activities	(120,894)	(187,720)
Net cash provided by financing activities	49,904	139,768
Increase in cash and cash equivalents and restricted cash	$(6,271)	$10,723

Substantially all of our cash from operations is generated by our real estate portfolio. As of June 30, 2019, the historical cost basis of our real estate investment portfolio totaled $2,804.1 million, consisting of investments in 646 properties. During the first six months of  2019, our portfolio generated monthly straight-line rent revenues of approximately $21.4 million, and monthly contractual cash revenues of approximately $19.7 million. During the six months ended June 30, 2019, we closed 10 real estate acquisitions totaling $200.5 million, excluding capitalized acquisition costs, adding 34 new properties to our portfolio. We currently expect the new properties will generate approximately $1.4 million in monthly straight-line rent revenues and approximately $1.3 million in monthly contractual cash revenues over the next twelve months.

Capital Resources

We intend to continue to grow through additional real estate investments. To accomplish this objective, we must continue to identify acquisitions that are consistent with our investment policy and raise additional debt and equity capital. We have financed our acquisition of properties using a combination of debt and equity capital. We seek to maintain an appropriate balance of debt and equity capital in our overall leverage policy, while maintaining a focus on increasing core value for existing stockholders, which we seek to achieve through earnings growth and share price appreciation. The mix of our financing sources may change over time based on market conditions and our liquidity needs.

Equity Capital Resources

Equity capital for our real estate acquisition activity is provided by the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the six months ended June 30, 2019, we raised $150.8 million in equity capital to be used in our acquisition activities, of which $120.0 million was received through new cash investments and $30.8 million was raised through our DRIP.

Debt Capital Resources

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

The availability of debt to finance commercial real estate can be impacted by economic and other factors that are beyond our control. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. Specifically, we recognized a rent collection rate of greater than 99% during the six months ended June 30, 2019 and 2018. As we grow our real estate portfolio, we intend to manage our debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future. For example, during the first quarter of 2019, we used proceeds from the longer-term 2026 Unsecured Term Loan (as defined below) to repay a shorter-term unsecured term loan that had been due in 2019 (the “2019 Unsecured Term Loan”). Refer to Contractual Obligations below for further details of the maturities on our contractual obligations, including long-term debt maturities.

We achieved our investment grade credit rating of Baa3 based on our conservative leverage profile, diversified real estate investment portfolio, and earnings stability provided by the creditworthiness of our tenants, which we intend to maintain concurrent with our growth objectives. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our real estate portfolio diversification. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to multiple sources of debt capital resulting from the investment grade credit rating, provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Existing Debt Facilities

2026 Unsecured Term Loan

On February 27, 2019, we entered into a $450 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”). At closing, we borrowed $300 million and used the proceeds to fully repay our 2019 Unsecured Term Loan. The 2026 Unsecured Term Loan includes an accordion feature that can increase the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only during the term, with the principal amount due on February 27, 2026. The rate of interest payable on borrowings under the 2026 Unsecured Term Loan, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margin is currently 1.85%.

Credit Facility

As of June 30, 2019, we have a $1.055 billion unsecured credit facility and term loan agreement (the “Credit Facility”), which is comprised of (i) a $600 million senior unsecured revolving credit facility (the “Revolver”), (ii) a $265 million senior unsecured delayed draw term loan due in 2023 (the “2023 Unsecured Term Loan”), and (iii) a $190 million senior unsecured delayed draw term loan due in 2024 (the “2024 Unsecured Term Loan”). Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full on the applicable maturity date.

The following table summarizes the amounts drawn and available to be drawn on the Credit Facility and 2026 Unsecured Term Loan as of June 30, 2019 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Credit Facility:
Revolver	$123,600	$476,400	$600,000	January 21, 2022(a)
2023 Unsecured Term Loan	265,000	—	265,000	January 23, 2023
2024 Unsecured Term Loan	190,000	—	190,000	June 21, 2024
2026 Unsecured Term Loan	300,000	150,000(b)	450,000	February 27, 2026

(a)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

(b)

The $150 million available under the 2026 Unsecured Term Loan was available to be drawn through August 27, 2019. We anticipate drawing the remaining balance to partially fund the Anticipated Transaction.

On July 1, 2019, subsequent to quarter end, we amended the Credit Facility to reduce the margin above LIBOR paid on the 2024 Unsecured Term Loan from 1.90% to 1.25%.

Senior Notes

To mitigate interest rate risk, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. At June 30, 2019 and December 31, 2018, we had $475 million of Senior Notes outstanding. The Senior Notes were issued in three series (Series A, B, and C) as described below.

Series A Notes

On April 18, 2017, we issued $150 million of Senior Notes (the “Series A Notes”). The Series A Notes are payable interest only during their term, bear interest at a fixed rate of 4.84% per annum, and mature on April 18, 2027.

Series B and Series C Notes

On July 2, 2018, we issued $325 million of Senior Notes in two series: (i) $225 million of 10-year Senior Notes (“Series B Notes”) maturing on July 2, 2028, and (ii) $100 million of 12-year Senior Notes (“Series C Notes”) maturing on July 2, 2030. The Series B and Series C Notes are payable interest only during their term, and bear interest at fixed rates of 5.09% per annum and 5.19% per annum, respectively.

In addition to funding acquisitions, a portion of the net proceeds from the Series B Notes and Series C Notes was used to repay outstanding borrowings under the Revolver as well as $25 million of the outstanding principal balance of our 2019 Unsecured Term Loan.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our loan agreements. The table below summarizes the applicable financial covenants, which are substantially the same across each of the agreements. As of June 30, 2019, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, our cash flows from operations exceeded the required cash dividend distribution amounts.

Covenants	Required	Actual (as of June 30, 2019)
Leverage Ratio(a)	≤ 0.60 to 1.00	0.45
Secured Indebtedness Ratio(b)	≤ 0.40 to 1.00	0.04
Unencumbered Coverage Ratio(c)	≥ 1.75 to 1.00	3.49
Fixed Charge Coverage Ratio(d)	≥ 1.50 to 1.00	2.92
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(e)	≤ 0.60 to 1.00	0.46
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

(a)	The leverage ratio is calculated as the ratio of total indebtedness to total market value.
(b)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value.
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

Recent Activity

On August 2, 2019 we entered into a one-year $300 million unsecured delayed-draw term loan agreement (the “2020 Unsecured Term Loan”) with a syndicate of banks and financial institutions. Under the 2020 Unsecured Term Loan, we may borrow up to $300 million between August 2, 2019 and November 2, 2019. We anticipate drawing on the facility to partially fund the Anticipated Transaction. Borrowings under the 2020 Unsecured Term Loan are payable interest only over the term of the loan, with the principal balance due in full on August 2, 2020, provided that we have two options to extend the maturity date of the loan for a six-month period for each extension (for a total possible extension of up to one year), subject to payment of an extension fee. Borrowings under the 2020 Unsecured Term Loan bear interest at LIBOR plus a spread ranging between 0.85% and 1.65%. Based on our current investment grade credit rating, the spread for initial borrowings under the 2020 Unsecured Term Loan is 1.25%.

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

We intend to exercise the extension provisions of our debt instruments, refinance, or replace the existing borrowings as they become due, including through additional private debt placements, all with the goal of limiting future debt service to interest payments only. As a result, we do not intend to make principal payments on these debt obligations in the foreseeable future. Additionally, we may be required to increase our borrowing capacity to partially fund future acquisitions, including the Anticipated Transaction. We assess market conditions and the availability and pricing of debt on an ongoing basis, which are critical inputs in our strategic planning and decision-making process. While we believe the current market conditions provide our stockholders with an advantageous capitalization structure and risk-adjusted return, we believe our conservative capital structure is appropriate to absorb temporary market fluctuations. Significant adverse market conditions could impact the availability of debt to fund future acquisitions, our ability to recognize growth in earnings and return on investment for stockholders, and our ability to recast the debt facilities at cost-advantageous pricing points. In the event of such conditions, we would plan to revise our capitalization structure and strategic initiatives to maximize return on investment for our investors. To the extent that we are unable to recast our debt facilities, our cash flows from operations will not be adequate to pay the principal amount of debt, and we may be forced to liquidate properties to satisfy our obligations.

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at June 30, 2019, our current borrowing capacity under our Credit Facility and accordion feature of the 2026 Unsecured Term Loan, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate to meet our strategic objectives.

Impact of Inflation

The leases in our portfolio are long-term in nature, with a current weighted average remaining lease term of 11.9 years as of June 30, 2019. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited rent escalation clauses in our leases. As of June 30, 2019, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

Our focus on single-tenant, net leases also shelters us from inflationary fluctuations in the cost of services and maintenance. For a portion of our portfolio, we have leases that are not fully triple-net, and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance). Inflation and increased costs may have an adverse impact on our tenants and their creditworthiness if the increase in costs is greater than their increase in revenue. Where we cannot implement a triple-net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019, or December 31, 2018.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2019 (in thousands).

Year of Maturity	Term Loans	Revolver(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2019	$—	$—	$—	$1,685	$31,581	$3,635	$59	$36,960
2020	—	—	—	3,492	62,555	—	120	66,167
2021	—	—	—	18,322	62,317	—	122	80,761
2022	—	123,600	—	3,237	56,105	—	124	183,066
2023	265,000	—	—	8,677	46,072	—	125	319,874
Thereafter	490,000	—	475,000	86,077	147,414	—	2,540	1,201,031
Total	$755,000	$123,600	$475,000	$121,490	$406,044	$3,635	$3,090	$1,887,859

(a)	We may extend the Revolver once, for a five-month period, subject to compliance with all covenants and the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2019. This amount includes the impact of interest rate swap agreements.
(c)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At June 30, 2019, investment in rental property of $195.5 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of June 30, 2019, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. Based on values as of June 30, 2019, taxable sales of the applicable properties would trigger liability under the Agreements of approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above. For a more detailed discussion of the Agreements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, in our Form 10-K.

Results of Operations

Overview

As of June 30, 2019, our real estate investment portfolio had grown to a net book value of $2,804.1 million, consisting of investments in 646 commercial real estate properties with locations in 42 states and leased to tenants in various industries. All but three of our properties were subject to a lease as of June 30, 2019, and substantially all of our leasing activity related to our real estate acquisitions.

For the three months ended June 30, 2019 and 2018

Lease Revenues

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Lease revenues	$69,053	$57,032	$12,021	21.1%

Total lease revenues increased to $69.1 million for the three months ended June 30, 2019, compared to $57.0 million for the three months ended June 30, 2018. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio, which was achieved through rent escalations associated with our same property portfolio, coupled with rental revenue generated during the first six months of 2019 from accretive property acquisitions completed since the second quarter of 2018, and continued strong portfolio operating performance. We acquired $606.8 million in real estate in 2018, excluding capitalized acquisition costs. These properties provide annual straight-line rental revenue of approximately $47.4 million, or $11.8 million per quarter. In addition, during the first quarter of 2019, we acquired $73.1 million of real estate, excluding capitalized acquisition costs, which provided $1.5 million of straight-line rental revenue in the second quarter. These incremental revenues were offset mainly by the effect of revenues associated with properties we have disposed of subsequent to the second quarter of 2018. The acquisitions closed during the three months ended June 30, 2019, did not materially impact reported rental income, due to their timing. However, they are expected to provide approximately $2.7 million of straight-line rental revenue in the third quarter. The rental rates we receive vary from transaction to transaction based on many factors, such as the terms of the lease, each property’s real estate fundamentals, and the market rents in the area. The initial cash capitalization rate on acquisitions closed during the three months ended June 30, 2019, was 7.4%.

Operating Expenses

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Operating expenses
Depreciation and amortization	$25,287	$20,232	$5,055	25.0%
Asset management fees	5,318	4,313	1,005	23.3%
Property management fees	1,935	1,595	340	21.3%
Property and operating expense	3,252	2,530	722	28.5%
General and administrative	1,661	1,456	205	14.1%
State and franchise tax	305	510	(205)	(40.2)%
Total operating expenses	$37,758	$30,636	$7,122	23.2%

Depreciation and amortization

Depreciation and amortization increased to $25.3 million for the three months ended June 30, 2019, compared to $20.2 million for the three months ended June 30, 2018. The increase is primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

Asset management fees increased to $5.3 million for the three months ended June 30, 2019, compared to $4.3 million for the three months ended June 30, 2018. We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three months ended June 30, 2019, compared to the comparable period in 2018, is the result of an increase in our total outstanding equity on a fully diluted basis, combined with an increase in the Determined Share Value.

The $86.00 Determined Share Value in effect as of June 30, 2019, reflected an increase of 3.6% from the $83.00 Determined Share Value in effect as of June 30, 2018. Additionally, the number of shares of our common stock and non-controlling membership units outstanding increased as the result of continued equity capital investments. As of June 30, 2019, there were 25.5 million shares of our common stock and non-controlling membership units outstanding, compared to 22.0 million as of June 30, 2018. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property and operating expense

Property and operating expense increased to $3.3 million for the three months ended June 30, 2019, compared to $2.5 million for the three months ended June 30, 2018. The increase is mainly attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. A majority of these expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants and included within Lease revenues.

Other income (expenses)

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Other income (expenses)
Preferred distribution income	$—	$187	$(187)	(100.0)%
Interest income	—	52	(52)	(100.0)%
Interest expense	(16,732)	(12,454)	4,278	34.4%
Cost of debt extinguishment	(8)	(51)	(43)	(84.3)%
Gain on sale of real estate	2,787	4,256	(1,469)	(34.5)%

Interest expense

Interest expense increased to $16.7 million for the three months ended June 30, 2019, compared to $12.5 million for the three months ended June 30, 2018. The increased interest expense resulted from a $185.8 million increase in overall borrowings used to partially fund new acquisitions, as well as an increase in our weighted average interest rate. We continue to strengthen our balance sheet by more closely aligning debt maturities and lease terms, accomplished through the refinancing of shorter-term borrowings with longer duration fixed-rate debt. Immediately following the second quarter of 2018, we refinanced our outstanding Revolver borrowings with our fixed rate Series B and Series C Notes, providing for an additional six and eight years of duration, respectively, beyond the Revolver maturity. Extending our debt maturity profile increased our weighted average interest rate on outstanding borrowings from 3.84% at June 30, 2018 to 4.26% at June 30, 2019, inclusive of our interest rate swaps.

Gain on sale of real estate

During the three months ended June 30, 2019, we recognized gains of $2.8 million on the sale of five properties, compared to gains of $4.3 million on the sale of six properties during the three months ended June 30, 2018. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

For the six months ended June 30, 2019 and 2018

Lease Revenues

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Lease revenues	$137,483	$112,621	$24,862	22.1%

Total lease revenues increased to $137.5 million for the six months ended June 30, 2019, compared to $112.6 million for the six months ended June 30, 2018. The increase in revenue period-over-period is primarily attributable to the growth in our real estate portfolio during 2018 as described in the discussion related to the three months ended June 30, 2019 above. The initial cash capitalization rate on acquisitions made during the six months ended June 30, 2019, was 7.4%.

Operating Expenses

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Operating expenses
Depreciation and amortization	$49,597	$39,434	$10,163	25.8%
Asset management fees	10,438	8,456	1,982	23.4%
Property management fees	3,820	3,112	708	22.8%
Property and operating expense	7,642	5,149	2,493	48.4%
General and administrative	2,764	2,787	(23)	(0.8)%
State and franchise tax	748	753	(5)	(0.7)%
Provision for impairment of investment in rental properties	1,017	—	1,017	100.0%
Total operating expenses	$76,026	$59,691	$16,335	27.4%

Depreciation and amortization

Depreciation and amortization increased to $49.6 million for the six months ended June 30, 2019, compared to $39.4 million for the six months ended June 30, 2018. The increase is primarily due to the growth in our real estate portfolio, as described in the discussion related to the three months ended June 30, 2019, above.

Asset management fees

Asset management fees increased to $10.4 million for the six months ended June 30, 2019, compared to $8.5 million for the six months ended June 30, 2018. As described in the discussion above related to the three months ended June 30, 2019, the increase in asset management fees during the six months ended June 30, 2019, compared to the comparable period in 2018, is a result of an increase in our outstanding equity on a fully diluted basis, combined with the increase in the Determined Share Value.

Property and operating expense

Property and operating expense increased to $7.6 million for the six months ended June 30, 2019, compared to $5.1 million for the six months ended June 30, 2018. The increase is attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. A majority of these expenses are paid by us and reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in the operating expenses billed to tenants included within Lease revenues.

Provision for impairment of investment in rental properties

During the six months ended June 30, 2019, we recognized $1.0 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The impairment recognized during the six months ended June 30, 2019, related to a single property whose carrying amount we determined was not recoverable. In determining the fair value of the assets at the time of measurement, we utilized a capitalization rate of 14.6%, and a weighted average discount rate of 8%. We did not recognize any impairment during the six months ended June 30, 2018.

Other income (expenses)

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Other income (expenses)
Preferred distribution income	$—	$375	$(375)	(100.0)%
Interest income	1	162	(161)	(99.4)%
Interest expense	(32,560)	(23,631)	8,929	37.8%
Cost of debt extinguishment	(721)	(51)	670	100.0%
Gain on sale of real estate	4,187	7,595	(3,408)	(44.9)%

Interest expense

Interest expense increased to $32.6 million for the six months ended June 30, 2019, compared to $23.6 million for the six months ended June 30, 2018, due to higher overall borrowings as well as an increase in the weighted average interest rate we pay on those borrowings as compared to a year ago, as described in the discussion above related to the three months ended June 30, 2019.

Gain on sale of real estate

During the six months ended June 30, 2019, we recognized gains of $4.2 million on the sale of nine properties, compared to gains of $7.6 million on the sale of 11 properties during the six months ended June 30, 2018. Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market.

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

Net Income, FFO, and AFFO for the three months ended June 30, 2019 and 2018

The following table presents our net income and our non-GAAP FFO and AFFO for the three months ended June 30, 2019 and 2018. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2019	2018	$	%
Net income	$17,342	$18,386	$(1,044)	(5.7)%
Net earnings per diluted share	0.70	0.86	(0.16)	(18.6)%
FFO	39,842	34,362	5,480	15.9%
FFO per diluted share	1.60	1.60	—	—
AFFO	34,365	29,928	4,437	14.8%
AFFO per diluted share	1.38	1.39	(0.01)	(0.7)%
Diluted WASO(a)	24,941	21,478	3,463	16.1%

(a)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

As compared to the same period in 2018, revenue growth during the three months ended June 30, 2019, was partially offset by an increase in depreciation and amortization, asset management and property management expenses, and property and operating expenses, all of which are associated with a larger real estate portfolio, as well as increased interest expense and decreased gains on the sale of real estate.

The increased interest expense resulted from a $185.8 million increase in overall borrowings used to partially fund new acquisitions, as well as an increase in our weighted average interest rate. We continue to strengthen our balance sheet by more closely aligning debt maturities and lease terms, accomplished through the refinancing of shorter-term borrowings with longer duration fixed-rate debt. Immediately following the second quarter of 2018, we refinanced our outstanding Revolver borrowings with our fixed rate Series B and Series C Notes, providing for an additional six and eight years of duration, respectively, beyond the Revolver maturity. Extending our debt maturity profile increased our weighted average interest rate on outstanding borrowings from 3.84% at June 30, 2018, to 4.26% at June 30, 2019, inclusive of our interest rate swaps.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-to-period comparisons. The gain on sale of real estate decreased $1.5 million during the three months ended June 30, 2019, as compared to the same period in 2018.

Our per share results were negatively impacted by funding a larger portion of our acquisitions with equity and recycling proceeds from property dispositions. We actively manage our leverage profile and overall liquidity position, and use a monthly equity cap to balance the mix of equity and debt capital used to fund acquisitions. We maintained a $20 million cap on new equity investments during the six months ended June 30, 2019, and removed the cap for new investments beginning in the month of July 2019, based on our pipeline of potential acquisitions, including the Anticipated Transaction for $735.7 million. Based on the timing difference between equity inflows managed through the cap and expected deployment into accretive acquisitions, our leverage ratio decreased to 40.2% as of June 30, 2019, compared to 41.4% as of June 30, 2018. Upon closing the Anticipated Transaction, we expect a short-term increase in leverage, and a corresponding positive impact to our results of operations based on the accretive nature of the investment and the relative cost of debt to equity. Consistent with our growth priorities and commitment to maintaining an investment grade balance sheet, we are committed to continuing to actively manage our leverage profile and overall liquidity position.

FFO and AFFO

The 15.9% increase in FFO and the 14.8% increase in AFFO during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily driven by revenue growth in our real estate investment portfolio. As discussed above, this resulted from rent escalations associated with our same property portfolio, accretive acquisitions made since the second quarter of 2018, and strong portfolio operating performance. The increase in revenues was partially offset by increased interest expense, as discussed above, a result of extending our debt maturity profile. Consistent with the decrease in earnings per share, FFO per share remained constant with, and AFFO per share decreased from, the comparable period in 2018 as a result of our change in funding mix.

Net Income, FFO, and AFFO for the six months ended June 30, 2019 and 2018

The following table presents our net income and our non-GAAP FFO and AFFO for the six months ended June 30, 2019 and 2018. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests.

	For the six months ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2019	2018	$	%
Net income	$32,364	$37,380	$(5,016)	(13.4)%
Net earnings per diluted share	1.32	1.77	(0.45)	(25.4)%
FFO	78,791	69,219	9,572	13.8%
FFO per diluted share	3.22	3.28	(0.06)	(1.8)%
AFFO	68,534	60,198	8,336	13.8%
AFFO per diluted share	2.80	2.85	(0.05)	(1.8)%
Diluted WASO	24,507	21,098	3,409	16.2%

Net income

As compared to the same period in 2018, revenue growth during the six months ended June 30, 2019, was partially offset by an increase in depreciation and amortization, asset management and property management expenses, and property and operating expenses, all of which are associated with a larger real estate portfolio, as well as increased interest expense and decreased gains on the sale of real estate.

The increased interest expense resulted from a $185.8 million increase in overall borrowings used to partially fund new acquisitions, as well as an increase in our weighted average interest rate. We continue to strengthen our balance sheet by more closely aligning debt maturities and lease terms, accomplished through the refinancing of shorter-term borrowings with longer duration fixed-rate debt. Immediately following the second quarter of 2018, we refinanced our outstanding Revolver borrowings with our fixed rate Series B and Series C Notes, providing for an additional six and eight years of duration, respectively, beyond the Revolver maturity. Extending our debt maturity profile increased our weighted average interest rate on outstanding borrowings from 3.84% at June 30, 2018, to 4.26% at June 30, 2019, inclusive of our interest rate swaps.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-to-period comparisons. The gain on sale of real estate decreased $3.4 million during the six months ended June 30, 2019, as compared to the same period in 2018. Additionally, we recognized a $1.0 million provision for impairment on investment in rental properties during the six months ended June 30, 2019, with no comparable charges during the same period in 2018.

Our per share results were negatively impacted by funding a larger portion of our acquisitions with equity and recycling proceeds from property dispositions. We actively manage our leverage profile and overall liquidity position, and use a monthly equity cap to balance the mix of equity and debt capital used to fund acquisitions. We maintained a $20 million cap on new equity investments during the six months ended June 30, 2019, and removed the cap for new investments beginning in the month of July 2019, based on our pipeline of potential acquisitions, including the Anticipated Transaction (as defined below) for $735.7 million. Based on the timing difference between equity inflows managed through the cap and expected deployment into accretive acquisitions, our leverage ratio decreased to 40.2% as of June 30, 2019, compared to 41.4% as of June 30, 2018. Upon closing the Anticipated Transaction, we expect a short-term increase in leverage, and a corresponding positive impact to our results of operations based on the accretive nature of the investment and the relative cost of debt to equity. Consistent with our growth priorities and commitment to maintaining an investment grade balance sheet, we are committed to continuing to actively manage our leverage profile and overall liquidity position.

FFO and AFFO

The 13.8% increase in both FFO and AFFO during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily driven by revenue growth in our real estate investment portfolio. As discussed above, this resulted from rent escalations associated with our same property portfolio, accretive acquisitions made since the second quarter of 2018, and strong portfolio operating performance. The increase in revenues was partially offset by increased interest expense, as discussed above, a result of extending our debt maturity profile. Consistent with the decrease in earnings per share, FFO per share and AFFO per share decreased from the comparable period in 2018 as a result of our change in funding mix.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO, which are non-GAAP financial measures. Also presented is information regarding diluted WASO and per diluted share amounts:

	For the three months ended		For the six months ended
(in thousands, except per share data)	June 30,		June 30,
	2019	2018	2019	2018
Net income	$17,342	$18,386	$32,364	$37,380
Real property depreciation and amortization	25,287	20,232	49,597	39,434
Gain on sale of real estate	(2,787)	(4,256)	(4,187)	(7,595)
Provision for impairment on investment in rental properties	—	—	1,017	—
FFO	$39,842	$34,362	$78,791	$69,219
Capital improvements / reserves	(48)	(49)	(97)	(98)
Straight-line rent adjustment	(5,240)	(5,162)	(10,383)	(10,303)
Cost of debt extinguishment	8	51	721	51
Amortization of debt issuance costs	597	472	1,150	933
Amortization of net mortgage premiums	(36)	(35)	(71)	(71)
Gain on interest rate swaps and other non-cash interest expense	(41)	—	(122)	—
Amortization of lease intangibles	(717)	289	(1,455)	467
AFFO	$34,365	$29,928	$68,534	$60,198

Diluted WASO	24,941	21,478	24,507	21,098

Net earnings per share, basic and diluted	$0.70	$0.86	$1.32	$1.77
FFO per diluted share	1.60	1.60	3.22	3.28
AFFO per diluted share	$1.38	$1.39	$2.80	$2.85

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, during the first quarter of 2019, we adopted the provisions of ASC 842, which resulted in a change to the critical accounting policy with respect to revenue recognition that had been disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2018 Form 10-K. We believe there have been no other significant changes during the six months ended June 30, 2019, to the items that we disclosed as our critical accounting policies in our 2018 Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities and the floating-rate mortgage bear interest at floating rates based on LIBOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We manage a portion of our interest rate risk by entering into interest rate swaps. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swaps to convert certain variable-rate debt to a fixed rate. As of June 30, 2019, we had 33 interest rate swaps outstanding, in an aggregate notional amount of $885.0 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of our interest rate swaps at June 30, 2019.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,214)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	948
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(345)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(946)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(364)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(903)
Bank of Montreal	May 2026	1.99%	one-month LIBOR	25,000	(467)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(431)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,200)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(601)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	212
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	58
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(836)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(947)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	933
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,191)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,982	64
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(964)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,108)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(92)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	472
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(659)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(485)
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	(387)
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(708)
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	(419)
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(902)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	(326)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(489)
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(377)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(829)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(1,827)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(3,659)
				$884,982	$(19,989)

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2019, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Common Stock and Issuance of Membership Units

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. Currently, we close sales of additional shares of our common stock monthly. In November 2017, we instituted an equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP, or to equity capital received in connection with UPREIT transactions. For the months of February 2019 through June 2019, new and additional investments were capped at $20 million per month. On July 3, 2019, we announced that we were removing the equity cap for the month of July 2019 based on our current leverage profile and pipeline of potential acquisitions. We anticipate reinstating the equity cap once we are comfortably within the leverage range of our investment grade credit rating.

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

For the six months ended June 30, 2019, we sold 1.8 million shares of our common stock in our private offering, including 0.4 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $150.8 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties, to reduce our outstanding indebtedness, and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the six months ended June 30, 2019 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value — Common Shares(a)	Total Proceeds — Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value — DRIP(b)	Total Proceeds — Common Share DRIP(c)	Total Proceeds
January	2019	233	$86.00	$20,000	58	$84.28	$4,862	$24,862
February	2019	235	$85.00	20,000	58	$84.28	4,930	24,930
March	2019	235	$85.00	20,000	62	$83.30	5,136	25,136
April	2019	235	$85.00	20,000	63	$83.30	5,224	25,224
May	2019	233	$86.00	20,000	64	$83.30	5,306	25,306
June	2019	233	$86.00	20,000	63	$84.28	5,339	25,339
Total		1,404		120,000	368		30,797	150,797
(a)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(b)	DRIP shares are purchased at a discounted price of 98% of the Determined Share Value.
(c)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act and were issued in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “Accredited Investor” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor.

Repurchases of Equity Securities

During the three months ended June 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (a)	Total Number of Shares Redeemed	Average Price Paid Per Share (b)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2019	—	—	—	(c)
May 2019	—	—	—	(c)
June 2019	37,501	37,501	$85.59	(c)
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

The other information presented below is being filed as a result of the Company’s adoption of the new accounting guidance for lease accounting (“ASC 842”) on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company’s leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, “Lease revenues,” on the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income. The presentation and disclosure of Lease revenues have been adjusted to reflect these changes for the three and six months ended June 30, 2019. Refer to Note 2 of Part I, Item 1. “Financial Statements,” for further details on these updates to significant accounting policies.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been revised to conform to the current presentation.

This table below summarizes total revenues as originally reported in the Consolidated Statements of Income and Comprehensive (Loss) Income included the Company’s 2018 Annual Report on Form 10-K, as follows (in thousands):

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: August 7, 2019	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: August 7, 2019	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer