Form 10-Q
period 2019-09-30
Broadstone Net Lease, Inc.
filed 2019-11-12
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019, or

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

There were 25,550,886.642 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 12, 2019.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,459,626	$2,641,746
Accounted for using the direct financing method	41,920	42,000
Investment in rental property, net	3,501,546	2,683,746
Cash and cash equivalents	14,008	18,612
Accrued rental income	81,251	69,247
Tenant and other receivables, net	861	1,026
Prepaid expenses and other assets	34,594	4,316
Interest rate swap, assets	1,120	17,633
Intangible lease assets, net	342,478	286,258
Debt issuance costs – unsecured revolver, net	2,679	2,261
Leasing fees, net	13,251	13,698
Total assets	$3,991,788	$3,096,797

Liabilities and equity
Unsecured revolver	$303,300	$141,100
Mortgages and notes payable, net	112,562	78,952
Unsecured term notes, net	1,671,511	1,225,773
Interest rate swap, liabilities	37,489	1,820
Accounts payable and other liabilities	34,008	24,394
Due to related parties	433	114
Accrued interest payable	9,482	9,777
Intangible lease liabilities, net	94,503	85,947
Total liabilities	2,263,288	1,567,877

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 25,482 and 22,014 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25	22
Additional paid-in capital	1,852,038	1,557,421
Cumulative distributions in excess of retained earnings	(194,790)	(155,150)
Accumulated other comprehensive (loss) income	(33,911)	14,806
Total Broadstone Net Lease, Inc. stockholders’ equity	1,623,362	1,417,099
Non-controlling interests	105,138	111,821
Total equity	1,728,500	1,528,920
Total liabilities and equity	$3,991,788	$3,096,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenues	$76,401	$61,764	$213,884	$174,385

Operating expenses
Depreciation and amortization	28,392	21,869	77,989	61,303
Asset management fees	5,610	4,663	16,048	13,119
Property management fees	2,098	1,680	5,918	4,792
Property and operating expense	3,855	2,777	11,497	7,926
General and administrative	1,315	1,664	3,807	4,451
State, franchise and foreign tax	405	58	1,153	811
Provision for impairment of investment in rental properties	2,435	2,061	3,452	2,061
Total operating expenses	44,110	34,772	119,864	94,463

Other income (expenses)
Preferred distribution income	—	65	—	440
Interest income	5	16	6	178
Interest expense	(18,465)	(14,484)	(51,025)	(38,115)
Cost of debt extinguishment	(455)	(50)	(1,176)	(101)
Gain on sale of real estate	12,585	2,025	16,772	9,620
Gain on sale of investment in related party	—	8,500	—	8,500
Internalization expenses	(923)	—	(1,195)	—
Net income	25,038	23,064	57,402	60,444
Net income attributable to non-controlling interests	(1,650)	(1,797)	(3,942)	(4,631)
Net income attributable to Broadstone Net Lease, Inc.	$23,388	$21,267	$53,460	$55,813

Weighted average number of common shares outstanding
Basic	24,642	20,554	23,394	19,850
Diluted	26,379	22,291	25,131	21,496
Net earnings per common share
Basic and diluted	$0.95	$1.03	$2.28	$2.81

Comprehensive income
Net income	$25,038	$23,064	$57,402	$60,444
Other comprehensive income
Change in fair value of interest rate swaps	(16,380)	6,299	(52,182)	30,296
Realized gain on interest rate swaps	(41)	(4)	(163)	(4)
Comprehensive income	8,617	29,359	5,057	90,736
Comprehensive income attributable to non-controlling interests	(557)	(2,288)	(315)	(6,931)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$8,060	$27,071	$4,742	$83,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
Balance, January 1, 2019	$22	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920
Net income	—	—	—	13,938	—	1,084	15,022
Issuance of 883 shares of common stock	1	75,099	(225)	—	—	—	74,875
Other offering costs	—	(300)	—	—	—	—	(300)
Distributions declared ($0.43 per share January 2019, $0.44 per share February through March 2019)	—	—	—	(29,635)	—	(2,348)	(31,983)
Change in fair value of interest rate swap agreements	—	—	—	—	(11,713)	(911)	(12,624)
Realized gain on interest rate swap agreements	—	—	—	—	(75)	(6)	(81)
Redemption of 21 shares of common stock	—	(1,803)	—	—	—	—	(1,803)
Balance, March 31, 2019	$23	$1,630,417	$(225)	$(170,847)	$3,018	$109,640	$1,572,026
Net income	—	—	—	16,134	—	1,208	17,342
Issuance of 892 shares of common stock	1	76,004	225	—	—	—	76,230
Other offering costs	—	(300)	—	—	—	—	(300)
Distributions declared ($0.44 per share April through June 2019)	—	—	—	(30,934)	—	(2,297)	(33,231)
Change in fair value of interest rate swap agreements	—	—	—	—	(21,564)	(1,614)	(23,178)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(3)	(41)
Redemption of 38 shares of common stock	—	(3,210)	—	—	—	—	(3,210)
Balance, June 30, 2019	$24	$1,702,911	$—	$(185,647)	$(18,584)	$106,934	$1,605,638
Net income	—	—	—	23,388	—	1,650	25,038
Issuance of 1,840 shares of common stock	1	157,191	—	—	—	—	157,192
Other offering costs	—	(703)	—	—	—	—	(703)
Distributions declared ($0.44 per share July through September 2019)	—	—	—	(32,531)	—	(2,352)	(34,883)
Change in fair value of interest rate swap agreements	—	—	—	—	(15,288)	(1,092)	(16,380)
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Redemption of 88 shares of common stock	—	(7,361)	—	—	—	—	(7,361)
Balance, September 30, 2019	$25	$1,852,038	$—	$(194,790)	$(33,911)	$105,138	$1,728,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity – (continued)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
Balance, January 1, 2018	$19	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201
Net income	—	—	—	17,573	—	1,422	18,995
Issuance of 710 shares of common stock	1	57,154	(129)	—	—	—	57,026
Other offering costs	—	(224)	—	—	—	—	(224)
Distributions declared ($0.415 per share January 2018, $0.43 per share February through March 2018)	—	—	—	(24,476)	—	(2,472)	(26,948)
Change in fair value of interest rate swap agreements	—	—	—	—	15,685	1,270	16,955
Conversion of eight membership units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 46 shares of common stock	—	(3,577)	—	—	—	—	(3,577)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Balance, March 31, 2018	$20	$1,355,268	$(144)	$(127,183)	$20,807	$96,912	$1,345,680
Net income	—	—	—	16,974	—	1,412	18,386
Issuance of 695 shares of common stock	—	56,886	(356)	—	—	—	56,530
Other offering costs	—	(301)	—	—	—	—	(301)
Issuance of 194 membership units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.43 per share April through June 2018)	—	—	—	(25,620)	—	(2,383)	(28,003)
Change in fair value of interest rate swap agreements	—	—	—	—	6,503	539	7,042
Redemption of 28 shares of common stock	—	(2,312)	—	—	—	—	(2,312)
Balance, June 30, 2018	$20	$1,409,541	$(500)	$(135,829)	$27,310	$112,277	$1,412,819
Net income	—	—	—	21,267	—	1,797	23,064
Issuance of 870 shares of common stock	1	72,770	(1,190)	—	—	—	71,581
Other offering costs	—	(297)	—	—	—	—	(297)
Distributions declared ($0.43 per share July through September 2018)	—	—	—	(26,555)	—	(1,861)	(28,416)
Change in fair value of interest rate swap agreements	—	—	—	—	5,807	492	6,299
Realized gain on interest rate swap agreements	—	—	—	—	(3)	(1)	(4)
Redemption of 32 shares of common stock	—	(2,675)	—	—	—	—	(2,675)
Balance, September 30, 2018	$21	$1,479,339	$(1,690)	$(141,117)	$33,114	$112,704	$1,482,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2019	2018
Operating activities
Net income	$57,402	$60,444
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	75,661	61,515
Provision for impairment on investment in rental properties	3,452	2,061
Amortization of debt issuance costs charged to interest expense	1,655	1,303
Straight-line rent and financing lease adjustments	(15,882)	(15,640)
Cost of debt extinguishment	1,176	101
Gain on sale of real estate	(16,772)	(9,620)
Settlement of interest rate swap	—	760
Gain on sale of investment in related party	—	(8,500)
Leasing fees paid	(747)	(1,325)
Other non-cash items	277	468
Changes in assets and liabilities:
Tenant and other receivables	165	(65)
Prepaid expenses and other assets	(393)	(799)
Accounts payable and other liabilities	5,234	(893)
Accrued interest payable	(295)	3,707
Net cash provided by operating activities	110,933	93,517

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $49,782 and $20,845 in 2019 and 2018, respectively	(957,820)	(329,664)
Acquisition of rental property accounted for using the direct financing method	—	(430)
Capital expenditures and improvements	(4,044)	(4,326)
Proceeds from sale of investment in related party	—	18,500
Proceeds from disposition of rental property, net	90,137	41,330
Change in deposits on investments in rental property	1,500	—
Net cash used in investing activities	(870,227)	(274,590)

Financing activities
Proceeds from issuance of common stock, net	260,475	146,791
Redemptions of common stock	(12,374)	(8,564)
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $49,782 and $20,845 in 2019 and 2018, respectively	750,000	415,000
Principal payments on mortgages, notes payable and unsecured term notes	(316,191)	(33,930)
Borrowings on unsecured revolver	389,100	189,500
Repayments on unsecured revolver	(226,900)	(462,500)
Cash distributions paid to stockholders	(45,219)	(38,410)
Cash distributions paid to non-controlling interests	(6,980)	(6,630)
Debt issuance and extinguishment costs paid	(7,491)	(2,255)
Net cash provided by financing activities	784,420	199,002
Net increase in cash and cash equivalents and restricted cash	25,126	17,929
Cash and cash equivalents and restricted cash at beginning of period	18,989	10,099
Cash and cash equivalents and restricted cash at end of period	$44,115	$28,028

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$18,612	$9,355
Restricted cash at beginning of period	377	744
Cash and cash equivalents and restricted cash at beginning of period	$18,989	$10,099

Cash and cash equivalents at end of period	$14,008	$17,301
Restricted cash at end of period	30,107	10,727
Cash and cash equivalents and restricted cash at end of period	$44,115	$28,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases properties to retail, healthcare, industrial, office, and other commercial businesses under long-term lease agreements. At September 30, 2019, the Corporation owned a diversified portfolio of 662 individual net leased commercial properties located in 42 states throughout the continental United States and in British Columbia, Canada.

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

Percentage of shares owned by	September 30, 2019	December 31, 2018
Corporation	93.6%	92.7%
Non-controlling interests	6.4%	7.3%
	100.0%	100.0%

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s (as defined below) affairs. The Corporation is currently externally managed and its Board of Directors has retained the Corporation’s sponsor, Broadstone Real Estate, LLC (the “Manager”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy, and to provide certain property management services for the Corporation’s properties, subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager is a wholly owned subsidiary of the Manager and all of the Corporation’s officers are employees of the Manager. Accordingly, both the Manager and the Asset Manager are related parties of the Company. Refer to Note 3 for further discussion concerning related parties and related party transactions.

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

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation has complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Company. Based on consolidation guidance, the Corporation has concluded that the Operating Company is a VIE as the members in the Operating Company do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the Operating Company. However, as the Corporation holds the majority voting interest in the Operating Company, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

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

During the three and nine months ended September 30, 2019, the Company recorded impairment charges of $2,435  and $3,452, respectively. During the three and nine months ended September 30, 2018, the Company recorded impairment charges of $2,061. Impairment indicators were identified due to concerns over the tenant’s future viability, property vacancies, and changes to the overall investment strategy for the real estate assets. The amount of the impairment charges were based on management’s consideration of the factors detailed above. In determining the fair value of the impaired assets at September 30, 2019 and March 31, 2019, the measurement dates, the Company utilized a capitalization rate of 14.58%, a weighted average discount rate of 8.00%, and a weighted average price per square foot of $226. In determining the fair value of the impaired assets at September 30, 2018, the measurement date, the Company utilized capitalization rates ranging from 7.50% to 10.00%, and a weighted average discount rate of 8.00%.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Rent received in advance	$10,694	$7,832

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

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 10):

	September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$1,120	$—	$1,120	$—
Interest rate swap, liabilities	(37,489)	—	(37,489)	—
	$(36,369)	$—	$(36,369)	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$17,633	$—	$17,633	$—
Interest rate swap, liabilities	(1,820)	—	(1,820)	—
	$15,813	$—	$15,813	$—

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolver:

(in thousands)	September 30, 2019	December 31, 2018
Carrying amount	$2,096,235	$1,450,551
Fair value	2,180,100	1,439,264

As disclosed under Long-lived Asset Impairment elsewhere in Note 2, the Company’s non-recurring fair value measurements consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

In accordance with ASC 842, the Company records right-of-use assets and lease liabilities associated with leases of land where it is the lessee under non-cancelable operating leases (“ground leases”). The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. As allowed under ASC 842, the Company has made an accounting policy election, applicable to all asset types, to not separate lease from nonlease components when allocating contract consideration related to ground leases.

Right-of-use assets and lease liabilities associated with ground leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 30,
(in thousands)	Financial Statement Presentation	2019
Right-of-use assets	Prepaid expenses and other assets	$1,654
Lease liabilities	Accounts payable and other liabilities	1,246

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

Rental Expense

Rental expense associated with ground leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. Under the provisions of ASC 842, the difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying September 30, 2019 Condensed Consolidated Balance Sheet. Prior to the adoption of ASC 842, at December 31, 2018, this difference was recorded as a deferred liability and was included as a component of Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets is considered probable. Rental expense is included in Property and operating expenses on the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

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

ASC 842 requires all income from leases to be presented as a single line item, rather than the prior presentation where rental income from leases was shown separately from amounts billed and collected as reimbursements from tenants on the Condensed Consolidated Statements of Income and Comprehensive Income. In addition, bad debt expense is required to be recorded as an adjustment to Lease revenues, rather than recorded within Operating expenses on the Condensed Consolidated Statements of Income and Comprehensive Income, as had previously been the case.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments which clarifies and improves guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The Company will assess the impact of the changes to Topic 326 in connection with its adoption of ASU 2018-13 discussed above. The provisions of ASU 2019-04 relating to Topics 815 and 825 are effective on January 1, 2020. The Company is currently evaluating the impact of adopting ASU 2019-04, but does not anticipate that it will have a material impact on its financial statements.

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

As originally reported	For the three months ended	For the nine months ended
(in thousands)	September 30, 2018	September 30, 2018
Revenues
Rental income from operating leases	$58,189	$163,611
Earned income from direct financing leases	1,017	2,936
Operating expenses reimbursed from tenants	2,529	7,764
Other income from real estate transactions	29	74
Total revenues	$61,764	$174,385

As revised	For the three months ended	For the nine months ended
(in thousands)	September 30, 2018	September 30, 2018
Revenues
Lease revenues	$61,764	$174,385

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

The Company reclassified Restricted cash of $377 and Tenant and capital reserves of $1,136 to Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets at December 31, 2018, to conform with the current period presentation. Additionally, Tenant improvement allowances of $2,125 were reclassified to Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets at December 31, 2018, to conform with the current presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be subject to a termination fee equal to three times the Management Fees, as defined in the Property Management Agreement, to which the Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at September 30, 2019, if the Property Management Agreement had been terminated at September 30, 2019, subject to the conditions noted above, the termination fee would have been $22,965.

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

If the Corporation terminates the agreement prior to any renewal term or in any manner described above, other than termination by the Corporation for Cause, the Corporation will be required to pay to the Asset Manager a termination fee equal to three times the Asset Management Fee to which the Asset Manager was entitled during the 12-month period immediately preceding the date of such termination. Although not terminable at September 30, 2019, if the Asset Management Agreement had been terminated at September 30, 2019, subject to the conditions noted above, the termination fee would have been $63,306.

Total fees incurred under the Property Management Agreement and Asset Management Agreement are as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Type of Fee	Financial Statement Presentation	2019	2018	2019	2018
Asset management fee	Asset management fees	$5,610	$4,663	$16,048	$13,119
Property management fee	Property management fees	2,098	1,680	5,918	4,792
Total management fee expense		7,708	6,343	21,966	17,911

Marketing fee (offering costs)	Additional paid-in capital	703	297	1,303	822
Acquisition fee	Capitalized as a component of assets acquired	7,932	1,105	9,937	3,491
Leasing fee	Leasing fees, net	312	148	747	1,325
Disposition fee	Gain on sale of real estate	596	116	947	439
Total management fees		$17,251	$8,009	$34,900	$23,988

Included in Due to related parties on the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, are $433 and $114 of unpaid management fees, respectively. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

4. Acquisitions

The Company closed on the following acquisitions during the nine months ended September 30, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
April 30, 2019	Other	1	76,000	(a)
May 21, 2019	Retail	2	6,500
May 31, 2019	Retail	1	3,192
June 7, 2019	Other	1	30,589
June 26, 2019	Industrial	2	11,180
July 15, 2019	Retail	1	3,214
July 15, 2019	Industrial	1	11,330
July 31, 2019	Healthcare	5	27,277
August 27, 2019	Industrial	1	4,404
August 29, 2019	Industrial/Office/Other	23	735,740
September 17, 2019	Industrial	1	11,185
		66	$993,689	(b)

(a)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $49,782 with an interest rate of 4.92% and a maturity date of February 2028 (see Note 9).
(b)	Acquisition price does not include capitalized acquisition costs of $16,647.

The Company closed on the following acquisitions during the nine months ended September 30, 2018:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(c)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433
July 12, 2018	Industrial	1	11,212
July 17, 2018	Retail	5	14,845
July 17, 2018	Office	1	34,670
August 6, 2018	Industrial	2	4,802
August 10, 2018	Retail	20	44,977
		70	$365,289	(d)

(c)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate of 4.36% and a maturity date of August 2025 (see Note 9).
(d)	Acquisition price does not include capitalized acquisition costs of $8,019.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed acquisitions:

	For the nine months ended September 30,
(in thousands)	2019	2018
Land	$155,434	$47,930
Land improvements	44,929	20,815
Buildings and other improvements	745,116	271,696
Equipment	—	2,891
Acquired in-place leases(e)	77,868	36,342
Acquired above-market leases(f)	2,800	3,347
Acquired below-market leases(g)	(15,811)	(10,143)
Direct financing investments	—	430
Mortgages payable	(49,782)	(20,845)
	$960,554	$352,463

(e)	The weighted average amortization period for acquired in-place leases is 13 years and 14 years for acquisitions completed during the nine months ended September 30, 2019 and 2018, respectively.
(f)	The weighted average amortization period for acquired above-market leases is 18 years and 15 years for acquisitions completed during the nine months ended September 30, 2019 and 2018, respectively.
(g)	The weighted average amortization period for acquired below-market leases is 10 years and 13 years for acquisitions completed during the nine months ended September 30, 2019 and 2018, respectively.

The above acquisitions were funded using a combination of available cash on hand, borrowings under the Company’s unsecured revolving line of credit and unsecured term loan agreements, and proceeds from equity issuances. All acquisitions closed during the nine months ended September 30, 2019 and 2018, qualified as asset acquisitions and, as such, acquisition costs were capitalized.

Subsequent to September 30, 2019, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
October 31, 2019	Retail/Healthcare	3	$12,922
November 7, 2019	Retail	1	3,142
		4	$16,064

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to September 30, 2019; however, it expects the acquisitions to qualify as asset acquisitions and that the purchase price of these properties will primarily be allocated to land, land improvements, building and acquired lease intangibles.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of properties)	2019	2018	2019	2018
Number of properties disposed	16	4	25	15
Aggregate sale price	$59,691	$11,609	$94,791	$43,951
Aggregate carrying value	(43,920)	(9,016)	(73,365)	(31,710)
Additional sales expenses	(3,186)	(568)	(4,654)	(2,621)
Gain on sale of real estate	$12,585	$2,025	$16,772	$9,620

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the retail, healthcare, manufacturing, office and other industries. At September 30, 2019, the Company had 642 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options subject to generally the same terms and conditions as the initial lease. None of the Company’s leases contain purchase options.

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

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Land	$551,903	$411,043
Land improvements	279,629	239,701
Buildings and improvements	2,871,761	2,186,499
Equipment	11,492	11,492
	3,714,785	2,848,735
Less accumulated depreciation	(255,159)	(206,989)
	$3,459,626	$2,641,746

Depreciation expense on investment in rental property was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Depreciation	$21,843	$17,196	$60,128	$48,345

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$72,718
2020	294,220
2021	298,899
2022	301,996
2023	304,828
Thereafter	2,562,223
$3,834,884

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases is comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Undiscounted estimated lease payments to be received	$73,775	$76,829
Estimated unguaranteed residual values	20,358	20,358
Unearned income	(52,213)	(55,187)
Net investment in direct financing leases	$41,920	$42,000

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$1,022
2020	4,194
2021	4,283
2022	4,369
2023	4,456
Thereafter	55,451
$73,775

The above rental receipts do not include future lease payments for renewal periods, potential variable Consumer Price Index rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Contractual rental amounts billed for operating leases	$65,579	$184,292
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,575	16,015
Adjustment to revenue recognized for uncollectible rental amounts billed	—	(440)
Total operating lease rental revenues	71,154	199,867
Earned income from direct financing leases	1,005	3,014
Operating expenses billed to tenants	3,811	10,572
Other income from real estate transactions	431	431
Total lease revenues	$76,401	$213,884

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	September 30, 2019	December 31, 2018
Lease intangibles:
Acquired above-market leases	$64,931	$64,164
Less accumulated amortization	(17,275)	(14,740)
Acquired above-market leases, net	47,656	49,424
Acquired in-place leases	351,720	277,659
Less accumulated amortization	(56,898)	(40,825)
Acquired in-place leases, net	294,822	236,834
Total intangible lease assets, net	$342,478	$286,258
Acquired below-market leases	$114,316	$101,602
Less accumulated amortization	(19,813)	(15,655)
Intangible lease liabilities, net	$94,503	$85,947
Leasing fees	$17,316	$17,274
Less accumulated amortization	(4,065)	(3,576)
Leasing fees, net	$13,251	$13,698

Amortization for intangible lease assets and liabilities is as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Intangible	Financial Statement Presentation	2019	2018	2019	2018
Acquired in-place leases and leasing fees	Depreciation and amortization	$6,549	$4,673	$17,861	$12,958
Above-market and below-market leases	Increase (decrease) to lease revenues	875	255	2,335	(212)

Estimated future amortization of intangible assets and liabilities at September 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$6,113
2020	24,267
2021	23,856
2022	23,241
2023	22,862
Thereafter	160,887
$261,226

8. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2019	December 31, 2018	Interest Rate(d)	Maturity Date
2019 Unsecured Term Loan(a)	$—	$300,000	one-month LIBOR + 1.40%	Feb. 2020(g)
2020 Unsecured Term Loan(a)	300,000	—	one-month LIBOR + 1.25%	Aug. 2020(h)
Unsecured Revolving Credit and Term Loan Agreement(a)
Revolver(b)	303,300	141,100	one-month LIBOR + 1.20%(e)	Jan. 2022
2023 Unsecured Term Loan	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.25%(f)	Jun. 2024
	758,300	596,100
2026 Unsecured Term Loan(a)	450,000	—	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,983,300	1,371,100
Debt issuance costs, net(c)	(8,489)	(4,227)
	$1,974,811	$1,366,873
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At December 31, 2018, the Company had an outstanding balance of $15,000 on the swingline loan feature of the Revolver, due within five business days.  On January 2, 2019, the balance became a part of the Revolver and matures in January 2022.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At September 30, 2019 and December 31, 2018, one-month LIBOR was 2.09% and 2.35%, respectively.
(e)	At December 31, 2018, the swingline loan balance of $15,000 bore interest at 5.45% and the remaining Revolver balance of $126,100 bore interest at one-month LIBOR plus 1.20%.
(f)

On July 1, 2019, the Company amended the 2024 Unsecured Term Loan agreement to reduce the variable rate margin from a range of 1.50% to 2.45% to a range of 0.85% to 1.65%. Prior to the amendment, at December 31, 2018, the applicable margin on the 2024 Unsecured Term Loan was 1.90%.

(g)

In January 2019 the Company exercised the first of two extension options, extending the maturity date of the loan from February 2019 to February 2020. The loan was subsequently repaid in full on February 27, 2019 in connection with entering into the 2026 Unsecured Term Loan.

(h)	The 2020 Unsecured Term Loan allows two six-month extensions, at the Company’s option, subject to payment of a fee equal to 0.05% of the outstanding principal balance at the time of extension.

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Operating Company’s credit rating. Based on the Operating Company’s current credit rating of Baa3, the applicable margin under the 2026 Unsecured Term Loan is 1.85%. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2019 Unsecured Term Loan in full. The remaining $150,000 commitment was drawn on August 27, 2019 and used to fund acquisitions.

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

On July 1, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement. Prior to the amendment, the borrowings under the 2024 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on the Operating Company’s credit rating ranging between 1.50% and 2.45% per annum with the applicable margin being 1.90% at December 31, 2018. The amendment reduced the margin to a range between 0.85% and 1.65% per annum and based on the Operating Company’s current credit rating of Baa3, the applicable margin is 1.25% beginning on July 1, 2019. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained materially the same as those in effect prior to this amendment.

On August 2, 2019, the Company entered into a $300,000 term loan agreement (the “2020 Unsecured Term Loan”) with JP Morgan Chase Bank, N.A. as administrative agent. The 2020 Unsecured Term Loan was subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. The entire amount of $300,000 was funded on August 28, 2019 and used to fund acquisitions. Borrowings under the 2020 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Operating Company’s credit rating between 0.85% and 1.65% per annum. Based on the Operating Company’s current credit rating of Baa3, the applicable margin is 1.25%.

At September 30, 2019, the weighted average interest rate on all outstanding borrowings was 3.89%. In addition, the Revolver is subject to a facility fee of 0.25% per annum.

For the three and nine months ended September 30, 2019, the Company paid $1,281 and $6,510, respectively, in debt issuance costs associated with the 2020 Unsecured Term Loan, the 2026 Unsecured Term Loan and the amended Unsecured Revolving Credit and Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. Based on this assessment, $1,275 and $6,504 of the debt issuance costs incurred in the three and nine months ended September 30, 2019, respectively, were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $6 of the debt issuance costs incurred in the three and nine months ended September 30, 2019, were deemed to be related to the extinguishment of debt and were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. Additionally, $113 and $328 of unamortized debt issuance costs were expensed in the three and nine months ended September 30, 2019, respectively, and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Debt issuance costs amortization	$611	$477	$1,761	$1,410

9. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	September 30,	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2019	2018
(1)	Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$49,340	$—	(a) (b) (c) (n)
(2)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	20,409	20,674	(a) (b) (c) (m)
(3)	PNC Bank	Oct-16	Nov-26	3.62%	17,980	18,260	(b) (c)
(4)	Sun Life	Mar-12	Oct-21	5.13%	10,990	11,288	(b) (g)
(5)	Aegon	Apr-12	Oct-23	6.38%	7,968	8,496	(b) (h)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,949	5,051	(b) (d) (i) (j)
(7)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	549	563	(b) (c) (d) (f)
(9)	Symetra Financial	Nov-17	Oct-26	3.65%	—	6,467	(a) (b) (k) (l)
(10)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	—	1,459	(b) (c) (d)
(11)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	—	4,692	(b) (e)
(12)	Standard Insurance Co.	Apr-09	May-34	6.88%	—	1,751	(b) (c)
					112,935	79,451
	Debt issuance costs, net				(373)	(499)
					$112,562	$78,952
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or Operating Company pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the Operating Company.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt is guaranteed by a third party.
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

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 10.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate will be adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(n)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At September 30, 2019, investment in rental property of $179,769 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

(in thousands, except number of mortgages)	For the nine months ended September 30, 2019	For the year ended December 31, 2018
Number of mortgages	4	2
Outstanding balance of mortgages	$13,905	$6,666

The following table summarizes the cost of mortgage extinguishment:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of mortgage extinguishment	$336	$50	$842	$101

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 8) at September 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$784
2020	303,210
2021	18,028
2022	306,230
2023	273,356
Thereafter	1,194,627
$2,096,235

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	September 30, 2019	December 31, 2018
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,389)	$(411)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	421	2,702
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(694)	769
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(1,333)	222
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(833)	915
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(1,643)	1,130
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(662)	132
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(1,058)	—
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,905)	355
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(1,502)	—
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	133	605
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(165)	727
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(1,515)	930
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(1,243)	(189)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	118	2,877
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,932)	345
M&T Bank	August 2021	1.02%	one-month LIBOR	4,948	42	177	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(1,031)	(362)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,284)	(254)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(104)	271
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	199	1,484
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(1,562)	—
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(1,383)	—
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	(745)	554
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(1,181)	382
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	(934)	728
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(1,474)	299
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	(915)	903
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(1,395)	—
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	207	—
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(385)	59
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(994)	(222)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(2,427)	(382)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(5,801)	1,067
					$(36,369)	$15,813

(a)	Notional amount at December 31, 2018 was $5,051.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements are as follows:

		Reclassification from		Total Interest Expense
	Amount of (Loss) Gain	Accumulated Other		Presented in the
	Recognized in	Comprehensive (Loss) Income		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the three months ended September 30,	Comprehensive (Loss) Income	Location	Gain (Loss)	Income
2019	$(16,380)	Interest expense	$387	$18,465
2018	6,299	Interest expense	(20)	14,484

		Reclassification from		Total Interest Expense
	Amount of (Loss) Gain	Accumulated Other		Presented in the
	Recognized in	Comprehensive (Loss) Income		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the nine months ended September 30,	Comprehensive (Loss) Income	Location	Gain (Loss)	Income
2019	$(52,182)	Interest expense	$2,001	$51,025
2018	30,296	Interest expense	(1,287)	38,115

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive (loss) income to Interest expense during the next twelve months are estimated to be a loss of $3,688. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

11. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for membership interests in the Operating Company. Properties contributed as part of UPREIT transactions were valued at $15,797 during the nine months ended September 30, 2018, which represents the estimated fair value of the properties contributed, less any assumed debt. There were no UPREIT transactions during the three and nine months ended September 30, 2019.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2019. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company’s rental property is managed by the Manager and the Asset Manager as described in Note 3. Management fees paid to the Manager and Asset Manager represent 17% and 20% of total operating expenses for the three months ended September 30, 2019 and 2018, respectively, and 18% and 19% of total operating expenses for the nine months ended September 30, 2019 and 2018, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). The Company has mortgages and notes payable with three institutions that comprise 62%, 16%, and 10% of total mortgages and notes payable at September 30, 2019. The Company has mortgages and notes payable with four institutions that comprise 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. For the three and nine months ended September 30, 2019 and 2018, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

Share Redemption Program

The following table summarizes redemptions under the Share Redemption Program:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of redemptions)	2019	2018	2019	2018
Number of redemptions requested	20	11	49	33
Number of shares	88	32	147	106
Aggregate redemption price	$7,361	$2,675	$12,374	$8,564

Distribution Reinvestment Plan

The Corporation has adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of membership units in the Operating Company (other than the Corporation), may elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions will be reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation may amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment. The Corporation may terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. At September 30, 2019 and December 31, 2018, a total of 2,797 and 2,233 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2019	2018	2019	2018
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$23,388	$21,267	$53,460	$55,813
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$23,388	$21,267	$53,460	$55,813
Net earnings attributable to non-controlling interests	1,650	1,797	3,942	4,631
	$25,038	$23,064	$57,402	$60,444

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	24,642	20,554	23,394	19,850
Effects of convertible membership units	1,737	1,737	1,737	1,646
Weighted average number of common shares outstanding used in diluted earnings per share	26,379	22,291	25,131	21,496
Basic and diluted net earnings per common share	$0.95	$1.03	$2.28	$2.81

In the table above, outstanding membership units are included in the diluted earnings per share calculation. However, because such membership units would also require that the share of the Operating Company income attributable to such membership units (which are currently presented as non-controlling interest) also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $49,828 and $33,108 for the nine months ended September 30, 2019 and 2018, respectively.  Cash paid for state income, franchise and foreign taxes was $809 and $307 for the nine months ended September 30, 2019 and 2018, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the nine months ended September 30, 2019 and 2018, the Corporation issued 550 and 458 shares, respectively, of common stock with a value of approximately $46,084 and $37,055, respectively, under the terms of the DRIP (see Note 13).

•

During the nine months ended September 30, 2018, the Company issued 194 membership units of the Operating Company in exchange for property contributed in UPREIT transactions valued at $15,797 (see Note 11).

•

During the nine months ended September 30, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At September 30, 2019 and 2018, dividend amounts declared and accrued but not yet paid amounted to $11,932 and $9,722, respectively.
•

Upon adoption of ASC 842 on January 1, 2019, described in Note 2, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee. The right-of-use asset was recorded net of a straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

•

In connection with real estate transactions conducted during the nine months ended September 30, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets.

•

In connection with real estate transactions conducted during the nine months ended September 30, 2019, the Company assumed tenant improvement allowances of $2,517 in exchange for a reduction to the cash paid to acquire the associated real estate assets.

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

As part of acquisitions closed during the nine months ended September 30, 2019, the company assumed three lease agreements that provided for a total of $2,517 in tenant improvement allowances.

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2019	December 31, 2018
Tenant improvement allowances	$3,664	$2,125

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

The following table summarizes the total lease costs associated with these leases, reported as a component of Property and operating expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Operating lease costs	$35	$23	$105	$26
Variable lease costs	11	11	34	13
Total lease costs	$46	$34	$139	$39

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Operating lease payments	$27	$20	$127	$23

Estimated future lease payments required under non-cancelable operating leases at September 30, 2019, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2019	$29
2020	120
2021	122
2022	124
2023	125
Thereafter	2,540
Total undiscounted cash flows	3,060
Less imputed interest	(1,814)
Lease liabilities	$1,246

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any variable lease payments associated with percentage rent or changes in the Consumer Price Index that may become due in future periods.

17. Subsequent Events

Through November 12, 2019, the Company has raised $5,789 equivalent to 69 shares of the Corporation’s common stock through the DRIP. Through November 12, 2019, the Company has paid $11,932 in distributions, including dividend reinvestments.

Subsequent to September 30, 2019, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $16,064 of rental property and associated intangible assets and liabilities.  Through November 12, 2019, the Company sold five properties with an aggregate carrying value of $10,922 for total proceeds of $13,731. The Company incurred additional expenses related to the sales of approximately $745, resulting in a gain on sale of real estate of approximately $2,064.

On October 31, 2019, the Board of Directors declared a distribution of $0.44 per share on the Corporation’s common stock and approved a distribution of $0.44 per membership unit of the Operating Company for monthly distributions through January 2020. The distributions are payable on or prior to the 15th day of the following month to stockholders and unit holders of record on the record date, which is generally the next-to-the-last business day of the prior month. In addition, the IDC determined the share value for the Corporation’s common stock to be $85.00 per share for the period from November 1, 2019 through January 31, 2020.

Subsequent to September 30, 2019, the Operating Company paid off borrowings on the Revolver in the aggregate amount of $6,000.

Internalization

On November 11, 2019, the Company entered into a definitive merger agreement (the “Merger Agreement”) with the Manager and other parties providing for the internalization of the external management functions currently performed for the Company by the Manager (the “Internalization”). Upon consummation of the Internalization, the Company’s current management team and corporate staff, who are currently employed by the Manager, will become employed by an indirect subsidiary of the Company, and the Company will become internally managed. Subject to the satisfaction of specified closing conditions, the Internalization is scheduled to close during the first quarter of 2020. The Internalization is not considered a termination event under the Property Management Agreement and the Asset Management Agreement (see Note 3). The Property Management Agreement and Asset Management Agreement, however, will be terminated upon closing of the Internalization, but no fees will be payable under them as a result of that termination. The Internalization will consist of the acquisition of the Manager through a series of mergers pursuant to the Merger Agreement.

The consideration paid pursuant to the Merger Agreement will consist of (i) base consideration of approximately $206 million plus assumption of debt of approximately $94 million, payable upon closing and (ii) additional consideration of up to $75 million payable in four tranches of $10 million, $15 million, $25 million, and $25 million if certain milestones related to either (a) the dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an initial public offering of the Company’s common stock (“IPO”), or (b) the Company’s adjusted funds from operations (“AFFO”) per share, prior to the completion of an IPO, are achieved during specified periods of time following the closing of the Internalization (the

“Earnout Periods”). The consideration will consist of a combination of cash, shares of the Company’s common stock, and Operating Company membership units, at the election of the owners of the Manager.

The earnout tranches, applicable VWAP of a REIT Share and AFFO per share, and the applicable Earnout Periods are as follows:

	If the Company has completed an IPO		If the Company has not completed an IPO
Earnout Tranche	VWAP of a REIT Share	Applicable Earnout Period	AFFO per Share	Applicable Earnout Period
$10 million	$90.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.85	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$15 million	$95.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.95	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$25 million	$97.50	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.30	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
$25 million	$100.00	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.70	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

Upon closing of the Internalization, the Company’s existing management team, who are currently employees of the Manager, including the Company’s current executive officers, will become employees of the Company, providing a seamless transition and clarity as to future senior leadership. Each of Christopher J. Czarnecki, Ryan M. Albano, John D. Moragne, and Sean T. Cutt are expected to terminate their employment with the Manager and enter into employment agreements with the Company or its subsidiary to serve as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Investment Officer, respectively.

The Merger Agreement contains customary representations, warranties and covenants. Each party’s obligation to consummate the transactions contemplated by the Merger Agreement is subject to customary closing conditions.

The Merger Agreement does not provide that the completion of an IPO is a condition to the closing of the Internalization. Under the terms of the Merger Agreement, however, if the Company does not complete an IPO by December 31, 2020, then the former owners of the Manager who receive shares of the Company’s common stock and/or membership units of the Operating Company will be granted certain redemption rights as a means to provide additional liquidity in the absence of an IPO.

Prior to closing the Internalization, the Company has agreed to repurchase all of the outstanding shares of Company common stock held by the Manager in exchange for cash at a per share price equal to $85.00, the current Determined Share Value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Form 10-Q, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “Operating Company,” and to their respective subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies, and prospects, both business and financial. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results, or other developments. We caution that forward-looking statements are not guarantees. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “will,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology.

Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different from those expressed or implied in any forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our ability to generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations;
•	our ability to achieve our investment objectives and growth plans;
•	the risk that the Internalization (as defined below) will not be consummated within the anticipated time period or at all;
•	the occurrence of any event or circumstance that could give rise to the termination of the Merger Agreement (as defined below);
•	risks related to disruption of management’s attention from our ongoing business operations due to the pending Internalization;
•	the effect of the announcement of the Internalization on our operating results and business generally;
•	the outcome of any legal proceedings relating to the Internalization;
•	our ability to effectively and efficiently manage the Internalization, if consummated;
•

the risk that we may not realize the anticipated benefits from the Internalization, if consummated, or that such benefits are less than anticipated as a result of unexpected costs or liabilities that may arise from the Internalization;

•	our dependence upon the financial health and performance of the Manager and the Asset Manager and their ability to retain or hire key personnel;
•	conflicts of interest arising out of our relationship with the Manager and its affiliates;
•	changes in general business and economic conditions, fluctuating interest rates, and volatility and uncertainty in the credit markets and broader financial markets;
•	competition in the acquisition and disposition of properties and in the leasing of our properties, which may impact our ability to acquire, dispose of, or lease properties on advantageous terms;

•

risks inherent in investing in real estate, including tenant, geographic, and industry concentrations with respect to our properties, bankruptcies or insolvencies of tenants or from tenant defaults generally, impairments in the value of our real estate assets, the illiquidity of our real estate investments, potential liability relating to environmental matters and potential damages from natural disasters, acts of terrorism, or war;

•	our access to capital and ability to borrow money in sufficient amounts and on favorable terms;
•	our success in our deleveraging efforts;
•	our continued qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and
•	legislative or regulatory changes, including changes to the laws governing the taxation of REITs.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and readers are cautioned not to place undue reliance on any forward-looking statements included herein. All forward-looking statements are made as of the date this Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q for any reason. Important factors that could cause actual results to differ materially from the forward-looking statements are disclosed in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019 (the “Form 10-K”).

Overview

We are currently an externally managed real estate investment trust (“REIT”) formed as a Maryland corporation in 2007 to acquire and hold commercial real estate properties located primarily in the United States, substantially all of which are leased to the properties’ operators under long-term net leases. Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance, repairs, and capital costs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance), but exclude some or all major repairs (e.g., roof, structure, and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability, or only limited ability, to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation, or failure by the landlord to fulfill its obligations under the lease.

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

As of September 30, 2019, we owned a diversified portfolio of 661 individual net leased commercial properties located in 42 U.S. states and one commercial property located in British Columbia, Canada, and comprising approximately 27.5 million rentable square feet of operational space. As of September 30, 2019, all but four of our properties were subject to leases and our properties were 99.7% occupied by 187 different commercial tenants, with no single tenant accounting for more than 2.8% of our contractual rental revenue over the next 12 months (“NTM Rent”).

We operate under the direction of our board of directors, which is responsible for the management and control of our affairs. Our board of directors currently retains Broadstone Real Estate, LLC (the “Manager”) to provide certain property management services for our properties, and Broadstone Asset Management, LLC, a wholly owned subsidiary of the Manager (the “Asset Manager”), to manage our day-to-day affairs and implement our investment strategy, subject to our board of directors’ direction, oversight, and approval.

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

During each of the periods covered by this Form 10-Q, we closed sales of additional shares of our common stock on a monthly basis, subject to an equity cap and queue program for new and additional investments. The cap does not apply to investments made pursuant to our Distribution Reinvestment Plan (“DRIP”) or equity capital received in connection with UPREIT transactions. There is currently no established equity cap. We anticipate reinstating an equity cap once we are comfortably within the leverage range of the Company’s investment grade credit rating. As a result of a pending transaction, we determined that we would not hold an equity closing as of October 31, 2019. The next equity closing will occur on November 29, 2019.

Shares of our common stock are currently being offered in our ongoing private offering at a price equal to a Determined Share Value (as defined below) of $85.00 per share. For the nine months ended September 30, 2019, we sold 3,609,696 shares of our common stock in our private offering, including 563,864 shares of common stock issued pursuant to our DRIP, for total proceeds of approximately $307.9 million. We intend to use substantially all of the net proceeds from our ongoing private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties and for general corporate purposes. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

As of September 30, 2019, there were 25.5 million shares of our common stock issued and outstanding, and 1.7 million non-controlling membership units issued and outstanding.

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Q3 2019 Highlights

For the three months ended September 30, 2019, we:

•	Increased revenues to $76.4 million, representing growth of 23.7% compared to the three months ended September 30, 2018.
•

Generated net income of $25.0 million, representing an increase of $2.0 million, or 8.6%, compared to the three months ended September 30, 2018. Earnings per diluted share was $0.95 for the three months ended September 30, 2019, representing a decrease of $0.08 per diluted share, or 7.8%, compared to the three months ended September 30, 2018.

•

Generated funds from operations (“FFO”) of $43.3 million, representing a decrease of $1.7 million, or 3.8%, compared to the three months ended September 30, 2018. FFO per diluted share was $1.64 for the three months ended September 30, 2019, representing a decrease of $0.38 per diluted share, or 18.8% the three months ended September 30, 2018.

•

Generated adjusted funds from operations (“AFFO”) of $38.8 million, representing an increase of $7.5 million, or 24.0%, compared to the three months ended September 30, 2018. AFFO per diluted share was $1.47 for the three months ended September 30, 2019, representing an increase of $0.07 per diluted share, or 5.0%, compared to the three months ended September 30, 2018.

•

Closed six real estate acquisitions totaling $793.2 million, excluding capitalized acquisition costs, adding 32 new properties with a weighted average initial cash capitalization rate of 6.4%. At the time of acquisition, the properties had a weighted average remaining lease term of 11.5 years and weighted average annual rent increases of 2.1%. These figures include the acquisition on August 29, 2019, of a portfolio of 23 fully leased industrial (warehouse, distribution, manufacturing and cold storage) and office/flex assets (the “industrial and office portfolio”) for $735.7 million, excluding capitalized acquisition costs. The industrial and office portfolio comprises 6.9 million rentable square feet of operational space and is well diversified with 19 different tenants, and properties located in 14 U.S. states and British Columbia, Canada. The acquisition was funded through a combination of proceeds from our ongoing private offering of shares of our common stock, drawing the remaining $150 million commitment available under our 2026 Unsecured Term Loan (as defined below), $300 million from the 2020 Unsecured Term Loan (as defined below), and proceeds from our senior unsecured revolving credit facility.

•

Sold 16 properties, representing 1.6% of our portfolio value as of December 31, 2018, at a weighted average capitalization rate of 6.8%, for net proceeds of $56.5 million, recognizing a gain of $12.6 million above carrying value.

•	Received $157.1 million in investments from new and existing stockholders, including investments made through our DRIP.
•	Collected greater than 99% of rents due during the quarter and, based on rentable square footage, maintained a 99.8% leased portfolio as of September 30, 2019.
•	Amended our credit and term loan agreement to reduce the margin above LIBOR paid on the 2024 Unsecured Term Loan (as defined below) from 1.90% to 1.25%.
•

Entered into a one-year $300 million unsecured delayed-draw term loan agreement (the “2020 Unsecured Term Loan”) with a syndicate of banks and financial institutions. We fully drew on this facility to partially fund the acquisition of the industrial and office portfolio.

Year-to-Date 2019 Highlights

For the nine months ended September 30, 2019, we:

•	Increased revenues to $213.9 million, representing growth of 22.7% compared to the nine months ended September 30, 2018.
•

Generated net income of $57.4 million, representing a decrease of $3.0 million, or 5.0%, compared to the nine months ended September 30, 2018. Earnings per diluted share was $2.28 for the nine months ended September 30, 2019, representing a decrease of $0.53 per diluted share, or 18.9%, compared to the nine months ended September 30, 2018.

•

Generated FFO of $122.1 million, representing an increase of $7.9 million, or 6.9%, compared to the nine months ended September 30, 2018. FFO per diluted share was $4.86 for the nine months ended September 30, 2019, representing a decrease of $0.45 per diluted share, or 8.5%, compared to the nine months ended September 30, 2018.

•

Generated AFFO of $107.6 million, representing an increase of $16.1 million, or 17.6%, compared to the nine months ended September 30, 2018. AFFO per diluted share was $4.28 for the nine months ended September 30, 2019, representing an increase of $0.02 per diluted share, or 0.5%, compared to the nine months ended September 30, 2018.

•

Closed 16 real estate acquisitions totaling $993.7 million, excluding capitalized acquisition costs, adding 66 new properties with a weighted average initial cash capitalization rate of 6.6%. At the time of acquisition, the properties had a weighted average remaining lease term of 12.3 years and weighted average annual rent increases of 2.1%.

•

Sold 25 properties, representing 2.6% of our portfolio value as of December 31, 2018, at a weighted average capitalization rate of 7.0%, for net proceeds of $90.1 million, recognizing a gain of $16.8 million above carrying value.

•	Received $307.9 million in investments from new and existing stockholders, including investments made through our DRIP.

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

Internalization

On November 12, 2019, we issued a press release announcing that we had entered into a definitive agreement (the “Merger Agreement”) to internalize the external management functions (the “Internalization”) currently performed by the Manager. Upon consummation of the Internalization, our current management team and corporate staff, who are currently employed by the Manager, will become employed by an indirect subsidiary of ours, and we will become internally managed. Subject to the satisfaction of specified closing conditions, the Internalization is scheduled to close during the first quarter of 2020. The Merger Agreement does not provide that the completion of an initial public offering (“IPO”) is a condition to the closing of the Internalization. Under the terms of the Merger Agreement, however, if we do not complete an IPO by December 31, 2020, then the former owners of the Manager who receive shares of our common stock and/or membership units of the Operating Company will be granted certain redemption rights as a means to provide additional liquidity in the absence of an IPO.

The consideration paid pursuant to the Merger Agreement will consist of (i) base consideration of approximately $206 million plus assumption of debt of approximately $94 million, payable upon closing and (ii) additional consideration of up to $75 million payable in four tranches of $10 million, $15 million, $25 million, and $25 million if certain milestones related to either (a) the dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO, are achieved during specified periods of time following the closing of the Internalization (“Earnout Periods”). The consideration will consist of a combination of cash, shares of the Company’s common stock, and Operating Company membership units, at the election of the owners of the Manager.

The earnout tranches, applicable VWAP of a REIT Share and AFFO per share, and the applicable Earnout Periods are as follows:

Earnout Tranche	If BNL has completed an IPO		If BNL has not completed an IPO
	VWAP of a REIT Share	Applicable Earnout Period	AFFO per Share	Applicable Earnout Period
$10 million	$90.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.85	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$15 million	$95.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.95	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$25 million	$97.50	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.30	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
$25 million	$100.00	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.70	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.

Potential benefits of the Internalization include:

•

Immediate Cost Savings; Economies of Scale with Growth – Through elimination of the asset, property, and transaction-based fees currently payable under the management agreements with the Manager, and excluding the one-time costs associated with the Internalization, the proposed transaction is expected to result in immediate cost savings and facilitate increasing economies of scale as our equity and asset base grows.

•

Simplified Structure – The proposed Internalization will simplify our structure through the unification of all of our investment activity, corporate operations, and resources under a single, transparent corporate structure, and provide us with the ability to control key functions that are important to the growth of our business. Internalizing management will also mitigate perceived or actual existing conflicts of interest between us and the Manager resulting from the current external management structure.

•

Continuity of Management Team; Brings Comprehensive Team into the Company – Upon closing of the Internalization, our existing management team, who are currently employees of the Manager, including our current executive officers, will become employees of the Company, providing a seamless transition and clarity as to future senior leadership. Each of Christopher J. Czarnecki, Ryan M. Albano, John D. Moragne, and Sean T. Cutt are expected to terminate their employment with the Manager and enter into employment agreements with us or our subsidiary to serve as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Investment Officer, respectively.

Additional information is available in the Current Report on Form 8-K that we filed on November 12, 2019, with the U.S. Securities and Exchange Commission, including a detailed description of the merger agreement and the proposed transaction’s terms, conditions, covenants, and agreements.

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

We acquire freestanding, single-tenant commercial properties primarily located in the United States either directly from our creditworthy tenants in sale-leaseback transactions, where they sell us their properties and simultaneously lease them back through long-term, net leases, or through the purchase of properties already under a net lease (i.e., a lease assumption). Under either scenario, our properties are generally under lease and fully occupied at the time of acquisition. We focus on properties in growth markets with at least ten years of lease term remaining that are expected to achieve financial returns on equity of greater than 9.5%, net of fees, calculated based on the average return recognized across all acquisitions during a calendar year, provided that, with certain exceptions provided for in our Investment Policy, all acquisitions must have a minimum remaining lease term of seven years and a minimum return on equity of 8.5%, net of fees, unless otherwise approved by the Independent Directors Committee. Our criteria for selecting properties are based on the following underwriting principles:

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

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple tenants, industries, and geographic locations. The following charts summarize our portfolio diversification by property type, tenant industry, and geographic location as of September 30, 2019. The percentages below are calculated based on our NTM Rent as of September 30, 2019, divided by total NTM Rent. Late payments, non-payments, or other unscheduled payments are not considered in the calculation. NTM Rent includes the impact of contractual rent escalations.

Property Type, by % of NTM Rent

Other
6.1%
Office
8.5%
Industrial
41.1%
Healthcare
17.9%
Retail
26.4%

Property Type	% NTM Rent
Retail – other	10.5%
Retail – quick service restaurants ("QSR")	8.0%
Retail – casual dining	7.9%
Total Retail	26.4%
Industrial – warehouse/distribution	20.6%
Industrial – manufacturing	11.2%
Industrial – flex	5.5%
Industrial – other	3.8%
Total Industrial	41.1%
Healthcare – clinical	11.7%
Healthcare – surgical	3.2%
Healthcare – other	3.0%
Total Healthcare	17.9%
Office	8.5%
Other	6.1%
Total	100.0%

Tenant Industry, by % of NTM Rent

Industry	% NTM Rent
Restaurants	16.1%
Healthcare Facilities	15.7%
Packaged Foods & Meats	4.4%
Food Distributors	4.3%
Home Furnishing Retail	4.1%
Specialized Consumer Services	3.7%
Auto Parts & Equipment	3.4%
Metal & Glass Containers	3.2%
Healthcare Services	2.6%
Air Freight & Logistics	2.6%
Aerospace & Defense	2.5%
Distributors	2.3%
Electronic Components	2.2%
Industrial Machinery	1.8%
Home Furnishings	1.7%
Top 15 Tenant Industries	70.6%
Other (38 industries)	29.4%
Total	100.0%

Geographic Diversification, by % of NTM Rent

At September 30, 2019, 99.8% of our portfolio’s rentable square footage, representing all but four of our properties, is subject to a lease, substantially all of which are net leases. We do not currently engage in the development of real estate, which could cause a delay in timing between the funds used to invest in properties and the corresponding cash inflows from rental receipts. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments under our long-term leases with our tenants.

Due to the fact that substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for three of our properties, representing less than 1% of our annual rental streams (calculated based on NTM Rent), will expire before 2021. As of September 30, 2019, the weighted average remaining term of our leases (calculated based on NTM Rent) was approximately 11.7 years, excluding renewal options, which are exercisable at the option of our tenants upon expiration of their base lease term. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Furthermore, the weighted average remaining lease term on the $993.7 million in properties acquired during the nine months ended September 30, 2019, was 12.3 years at the time of acquisition. More than 59% of our rental revenue is derived from leases that expire during 2030 and thereafter. As of September 30, 2019, no more than 8.9% of our rental revenue is derived from leases that expire in any single year in the next ten years. The following chart sets forth our lease expirations based upon the terms of our leases in place as of September 30, 2019.

Lease Maturity Schedule, by % of NTM Rent

The following table presents the lease expirations by year, including the number of tenants and properties with leases expiring, the square footage covered by the leases expiring, the NTM Rent, and the percentage of NTM Rent for the leases expiring. Late payments, non-payments, or other unscheduled payments are not considered in the NTM Rent amounts. NTM Rent includes the impact of contractual rent escalations. Amounts are in thousands, except the number of tenants and properties. We did not have any significant lease renewals during the nine months ended September 30, 2019.

Year	Number of Tenants	Number of Properties	Square Footage	NTM Rent	Percentage of NTM Rent
2020	4	3	87	$629	0.2%
2021	7	11	99	1,931	0.6%
2022	5	4	124	3,285	1.1%
2023	12	13	703	6,975	2.3%
2024	13	14	1,672	13,737	4.6%
2025	12	21	693	7,713	2.6%
2026	22	34	1,521	18,551	6.2%
2027	22	32	2,006	23,043	7.8%
2028	24	36	2,715	26,555	8.9%
2029	16	61	2,481	18,527	6.2%
2030 and thereafter	110	429	15,322	176,196	59.3%
Untenanted properties	—	4	51	—	—
Total	247	662	27,474	$297,142	100.0%

Our top tenants and brands by percentage of NTM Rent at September 30, 2019, are listed in the tables below. The percentages of NTM Rent shown are calculated based on the NTM Rent associated with the tenant or brand divided by total NTM Rent.

Top Ten Tenants, by % of NTM Rent

Tenant	Property Type	% NTM Rent	Properties
Art Van Furniture, LLC	Retail	2.8%	10
Red Lobster Hospitality & Red Lobster Restaurants LLC	Retail	2.5%	25
Jack's Family Restaurants LP	Retail	2.0%	36
Axcelis Technologies, Inc.	Other	1.9%	1
Hensley & Company	Industrial	1.9%	3
Outback Steakhouse of Florida LLC (a)	Retail	1.9%	24
Krispy Kreme Doughnut Corporation	Industrial/Retail	1.7%	27
BluePearl Holdings, LLC	Healthcare	1.7%	12
Big Tex Trailer Manufacturing, Inc.	Industrial/Retail/Office	1.6%	17
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Industrial	1.6%	2
Total Top Ten		19.6%	157
All Other		80.4%	505
Total		100.0%	662
(a)	Tenant’s properties include 22 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

Top Ten Brands, by % of NTM Rent

Brand	Property Type	% NTM Rent	Properties
Art Van Furniture	Retail	2.8%	10
Bob Evans Farms (a)	Industrial/Retail	2.6%	27
Red Lobster	Retail	2.5%	25
Wendy's	Retail	2.1%	41
Jack's Family Restaurants	Retail	2.0%	36
Axcelis	Other	1.9%	1
Hensley	Industrial	1.9%	3
Krispy Kreme	Industrial/Retail	1.7%	27
BluePearl Veterinary Partners	Healthcare	1.7%	12
Outback Steakhouse	Retail	1.6%	22
Total Top Ten		20.8%	204
All Other		79.2%	458
Total		100.0%	662
(a)	Brand includes two BEF Foods, Inc. properties and 25 Bob Evans Restaurants, LLC properties.

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

As of September 30, 2019, our total outstanding indebtedness was $2,096.2 million, and the ratio of our total indebtedness to the approximate market value of our assets was 47.5%.

Determined Share Value

We sell shares of our common stock in our ongoing private offering at a price equal to a determined share value (the “Determined Share Value”), which is established at least quarterly by the Independent Directors Committee based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. At its October 31, 2019 meeting, the Independent Directors Committee determined that the Determined Share Value would remain at $85.00 per share through January 31, 2020. Shares of our common stock are also sold pursuant to our DRIP, and repurchased by us pursuant to our share redemption program, at a price based upon the Determined Share Value. For additional information regarding our valuation policy and procedures, please see the section titled Determined Share Value in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K. The following table presents the Determined Share Value for each period indicated below, together with the corresponding NAV per diluted share as of the preceding quarter end:

Period	NAV as of	NAV per diluted share	Determined Share Value
November 1, 2019 - January 31, 2020	September 30, 2019	$84.12	$85.00
August 1, 2019 - October 31, 2019	June 30, 2019	$84.68	$85.00
May 1, 2019 - July 31, 2019	March 31, 2019	$85.57	$86.00

The adjustments made to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts (in thousands, except per share amounts):

NAV component:	September 30, 2019	June 30, 2019
Investment in rental property	$4,465,457	$3,704,911
Debt	(2,180,100)	(1,529,385)
Other assets and liabilities, net	4,373	(19,078)
NAV	$2,289,730	$2,156,448
Number of outstanding shares, including noncontrolling interests	27,219	25,467
NAV per diluted share	$84.12	$84.68

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of September 30, 2019, and June 30, 2019, supporting the Determined Share Value in effect for the period from November 1, 2019 through January 31, 2020, and August 1, 2019 through October 31, 2019, respectively:

Market capitalization rates, as of:	Retail	Industrial	Healthcare	Office	Other	Portfolio Total
September 30, 2019	6.37%	6.65%	6.73%	6.85%	7.39%	6.64%
June 30, 2019	6.40%	6.89%	6.73%	6.90%	7.36%	6.72%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of September 30, 2019, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $78.18. Conversely, a decrease in the weighted average implied market capitalization rate used as of September 30, 2019, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $90.53.

Distributions and Distribution Reinvestment

At its October 31, 2019 meeting, our board of directors declared monthly distributions of $0.44 per share of our common stock and unit of membership interest to be paid to our stockholders and members of the Operating Company (other than us) of record as follows:

Record Date	Payment Date (on or before)
November 27, 2019	December 13, 2019
December 30, 2019	January 15, 2020
January 30, 2020	February 14, 2020

Investors may purchase additional shares of our common stock by electing to reinvest their distributions through our DRIP. Cash distributions will be reinvested in additional shares of common stock at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Refer to the section titled Distribution and Distribution Reinvestment in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of our Form 10-K for additional discussion of our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the nine months ended September 30, 2019 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (a)	Distribution Paid Pursuant to DRIP on Membership Units (a)	Total Amount of Distribution
January	2019	$4,634	$617	$4,730	$130	$10,111
February	2019	4,691	617	4,800	130	10,238
March	2019	4,836	632	5,003	132	10,603
April	2019	4,879	631	5,092	132	10,734
May	2019	4,917	632	5,176	133	10,858
June	2019	5,017	632	5,207	133	10,989
July	2019	5,108	632	5,247	133	11,120
August	2019	5,178	632	5,291	133	11,234
September	2019	5,401	631	5,532	132	11,696
Total		$44,661	$5,656	$46,078	$1,188	$97,583

(a)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid, including the source of distributions and a comparison against FFO (in thousands).

	For the nine months ended
	September 30,
	2019	2018
Distributions:
Paid in cash	$51,505	$44,650
Reinvested in shares	46,078	37,055
Total Distributions	$97,583	$81,705
Source of Distributions:
Cash flow from operating activities	$97,583	$81,705
FFO	$122,071	$114,188

For the nine months ended September 30, 2019 and 2018, we paid distributions from our cash flow from operating activities. Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. Therefore, we attempt to maintain a conservative leverage profile, with total debt equal to 35% to 45% of the approximate market value of our assets. We believe our leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating. As of September 30, 2019, the leverage ratio was 47.5% of the approximate market value of our assets, compared to 40.2% as of June 30, 2019. The increase was due to incremental borrowings associated with funding the industrial and office portfolio acquisition during the third quarter. We intend to reduce our leverage profile in the near term, to a range within the leverage profile consistent with our investment grade credit rating, using a combination of proceeds from our ongoing private offering of shares of our common stock and increasing disposition activity. As a result of our announcing the industrial and office portfolio acquisition, Moody’s affirmed our investment grade credit rating and stable outlook.

Management and our credit rating agencies also consider our leverage position as a multiple of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure. EBITDA is a metric we use to measure leverage in the context of our cash flow expectations and projections. Given the significance of our recent growth, however, adding $993.7 million in investments during the nine months ended September 30, 2019, $606.8 million in investments during 2018, and $683.6 million in investments during 2017, coupled with our continued strategic growth initiatives, historical EBITDA may not provide investors with an adequate picture of the contractual cash inflows associated with these investments. Our investments are typically made throughout the year (historically, a significant portion has occurred later in the year), and therefore the full-year, or “normalized,” cash flows will not be realized until subsequent years. Accordingly, we look at contractual, “normalized,” cash flows and EBITDA as an appropriate metric to manage our leverage profile. We utilize this analysis inclusive of our focus on debt-to-market value metrics.

Liquidity

Our primary cash expenditures include the monthly interest payments we make on the debt we use to finance our real estate investment portfolio, asset management and property management fees for servicing our portfolio, acquisition costs related to the growth of our portfolio, and the general and administrative expenses of operating our business. Since substantially all of our leases are net leases, our tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. In certain circumstances, the terms of the lease require us to pay these expenses, although, in most cases we are reimbursed by the tenants. Accordingly, we do not currently anticipate making significant capital expenditures or incurring other significant property costs on an aggregate basis during the term of the property leases in our current portfolio. To the extent that we have vacant properties, we will incur certain costs to operate and maintain the properties, however, we do not currently expect these costs to be material.

As shown in the table below, net cash provided by operating activities increased by $17.4 million, to $110.9 million for the nine months ended September 30, 2019, from $93.5 million for the nine months ended September 30, 2018. We funded real estate investment activity with a combination of cash from operations, proceeds from our unsecured revolving credit agreements, borrowing under the 2020 and 2026 Unsecured Term Loans, and proceeds from the issuance of common stock. We paid cash dividends to our stockholders and holders of non-controlling membership units of $52.2 million and $45.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increased dividends between periods were primarily funded by cash provided by our operations. Cash and cash equivalents and restricted cash totaled $44.1 million and $28.0 million at September 30, 2019 and 2018, respectively.

	For the nine months ended
	September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$110,933	$93,517
Net cash used in investing activities	(870,227)	(274,590)
Net cash provided by financing activities	784,420	199,002
Increase in cash and cash equivalents and restricted cash	$25,126	$17,929

Substantially all of our cash from operations is generated by our real estate portfolio. As of September 30, 2019, the historical cost basis of our real estate investment portfolio totaled $3,501.5 million, consisting of investments in 662 properties. During the first nine months of 2019, our portfolio generated average monthly straight-line rent revenues of approximately $22.3 million, and average monthly contractual cash revenues of approximately $20.6 million. During the nine months ended September 30, 2019, we closed 16 real estate acquisitions totaling $993.7 million, excluding capitalized acquisition costs, adding 66 new properties to our portfolio. We currently expect the new properties will generate approximately $6.0 million in monthly straight-line rent revenues and approximately $5.5 million in monthly contractual cash revenues over the next twelve months.

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

Equity Capital Resources

Equity capital for our real estate acquisition activity is provided by the proceeds of our ongoing private offering, including distributions reinvested through our DRIP. During the nine months ended September 30, 2019, we raised approximately $307.9 million in equity capital to be used in our acquisition activities. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information.

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

Existing Debt Facilities

2020 Unsecured Term Loan

On August 2, 2019 we entered into the 2020 Unsecured Term Loan, under which we could borrow up to $300 million between August 2, 2019 and November 2, 2019. We drew the entire amount available under the 2020 Unsecured Term Loan on August 28, 2019, to partially fund the industrial and office portfolio acquisition. Borrowings under the 2020 Unsecured Term Loan are payable interest only over the term of the loan, with the principal balance due in full on August 2, 2020, provided that we have two options to extend the maturity date for a six-month period for each extension (for a total possible extension of up to one year), subject to payment of an extension fee. The rate of interest payable on borrowings under the 2020 Unsecured Term Loan, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margin is currently 1.25%.

2026 Unsecured Term Loan

On February 27, 2019, we entered into a $450 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”). At closing, we borrowed $300 million under the 2026 Term Loan and used the proceeds to fully repay our 2019 Unsecured Term Loan. On August 27, 2019, we borrowed the remaining $150 million to partially fund the industrial and office portfolio acquisition. The 2026 Unsecured Term Loan includes an accordion feature that can increase the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only during the term, with the principal amount due on February 27, 2026. The rate of interest payable on borrowings under the 2026 Unsecured Term Loan, at our option, is equal to LIBOR plus a margin. Based on our investment grade credit rating, the applicable margin is currently 1.85%.

Credit Facility

As of September 30, 2019, we have a $1.055 billion unsecured credit facility and term loan agreement (the “Credit Facility”), which is comprised of (i) a $600 million senior unsecured revolving credit facility (the “Revolver”), (ii) a $265 million senior unsecured delayed draw term loan due in 2023 (the “2023 Unsecured Term Loan”), and (iii) a $190 million senior unsecured delayed draw term loan due in 2024 (the “2024 Unsecured Term Loan”). Borrowings under the Credit Facility are payable interest only during the term of the appropriate loan tranche, with the principal amount due in full on the applicable maturity date. On July 1, 2019, we amended the Credit Facility to reduce the margin above LIBOR paid on the 2024 Unsecured Term Loan from 1.90% to 1.25%.

The following table summarizes the amounts drawn and available to be drawn on the Credit Facility and the 2020 and 2026 Unsecured Term Loans as of September 30, 2019 (in thousands, excluding Loan Tranche and Maturity Date).

Loan Tranche	Amount Drawn	Amount Available	Total Capacity	Maturity Date
Credit Facility:
Revolver	$303,300	$296,700	$600,000	January 21, 2022(a)
2023 Unsecured Term Loan	265,000	—	265,000	January 23, 2023
2024 Unsecured Term Loan	190,000	—	190,000	June 21, 2024
2020 Unsecured Term Loan	300,000	—	300,000	August 2, 2020(b)
2026 Unsecured Term Loan	450,000	—	450,000	February 27, 2026

(a)

The Revolver contains one extension option that would extend the maturity date by five months, to June 21, 2022, subject to certain conditions set forth in the Credit Facility, including payment of an extension fee equal to 0.0625% of the revolving commitments.

(b)

The 2020 Unsecured Term Loan provides for two options to extend the maturity date of the loan for a six-month period for each extension (for a total possible extension of up to one year), subject to certain conditions, including payment of an extension fee equal to 0.05% of the aggregate principal amount of loan outstanding.

Senior Notes

To mitigate interest rate risk, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. At September 30, 2019 and December 31, 2018, we had $475 million of Senior Notes outstanding. The Senior Notes were issued in three series (Series A, B, and C) as described below.

Series A Notes

On April 18, 2017, we issued $150 million of Senior Notes (the “Series A Notes”). The Series A Notes bear interest at a fixed rate of 4.84% per annum, and mature on April 18, 2027.

Series B and Series C Notes

On July 2, 2018, we issued $325 million of Senior Notes in two series: (i) $225 million of 10-year Senior Notes (“Series B Notes”) maturing on July 2, 2028, and (ii) $100 million of 12-year Senior Notes (“Series C Notes”) maturing on July 2, 2030. The Series B and Series C Notes bear interest at fixed rates of 5.09% per annum and 5.19% per annum, respectively.

In addition to funding acquisitions, a portion of the net proceeds from the Series B Notes and Series C Notes was used to repay outstanding borrowings under the Revolver as well as $25 million of the outstanding principal balance of our 2019 Unsecured Term Loan.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our loan agreements. The table below summarizes the applicable financial covenants, which are substantially the same across each of the agreements. As of September 30, 2019, we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders above the annual 90% REIT taxable income distribution requirement. For each of the previous three years, our cash flows from operations exceeded the required cash dividend distribution amounts.

Covenants	Required	Actual (as of September 30, 2019)
Leverage Ratio(a)	≤ 0.60 to 1.00	0.52
Secured Indebtedness Ratio(b)	≤ 0.40 to 1.00	0.03
Unencumbered Coverage Ratio(c)	≥ 1.75 to 1.00	3.52
Fixed Charge Coverage Ratio(d)	≥ 1.50 to 1.00	2.84
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(e)	≤ 0.60 to 1.00	0.54
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable

(a)	The leverage ratio is calculated as the ratio of total indebtedness to total market value.
(b)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value.
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

We believe that the cash generated by our operations and our ongoing private offering, our cash and cash equivalents at September 30, 2019, our current borrowing capacity under our Credit Facility and accordion feature of the 2026 Unsecured Term Loan, and our access to long-term debt capital, including through the debt private placement market, will be sufficient to fund our operations for the foreseeable future and allow us to acquire real estate to meet our strategic objectives.

Impact of Inflation

The leases in our portfolio are long-term in nature, with a current weighted average remaining lease term of 11.7 years as of September 30, 2019. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited rent escalation clauses in our leases. As of September 30, 2019, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019, or December 31, 2018.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2019 (dollar amounts in thousands).

Year of Maturity	Term Loans(a)	Revolver(b)	Senior Notes	Mortgages and Notes Payable	Interest Expense(c)	Tenant Improvement Allowances(d)	Operating Leases	Total
Remainder of 2019	$—	$—	$—	$784	$21,126	$—	$29	$21,939
2020	300,000	—	—	3,210	79,642	3,664	120	386,636
2021	—	—	—	18,028	73,363	—	122	91,513
2022	—	303,300	—	2,930	61,903	—	124	368,257
2023	265,000	—	—	8,356	52,332	—	125	325,813
Thereafter	640,000	—	475,000	79,627	162,190	—	2,540	1,359,357
Total	$1,205,000	$303,300	$475,000	$112,935	$450,556	$3,664	$3,060	$2,553,515

(a)

We may extend the 2020 Unsecured Term Loan twice, each time for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.05% of the aggregate principal amount of loans outstanding.

(b)	We may extend the Revolver once, for a five-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(c)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2019. This amount includes the impact of interest rate swap agreements.
(d)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At September 30, 2019, investment in rental property of $179.8 million is pledged as collateral against our mortgages and notes payable.

Additionally, as of September 30, 2019, we are a party to three separate Tax Protection Agreements (the “Agreements”) with the contributing members (the “Protected Members”) of three distinct UPREIT transactions. The Agreements require us to pay monetary damages in the event of a sale, exchange, transfer, or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements, subject to certain exceptions. Based on values as of September 30, 2019, taxable sales of the applicable properties would trigger liability under the Agreements of approximately $12.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above. For a more detailed discussion of the Agreements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, in our Form 10-K.

Results of Operations

Overview

As of September 30, 2019, our real estate investment portfolio had grown to a net book value of $3,501.5 million, consisting of investments in 661 commercial real estate properties with locations in 42 U.S. states and one commercial property located in British Columbia, Canada, and leased to tenants in various industries. All but four of our properties were subject to a lease as of September 30, 2019, and substantially all of our leasing activity related to our real estate acquisitions.

Lease Revenues

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%	2019	2018	$	%
Lease revenues	$76,401	$61,764	$14,637	23.7%	$213,884	$174,385	$39,499	22.7%

The increase in revenues for the three and nine months ended September 30, 2019, is primarily attributable to the growth in our real estate portfolio, which was achieved through rent escalations associated with our same property portfolio, coupled with rental revenue generated from accretive property acquisitions completed since the third quarter of 2018, and continued strong portfolio operating performance. Since the third quarter of 2018, we have acquired 109 new properties for $1.2 billion, excluding capitalized acquisition costs, including 66 new properties acquired for $993.7 million during the first nine months of 2019. During the year, we experienced greater than 99% rent collection and occupancy (based on rentable square footage), and as of September 30, 2019, the weighted average annual rent increases on our properties was 2.0%.

Operating Expenses

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%	2019	2018	$	%
Operating expenses
Depreciation and amortization	$28,392	$21,869	$6,523	29.8%	$77,989	$61,303	$16,686	27.2%
Asset management fees	5,610	4,663	947	20.3%	16,048	13,119	2,929	22.3%
Property management fees	2,098	1,680	418	24.9%	5,918	4,792	1,126	23.5%
Property and operating expense	3,855	2,777	1,078	38.8%	11,497	7,926	3,571	45.1%
General and administrative	1,315	1,664	(349)	(21.0)%	3,807	4,451	(644)	(14.5)%
State, franchise and foreign tax	405	58	347	>100.0%	1,153	811	342	42.2%
Provision for impairment of investment in rental properties	2,435	2,061	374	18.1%	3,452	2,061	1,391	67.5%
Total operating expenses	$44,110	$34,772	$9,338	26.9%	$119,864	$94,463	$25,401	26.9%
Depreciation and amortization

The increase in Depreciation and amortization expense for the three and nine months ended September 30, 2019, is primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

We pay the Asset Manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during the three and nine months ended September 30, 2019, is primarily the result of an increase in our total outstanding equity on a fully diluted basis, which resulted from continued equity capital investments. As of September 30, 2019, there were 27.2 million shares of our common stock and non-controlling membership units outstanding, compared to 22.8 million as of September 30, 2018. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio. In addition to the increase in total outstanding equity, the increase in asset management fees reflects higher average Determined Share Values in effect.

Property and operating expense

The increase in property and operating expense in the three and nine months ended September 30, 2019, is mainly attributable to the number of properties we own for which we are responsible for engaging a third-party property manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. We pay a majority of these expenses and are reimbursed by the tenant under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants and included within Lease revenues.

Provision for impairment of investment in rental properties

During the three and nine months ended September 30, 2019, we recognized $2.4 million and $3.5 million, respectively, of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The impairments recognized during the nine months ended September 30, 2019, related to four properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized a capitalization rate of 14.6%, a weighted average discount rate of 8%, and a weighted average price per square foot of $226. During the three and nine months ended September 30, 2018, we recognized $2.1 million of impairment on our investments in rental properties. The impairment related to five properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, we utilized capitalization rates ranging from 7.5% to 10%, and a weighted average discount rate of 8%.

Other income (expenses)

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2019	2018	$	%	2019	2018	$	%
Other income (expenses)
Preferred distribution income	$—	$65	$(65)	(100.0)%	$—	$440	$(440)	(100.0)%
Interest income	5	16	(11)	(68.8)%	6	178	(172)	(96.6)%
Interest expense	(18,465)	(14,484)	3,981	27.5%	(51,025)	(38,115)	12,910	33.9%
Cost of debt extinguishment	(455)	(50)	405	>100.0%	(1,176)	(101)	1,075	>100.0%
Gain on sale of real estate	12,585	2,025	10,560	>100.0%	16,772	9,620	7,152	74.3%
Gain on sale of investment in related party	—	8,500	(8,500)	(100.0)%	—	8,500	(8,500)	(100.0)%
Internalization expenses	(923)	—	(923)	>100.0%	(1,195)	—	(1,195)	>100.0%

Interest expense

The increased interest expense during the three and nine months ended September 30, 2019, resulted primarily from a $785.9 million increase in outstanding borrowings from September 30, 2018, used partially to fund additional real estate investments. We continue to focus on strengthening our investment grade balance sheet by more closely aligning debt maturities and lease terms, accomplished through the refinancing of shorter-term borrowings with longer duration fixed-rate debt. While the benefits of our debt capital markets strategy are partially mitigated by higher-costing instruments, we were able to take advantage of the decreasing interest rates during the third quarter of 2019, as our percentage of floating-rate debt increased concurrently with our funding of the $735.7 million industrial and office portfolio. Our weighted average cost of borrowings, inclusive of interest rate swaps, was 3.94% at September 30, 2019, compared to 4.21% at September 30, 2018. We attempt to limit our total floating-rate debt exposure to no more than 5% of the approximate market value of assets, and expect to reduce our current exposure as we look to refinance or replace the short-term borrowings used to finance the acquisition of the industrial and office portfolio.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2019, we recognized gains of $12.6 million on the sale of 16 properties, compared to gains of $2.0 million on the sale of four properties during the three months ended September 30, 2018. During the nine months ended September 30, 2019, we recognized gains of $16.8 million on the sale of 25 properties, compared to gains of $9.6 million on the sale of 15 properties during the nine months ended September 30, 2018.

Gain on sale of investment in related party

During the three months ended September 30, 2018, we sold our investment of 100 non-voting convertible preferred units of our Manager, a related party, to another related party of the Manager, for an aggregate sales price of $18.5 million. The preferred units had a carrying value of $10 million at the time of sale, resulting in a gain of $8.5 million. Prior to the sale, we received preferred distribution income on the preferred units.

Internalization expenses

During the three and nine months ended September 30, 2019, we incurred $0.9 million and $1.2 million, respectively, of third-party fees and consulting expenses associated with the pending Internalization.

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

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash revenues and expenses, including straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, internalization expenses, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rentals over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. We further exclude costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, and internalization expenses, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate AFFO. In the future, the SEC, Nareit or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of AFFO accordingly.

The following table presents our net income and our non-GAAP FFO and AFFO for the three and nine months ended September 30, 2019 and 2018. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-controlling interests share in our net income on a one-for-one basis, the basic and diluted per share amounts are the same.

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands, except per share data)	2019	2018	$	%	2019	2018	$	%
Net income	$25,038	$23,064	$1,974	8.6%	$57,402	$60,444	$(3,042)	(5.0)%
Net earnings per diluted share	0.95	1.03	(0.08)	(7.8)%	2.28	2.81	(0.53)	(18.9)%
FFO	43,280	44,969	(1,689)	(3.8)%	122,071	114,188	7,883	6.9%
FFO per diluted share	1.64	2.02	(0.38)	(18.8)%	4.86	5.31	(0.45)	(8.5)%
AFFO	38,819	31,315	7,504	24.0%	107,625	91,513	16,112	17.6%
AFFO per diluted share	1.47	1.40	0.07	5.0%	4.28	4.26	0.02	0.5%
Diluted WASO(a)	26,379	22,291	4,088	18.3%	25,131	21,496	3,635	16.9%

(a)	Weighted average number of shares of our common stock and membership units outstanding (“WASO”), computed in accordance with GAAP.

Net income

For the three months ended September 30, 2019, growth in net income was primarily attributable to revenue growth as discussed above, combined with a $10.6 million increase in our gain on sale of real estate. These factors were partially offset by a $6.5 million increase in depreciation and amortization expense associated with a larger real estate portfolio, a $4.0 million increase in interest expense associated with incremental borrowings used to fund our real estate acquisitions, and $0.9 million in internalization expenses incurred in 2019. We also recognized an $8.5 million gain on the sale of an investment in a related party during 2018, with no such activity in 2019. In addition to the factors driving net income for the three months ended September 30, 2019, the decrease in net income for the nine months ended September 30, 2019, is attributable to a $1.1 million increase in cost of debt extinguishment primarily associated with our debt refinancing in the first quarter of 2019.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-to-period comparisons. The fluctuations, coupled with our ongoing equity offering, resulted in a $0.08 and $0.53 decrease in net earnings per diluted share for the three and nine months ended September 30, 2019, respectively.

AFFO

The increase in AFFO during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily driven by revenue growth in our real estate investment portfolio. As discussed above, this resulted from rent escalations associated with our same property portfolio, accretive acquisitions made since the third quarter of 2018, and strong portfolio operating performance.

During the first six months of 2019, our per share results were negatively impacted by funding a larger portion of our acquisitions with equity and proceeds recycled from property dispositions. We re-balanced our funding mix for the year with the closing of our $735.7 million industrial and office portfolio acquisition on August 29, 2019, and increased our leverage ratio to 47.5% as of September 30, 2019. The accretive nature of our acquisitions during the year and increase in leverage in the third quarter resulted in a $0.07 increase in AFFO per diluted share as compared to the third quarter of 2018. We expect these factors to contribute to positive fourth quarter results, and are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO, which are non-GAAP financial measures. Also presented is information regarding diluted WASO and per diluted share amounts:

	For the three months ended		For the nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2019	2018	2019	2018
Net income	$25,038	$23,064	$57,402	$60,444
Real property depreciation and amortization	28,392	21,869	77,989	61,303
Gain on sale of real estate	(12,585)	(2,025)	(16,772)	(9,620)
Provision for impairment on investment in rental properties	2,435	2,061	3,452	2,061
FFO	$43,280	$44,969	$122,071	$114,188
Capital improvements / reserves	—	(49)	(97)	(147)
Straight-line rent adjustment	(5,499)	(5,337)	(15,882)	(15,640)
Cost of debt extinguishment	455	50	1,176	101
Gain on sale of investment in related party	—	(8,500)	—	(8,500)
Amortization of debt issuance costs	611	477	1,761	1,410
Amortization of net mortgage premiums	(37)	(36)	(108)	(107)
Gain on interest rate swaps and other non-cash interest expense	(41)	(4)	(163)	(4)
Amortization of lease intangibles	(873)	(255)	(2,328)	212
Internalization expenses	923	—	1,195	—
AFFO	$38,819	$31,315	$107,625	$91,513

Diluted WASO	26,379	22,291	25,131	21,496

Net earnings per share, basic and diluted	$0.95	$1.03	$2.28	$2.81
FFO per diluted share	1.64	2.02	4.86	5.31
AFFO per diluted share	1.47	1.40	4.28	4.26

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

As discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, during the first quarter of 2019, we adopted the provisions of ASC 842, which resulted in a change to the critical accounting policy with respect to revenue recognition that had been disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2018 Form 10-K. We believe there have been no other significant changes during the nine months ended September 30, 2019, to the items that we disclosed as our critical accounting policies in our 2018 Form 10-K.

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

We manage a portion of our interest rate risk by entering into interest rate swaps. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swaps to convert certain variable-rate debt to a fixed rate. As of September 30, 2019, we had 34 interest rate swaps outstanding, in an aggregate notional amount of $909.9 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

The table below summarizes the terms of our interest rate swaps at September 30, 2019.

(in thousands, except interest rates)
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,389)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	421
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(694)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(1,333)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(833)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(1,643)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(662)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(1,058)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,905)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(1,502)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	133
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(165)
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(1,515)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(1,243)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	118
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,932)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,948	42
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(1,031)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,284)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(104)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	199
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(1,562)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(1,383)
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	(745)
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(1,181)
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	(934)
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(1,474)
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	(915)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(1,395)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	207
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(385)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(994)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(2,427)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(5,801)
				$909,948	$(36,369)

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2019, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Form 10-K, other than the following which we have identified as a result of the pending Internalization.

The pendency of the Internalization could adversely affect our business and operations.

Between the date that the Merger Agreement and other documents related to the Internalization were executed and the date that the Internalization is consummated, the attention of our management may be diverted from our day-to-day operations, regardless of whether or not the Internalization is ultimately consummated. The pendency of the Internalization could have an adverse impact on our relationships with other parties, which parties may delay or decline entering into agreements with us as a result of the announcement of our entry into the Merger Agreement. In addition, due to covenants in the Merger Agreement, we may be unable during the pendency of the Internalization to pursue certain transactions or pursue certain other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

There can be no certainty that the Internalization will be consummated and our inability to consummate the Internalization may materially adversely affect our business, financial condition and results of operations.

Consummation of the Internalization is subject to the satisfaction or waiver of a number of conditions.  There can be no guarantee that all of these closing conditions will be satisfied or waived and the Internalization consummated. If the Internalization is not consummated, we may be subject to a number of material risks that could materially adversely affect our business, financial condition, and results of operations, including:

●	our strategy of simplifying our business and focusing on maximizing long-term stockholder value could be materially delayed; and

●

we will have incurred substantial costs and expenses related to the Internalization and the satisfaction or attempted satisfaction of the closing conditions related thereto, including legal, accounting and advisory fees, which will be payable by us even if the Internalization is not consummated.

There may be unexpected delays in the consummation of the pending Internalization.

The consummation of the Internalization may be delayed by a variety of events, including those that are not within our control. Events that could delay the consummation of the Internalization include delays and difficulties in satisfying any closing conditions to which the Internalization is subject. The Merger Agreement provides that either we or the Manager may terminate the Merger Agreement if the Internalization has not occurred by March 31, 2020.

We may not manage the Internalization efficiently and effectively or realize its anticipated benefits.

We may not be able to successfully internalize our management in a manner that permits us to realize the anticipated benefits of the Internalization. We may not be able to retain all of the current employees of our Manager that we expect will become our employees as a result of the Internalization. The failure to manage the Internalization efficiently and effectively, including the failure to smoothly transition services or retain employees, could result in the anticipated benefits of the Internalization not being realized in the timeframe currently anticipated or at all.

The Merger Agreement and other agreements entered into in connection with the Internalization were negotiated between a special committee of our Board of Directors composed entirely of independent, disinterested directors (the “Special Committee”) and certain of our officers and directors that are affiliated with our Manager, which may give rise to conflicts of interests.

Certain of our officers and directors are affiliated with the Manager, including Ms. Amy L. Tait and Mr. Christopher J. Czarnecki, each of whom serve as a member of the Manager’s four-person board of managers. Accordingly, those officers and directors may receive economic benefits as a result of the Internalization that may differ from, and conflict with, our interests and the interests of our stockholders. The terms and conditions of the agreements entered into in connection with the Internalization, which were negotiated between the Special Committee and our Manager, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. Moreover, the representations, warranties, covenants, and indemnities in the Merger Agreement and the other agreements related to the Internalization are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under such agreements.

The Internalization may not be financially beneficial to us and our stockholders and our net income, funds from operations (“FFO”), and adjusted funds from operations (“AFFO”) may decrease as a result of the Internalization.

There is no assurance that the Internalization will be financially beneficial to us and our stockholders. If the expenses we assume as a result of the Internalization are higher than the fees that we have historically paid to the Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization and our net income, FFO per share and AFFO per share could decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

The Internalization will be a time-consuming and costly process and the expenses arising from the Internalization could exceed our current estimates. Further, transactions involving the internalization by a REIT of an external manager affiliated with the REIT’s sponsor have, in some cases, been the subject of litigation. If such litigation arose in connection with the Internalization, we could be forced to spend significant amounts of money and management resources defending the claims (even if such claims were without merit), which would reduce the amount of funds available for us to invest in properties or other investments or to pay distributions. Additionally, while we will no longer effectively bear the costs of the various fees and currently paid to the Manager following the Internalization, our expenses following the Internalization will include the compensation and benefits of our executive officers and employees, as well as overhead currently paid by the Manager or its affiliates in managing our business and operations. Furthermore, the individuals who we expect will be our employees following the Internalization will be providing us with services historically provided by the Manager. There are no assurances that, following the Internalization, these employees will be able or incentivized to provide services at the same level or for the same costs as are currently provided to us by the Manager. There may also be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

The issuance of shares of our common stock and units of membership interest in the Operating Company in connection with the Internalization would have a dilutive effect on the voting power and relative ownership interest of our current stockholders.

The issuance of shares of our common stock and units of membership interest in the Operating Company in the Internalization will have a dilutive effect on the voting power and relative ownership interest of our current stockholders. In addition, each unit of membership interest in the Operating Company issued in connection with the consummation of the Internalization will be convertible into shares of our common stock, subject to the terms and conditions for such conversions set forth in the limited liability company agreement of the Operating Company. The conversion of such units into shares of our common stock in the future would further dilute the voting power and relative ownership of our current stockholders.

Following the consummation of the Internalization, we may be exposed to risks to which we have not historically been exposed.

The consummation of the Internalization will expose us to risks to which we have not historically been exposed. Pursuant to the Merger Agreement, we will assume certain potential liabilities relating to the assets of the Manager. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have not accurately estimated the amount of such liabilities. Our overhead will increase as a result of our becoming internally managed following the Internalization. In addition, following the consummation of the Internalization, we will be subject to the potential liabilities commonly faced by employers, including workers disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of health, retirement, and similar benefit plans for our employees. Finally, there may be other unforeseen costs and expenses associated with operating as an internally managed company.

There is no guarantee that our key employees will remain employed by us for any specified period of time and will not engage in competitive activities if they cease to be employed with or engaged by us.

The execution of employment agreements between us and certain key persons currently employed by the Manager or its affiliate, including Christopher J. Czarnecki, Chief Executive Officer and President; Ryan M. Albano, Chief Financial Officer; John D. Moragne, Chief Operating Officer; and Sean T. Cutt, Chief Investment Officer (the “Senior Employees”), is a condition to the consummation of the Internalization. The employment agreements with each Senior Employee will be structured to incentivize the Senior Employees to remain employed by us, will become effective upon the consummation of the Internalization, and will have a four-year term. However, the departure or the loss of the services of any Senior Employee, or other senior personnel, following the Internalization could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

Further, the employment agreements with the Senior Employees will contain restrictions on the activities of such Senior Employees, including restrictions on engaging in activities that are deemed competitive to our business. Although we believe these restrictions to be enforceable under current law, there can be no guarantee that if a Senior Employee were to breach the restrictions and engage in competitive activities, we would be successful in fully enforcing the restrictions. If a Senior Employee were to terminate his or her employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Common Stock and Issuance of Membership Units

We commenced our ongoing private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we have conducted additional closings at least once every calendar quarter since then. During each of the periods covered by this Form 10-Q, we closed sales of additional shares of our common stock on a monthly basis. In November 2017, we instituted an equity cap and queue program for new and additional investments in our common stock. The cap does not apply to investments made pursuant to our DRIP, or to equity capital received in connection with UPREIT transactions. For the months of February 2019 through June 2019, new and additional investments were capped at $20 million per month. On July 3, 2019, we announced that we were removing the equity cap for the month of July 2019 based on our current leverage profile and pipeline of potential acquisitions. There is currently no established equity cap. We anticipate reinstating the equity cap once we are comfortably within the leverage range of our investment grade credit rating. As a result of a pending transaction, we determined that we would not hold an equity closing as of October 31, 2019. The next equity closing will occur on November 29, 2019.

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

For the nine months ended September 30, 2019, we sold 3.6 million shares of our common stock in our private offering, including 0.6 million shares of common stock issued pursuant to our DRIP, for gross offering proceeds of approximately $307.9 million. We intend to use substantially all of the net proceeds from our private offering, supplemented with additional borrowings, to continue to invest in additional net leased properties, to reduce our outstanding indebtedness, and for general corporate purposes.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the nine months ended September 30, 2019 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value — Common Shares(a)	Total Proceeds — Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value — DRIP(b)	Total Proceeds — Common Share DRIP(c)	Total Proceeds
January	2019	233	$86.00	$20,000	58	$84.28	$4,862	$24,862
February	2019	235	$85.00	20,000	58	$84.28	4,930	24,930
March	2019	235	$85.00	20,000	62	$83.30	5,136	25,136
April	2019	235	$85.00	20,000	63	$83.30	5,224	25,224
May	2019	233	$86.00	20,000	64	$83.30	5,306	25,306
June	2019	233	$86.00	20,000	63	$84.28	5,339	25,339
July	2019	990	$86.00	85,182	64	$84.28	5,379	90,561
August	2019	466	$85.00	39,573	64	$84.28	5,430	45,003
September	2019	186	$85.00	15,828	68	$83.30	5,666	21,494
Total		3,046		$260,583	564		$47,272	$307,855
(a)	Shares of our common stock are sold in our ongoing private offering at a price per share equal to the then-applicable Determined Share Value.
(b)	DRIP shares are purchased at a discounted price of 98% of the Determined Share Value.
(c)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act, and all of the shares were issued in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons who represented to us in writing that they qualified as an “Accredited Investor” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor.

Repurchases of Equity Securities

During the three months ended September 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share redemption program as follows.

Period	Total Number of Shares Requested to be Redeemed (a)	Total Number of Shares Redeemed	Average Price Paid Per Share (b)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2019	—	—	—	(c)
August 2019	—	—	—	(c)
September 2019	88,150	88,150	$83.51	(c)
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

The other information presented below is being filed as a result of the Company’s adoption of the new accounting guidance for lease accounting (“ASC 842”) on January 1, 2019. As part of that adoption, the Company elected the available practical expedient, for all classes of assets, not to separate lease components in contracts from the nonlease components in those contracts, when recording revenues associated with operating leases where it is the lessor. Since the lease component is the predominant component under the Company’s leases, combined revenues from both the lease and nonlease components are accounted for in accordance with ASC 842 and will be reported in all periods subsequent to the adoption of the new accounting guidance in a single caption, “Lease revenues,” on the Company’s Consolidated Statements of Income and Comprehensive Income. The presentation and disclosure of Lease revenues have been adjusted to reflect these changes for the three and nine months ended September 30, 2019. Refer to Reclassifications in Note 2 of Part I, Item 1. “Financial Statements,” for further details on these updates to significant accounting policies.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been revised to conform to the current presentation.

This table below summarizes total revenues as originally reported in the Consolidated Statements of Income and Comprehensive Income included in the Company’s 2018 Annual Report on Form 10-K, as follows (in thousands):

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

10.1*	First Amendment to Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto

10.2*

Partial Assignment and Assumption of Purchase Agreement, dated July 23, 2019, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., CF Alpha & Golf Propco LLC, CF Alpha & Golf KS Propco LLC, CF Alpha & Golf MA Propco LLC, and CF Alpha & Golf Property BC ULC

10.3

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and the other parties thereto

(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated herein by reference)

10.4

Term Loan Agreement, dated August 2, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., BMO Capital Markets Corp., Capital One, National Association, Regions Bank, Regions Capital Markets and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2019, and incorporated herein by reference)

10.5

Guaranty, dated August 2, 2019, by Broadstone Net Lease, Inc. in favor of JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2019, and incorporated herein by reference)

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: November 12, 2019	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: November 12, 2019	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer