Form 10-K
period 2019-12-31
Broadstone Net Lease, Inc.
filed 2020-02-27
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

There is no established market for the registrant’s shares of common stock.  There were approximately 23,224,941.063 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $1,997,344,931, assuming a market value of $86.00  per share, the offering price per share as of June 30, 2019, in the registrant’s private offering exclusive of any available discounts for certain categories of purchasers.

There were 26,852,774.932  shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 27, 2020.

Documents Incorporated by Reference

Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

BROADSTONE NET LEASE, INC.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views regarding our business, financial performance, growth prospects and strategies, market opportunities, and market trends, that are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. All of the forward-looking statements included in this Annual Report on Form 10-K are subject to various risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance, and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from such forward-looking statements. These factors include, but are not limited to, those factors described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The “Risk Factors” section should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results, performance, and achievements will differ materially from the expectations expressed in or referenced by this Annual Report on Form 10-K will increase with the passage of time. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and strategies set forth in this Annual Report on Form 10-K will be achieved.

Explanatory Note and Certain Defined Terms

Except where the context suggests otherwise, as used in this Annual Report on Form 10-K, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company (the “OP”), which we refer to as the or our “OP,” and to their respective subsidiaries.

Unless the context otherwise requires, the following terms and phrases are used throughout this Annual Report on Form 10-K as described below:

•

“annualized base rent” or “ABR” means the cash rent due for the last month of the reporting period, adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the month, and annualized;

•

“cash capitalization rate” represents the estimated rate of return to be generated on a real estate investment property, and was calculated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property;

•

“CPI” means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;

•

“gross asset value” means the undepreciated book value of an asset, which represents the fair value of the asset as of the date it was acquired, less any subsequent writedowns due to impairment charges; and

•

“occupancy” or a specified percentage of our portfolio that is “occupied” means the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of a specified date;

Part I.

Item 1.	Business

The Company

We are an internally-managed real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. We utilize an investment strategy underpinned by strong fundamental credit analysis and prudent real estate underwriting. Since our inception in 2007, we have selectively invested in net leased real estate across the industrial, healthcare, restaurant, office, and retail property types, and as of December 31, 2019, our portfolio has grown to 645 properties in 41 U.S. states and one property in Canada, with an aggregate gross asset value of $4.0 billion.

We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends, where the properties are an integral part of the tenants’ businesses and there are opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund their core business operations rather than real estate ownership.

•

Diversified Portfolio. As of December 31, 2019, our portfolio comprised approximately 27.5 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry:

•

Property Type: We are focused primarily on industrial, healthcare, restaurant, office, and retail property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, clinical, casual dining, quick service restaurant, corporate headquarters, food processing, flex/research and development, and cold storage.

•	Geographic Diversity: Our properties are located in 41 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.2% of our ABR.
•

Tenant and Industry Diversity: Our properties are occupied by approximately 186 different commercial tenants who operate 169 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 2.8% of our ABR.

•

Strong In-Place Leases with Significant Remaining Lease Term. Our portfolio is currently approximately 99.8% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 11.5 years, excluding renewal options.

•	Standard Contractual Base Rent Escalation. Approximately 98.4% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
•

Extensive Tenant Financial Reporting. Approximately 88.2% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 4.4% of our ABR is received from tenants that are public companies, and required to file financial statements with the SEC, although they are not required to provide us with specified financial information under the terms of our lease.

From our inception in 2007 through 2015, our portfolio grew to over 300 properties with a gross asset value of $1.4 billion. Growth further accelerated under the leadership of Christopher J. Czarnecki, our Chief Executive Officer since 2017, who joined us in 2009 and was instrumental in building our senior leadership team, developing our strategy, and increasing our level of acquisition activity. Our team has acquired more than $500 million of net leased real estate every year since 2015, with acquisition activity of approximately $1.0 billion during 2019, and has grown our portfolio to 646 properties with a gross asset value as of December 31, 2019,  of $4.0 billion. In order to benefit from increasing economies of scale as we continue to grow, our board of directors made the decision to internalize the external management functions previously performed by Broadstone Real Estate, LLC and its affiliates (“BRE”) through a series of mergers (the “Internalization”) that became effective on February 7, 2020. Upon closing of the

Internalization, each member of our senior management team became a full-time employee of BNL. Refer to the Internalization section below for additional discussion regarding the terms of the transaction.

We intend to continue to execute our growth strategy, utilizing our long-standing, established relationships to source new acquisition opportunities.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the OP, which is commonly referred to as an umbrella partnership real estate investment trust (“UPREIT”). We are the sole managing member of the OP. As of December 31, 2019, we owned approximately 93.7% of the outstanding membership units of the OP (“OP Units”), with the remaining 6.3% of the OP units held by persons who were issued OP Units in exchange for their interests in properties acquired by the OP.

2019 Highlights

Operating Highlights

•	Increased total revenues to $298.8 million, representing growth of 25.8% compared to the year ended December 31, 2018.
•

Generated net income of $85.1 million, representing an increase of $10.0 million, or 13.3%, compared to the year ended December 31, 2018. Earnings per diluted share was $3.31 for the year ended December 31, 2019, representing a decrease of $0.12 per diluted share, or 3.5%, compared to the year ended December 31, 2018.

•

Generated funds from operations (“FFO”) of $167.5 million, representing an increase of $16.8 million, or 11.2%, compared to the year ended December 31, 2018. FFO per diluted share was $6.51 for the year ended December 31, 2019, representing a decrease of $0.37 per diluted share, or 5.4%, compared to the year ended December 31, 2018.

•

Generated adjusted funds from operations (“AFFO”) of $149.2 million, representing an increase of $25.1 million, or 20.3%, compared to the year ended December 31, 2018. AFFO per diluted share was $5.80 for the year ended December 31, 2019, representing an increase of $0.14 per diluted share, or 2.5%, compared to the year ended December 31, 2018.

•

Closed 21 real estate acquisitions totaling approximately $1.0 billion, excluding capitalized acquisition costs, adding 74 new properties with a weighted average initial cash capitalization rate of 6.6%. The properties acquired had an ABR weighted average remaining lease term of 12.3 years at the time of acquisition and ABR weighted average rent increases of 2.1%. These figures include the acquisition on August 29, 2019, of a portfolio of 23 fully leased industrial (warehouse, distribution, manufacturing and cold storage) and office/flex assets (the “Industrial Portfolio Acquisition”) for $735.7 million, excluding capitalized acquisition costs. The Industrial Portfolio Acquisition comprised 6.9 million rentable square feet of operational space and is well diversified with 19 different tenants, and properties located in 14 U.S. states and one property in British Columbia, Canada. The acquisition was funded through a combination of proceeds from a private offering of shares of our common stock, drawing the remaining $150 million commitment available under our 2026 Unsecured Term Loan (as defined below), $300 million from the 2020 Unsecured Term Loan (as defined below), and proceeds from our senior unsecured revolving credit facility (our “Revolving Credit Facility”).

•

Sold 49 properties, representing 5.3% of our gross asset value as of December 31, 2018, at a weighted average cash capitalization rate of 7.2%, for net proceeds of $168.8 million, recognizing a gain of $29.9 million above net book value and a gain of $22.2 million over original purchase price.

•

Received $394.4 million in investments from new and existing stockholders, including investments made through our Dividend Reinvestment Plan (“DRIP”), which we terminated on January 10, 2020, effective as of February 10, 2020.

•	Collected greater than 99% of rents due as of December 31, 2019 and, based on rentable square footage, maintained an approximately 99.8% leased portfolio as of December 31, 2019.
•	Amended our 2024 Unsecured Term Loan (as defined below) to reduce the margin paid above LIBOR from 1.90% to 1.25%.
•

Entered into a one-year $300 million unsecured delayed-draw term loan agreement (the “2020 Unsecured Term Loan”) with a syndicate of banks and financial institutions. We fully drew on the facility to partially fund the Industrial Portfolio Acquisition.

FFO and AFFO are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the heading Net Income and Non-GAAP Measures (FFO and AFFO), which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Internalization

On February 7, 2020,  we completed the Internalization, which included the following transactions:

•	On February 7, 2020, the Company acquired 100% of BRE through three mergers (the “Mergers”).

•

As consideration in the Internalization, we issued 780,893 shares of our common stock, and the OP issued 1,319,513 OP Units and we and the OP paid $31.0 million in cash, for aggregate consideration of approximately $209.5 million, and the OP assumed approximately $90.5 million of debt. Concurrent with the closing, we refinanced $60 million of the assumed debt with a new loan that is guaranteed by Amy L. Tait, our founder, and certain members of her family (“Founding Owners”), and repaid the remaining $30.5 million using borrowings from our Revolving Credit Facility.

•

In addition to the consideration paid immediately following the Mergers, the Merger Agreement provides that additional “earnout” consideration of up to an aggregate of up to $75 million (payable in four tranches of $10 million, $15 million, $25 million, and $25 million) will be due and payable to the former owners of BRE if certain milestones related to either (a) the dollar volume-weighted average price of our common stock on the principal exchange or securities market (or over-the-counter market) on which our common stock are then traded, following the completion of an initial public offering (an “IPO”), or (b) our adjusted funds from operations per share, prior to the completion of an IPO, are achieved during specified periods of time following the completion of the Internalization. Should all earnout milestones be met, an additional 272,250 shares of common stock and 464,820 OP Units would be issued.

•

On February 7, 2020, 71 employees, including our current senior management team, that performed the external management functions for our Company became employed by a subsidiary of the OP, and we became internally managed. We entered into employment agreements with each of our named executive officers.

•	We terminated our previous asset management agreement and property management agreement with BRE and certain of its affiliates.
•

We entered into a registration rights agreement with the Founding Owners and Trident BRE, LLC and its affiliates, and a tax protection agreement with the Founding Owners (the “Founding Owners’ Tax Protection Agreement”).

•	On December 27, 2019, we repurchased all of the outstanding shares of our common stock held by BRE at $85.00 per share for approximately $20 million.

Our Competitive Strengths

We believe we possess the following competitive strengths that enable us to implement our business and growth strategies and distinguish our Company from other market participants, allowing us to compete effectively in the single-tenant, net lease market:

•

Diversified Portfolio of High-Quality Properties that are Key to Tenant Operations. Our portfolio is diversified by property type, geography, tenant, and industry. As of December 31, 2019, our portfolio consisted of 645 individual net leased commercial properties located in 41 U.S. states and one property located in British Columbia, Canada. Our portfolio is primarily focused in industrial, healthcare, restaurant, office, and retail property types, representing 43.2%, 19.5%, 15.8%, 9.8%, and 9.6% of ABR, respectively. As of December 31, 2019, our portfolio was leased to approximately 186 tenants operating 169 different brands across 54 different industries. Our top ten tenants represented 19.6% of our portfolio ABR as of December 31, 2019, with no single tenant representing more than 2.8%. As of December 31, 2019, approximately 99.8% of our portfolio’s rentable square footage, representing all but four of our properties, was subject to a lease, substantially all of which are net leases. The ABR weighted average remaining term of our leases was approximately 11.5 years, excluding renewal options, and approximately 98.4% of our leases had contractual rent escalations, with an ABR weighted average minimum increase of 2.1%. We focus on acquiring a diversified portfolio of properties that are strategically located or important to the tenant’s business. We believe that our highly diversified portfolio provides us with acquisition flexibility, positioning us for significant growth, and helps mitigate the risks inherent in concentrated ownership in only one or a few property types, geographies, tenants, or industries, including risks presented by tenant bankruptcies, adverse industry trends, and economic downturns in a particular geographic area.

•	Scalable Net Lease Platform Well Positioned for Significant Growth. With 71 employees who have extensive net lease expertise and significant experience managing our portfolio, our platform is highly scalable. We have developed leading institutional capabilities across origination, transaction negotiation and documentation, underwriting, financing, and property and asset management. In tandem with our highly diversified portfolio, we have structured our acquisition group in teams of experienced, dedicated industry specialists focused on each of our core property types. Given our team and organizational structure, we expect that as our portfolio grows, we will experience limited increases in general and administrative expenses, as those expenses are expected to grow at a significantly slower rate than the overall portfolio and corresponding lease revenues.

•

Meaningful Value Creation and Risk Mitigation through Active Asset Management. Our asset and property management teams focus on creating value post-acquisition through active tenant engagement and risk monitoring and mitigation. We seek to create value through leveraging our strong tenant relationships facilitating additional investment opportunities, including opportunistically agreeing to fund or reimburse certain of our tenants for expansion and improvement costs at our properties in exchange for contractually specified rent increases or term extensions. Approximately 88.2% of our ABR is received from tenants that are required to periodically provide us with certain financial information. An additional 4.4% of our ABR is received from tenants that are public companies, and required to file financial statements with the SEC. We believe this enhances our ability to actively monitor our investments, negotiate lease renewals, and proactively manage our portfolio to protect stockholder value.

•

Strong Balance Sheet with Investment Grade Credit Rating. We have strengthened our balance sheet through our conservative leverage profile, diversified real estate investment portfolio, access to capital, and earnings stability provided by the creditworthiness of our tenants. We continue to focus on lengthening our debt maturity profile to better align with our portfolio’s lease terms, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. Our fiscal strength has enabled us to build a portfolio that is greater than 95% unencumbered on a gross assets basis, with 638 unencumbered properties and approximately $112.2 million of mortgage debt on the remaining properties. Our disciplined ownership and operation of our business is reflected in our investment grade credit rating from Moody’s Investors Service (“Moody’s”) of Baa3 with a stable outlook. We believe we are well positioned to grow our portfolio successfully while maintaining an attractive leverage profile.

•

Experienced and Innovative Senior Leadership Team with Proven Net Lease Track Record. Our senior management team has significant net lease real estate, public company, finance, and capital markets experience. Our Chief Executive Officer, Christopher J. Czarnecki, has over 13 years of experience in the real estate industry and joined us in 2009. Our senior management team also has a strong track record working together and collectively managing our business, operations, and portfolio, having acquired $2.9 billion of net leased real estate since 2015. Our senior management team also has an extensive network of relationships in the net lease real estate business, as well as in the investment banking, real estate broker, financial advisory, and lending communities, which will continue to underpin the expansion of our platform. Our Chief Financial Officer, Ryan M. Albano, who joined us in 2013, has extensive experience in finance and real estate and has significantly contributed to our debt capital markets strategy, particularly since becoming our Chief Financial Officer in 2017, having executed more than $2 billion of debt transactions in that time. Our Chief Investment Officer, Sean T. Cutt, who joined us in 2012, has extensive experience in real estate and has led the sourcing, underwriting, and execution of our acquisitions and dispositions strategies since 2016. Our Chief Operating Officer, John D. Moragne, who joined us in 2016, has extensive experience in real estate and corporate operations, and was instrumental in leading our transition to a public reporting company in 2017.

Our Business and Growth Strategies

Our primary business objectives are to maximize cash flows, the value of our portfolio, and total returns to our stockholders through pursuit of the following business and growth strategies:

•

Internal Growth through Long-Term Net Leases with Strong Contractual Rent Escalations. We seek to enter into long-term net leases that include strong rent escalations over the lease term. As of December 31, 2019, substantially all of our portfolio (based on ABR) was subject to net leases, our leases had an ABR weighted average remaining lease term of approximately 11.5 years, excluding renewal options, and approximately 98.4% of our leases had contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.

•

Disciplined and Targeted Acquisition Growth While Maintaining Our Diversified Portfolio. We plan to continue our disciplined and targeted acquisition strategy to identify properties that are both individually compelling and contribute to our portfolio’s overall diversification based on property type, geography, tenant, and industry. We also are highly focused on growing our business where we can capture the best opportunities across different property types while maintaining the overall diversity of our portfolio. We believe our reputation, in-depth market knowledge, and extensive network of established relationships in the net lease industry will continue to provide us access to potential attractive investment opportunities.

•

Selectively Identify Attractive Adjacent Opportunities to Our Core Property Types. We have and will continue to seek attractive adjacent opportunities to our core property types in the net lease space, which have historically provided us the opportunity to earn higher relative returns. For example, in 2015, we began acquiring and structuring long-term net leases for laboratory facilities, veterinary clinics, and cold storage facilities prior to what we believe was the more general market acceptance of these asset types in the healthcare and industrial sectors. We intend to continue opportunistically employing this strategy where we believe we can generate appropriate risk-adjusted returns for our stockholders on a long-term basis.

•

Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads, limit interest rate sensitivity, and align with our lease terms.

•

Proactively Manage Our Portfolio. We believe our proactive approach to asset management and property management helps enhance the performance of our portfolio through risk mitigation strategies and opportunistic sales. We believe that our proactive approach to asset management enables our platform to identify and address any issues, including determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Our Real Estate Investment Portfolio

To achieve an appropriate risk-adjusted return, we maintain a diversified portfolio of real estate spread across multiple property types, geographic locations, tenants, and industries. As of December 31, 2019, we had a diversified portfolio of 645 properties located in 41 states and one property located in Canada that were occupied by 186 different tenants and provided ABR of $292.1 million.

As of December 31, 2019, our top ten tenants (based on ABR) represented only 19.6% of our ABR and included Art Van Furniture, Red Lobster, Jack’s Family Restaurants, Axcelis, Hensley, Outback Steakhouse, Krispy Kreme, BluePearl, Big Tex Trailer Manufacturing, and Siemens.

As of December 31, 2019, approximately 99.8% of our portfolio’s rentable square footage, representing all but four of our properties, was subject to a lease. Our cash flows from operations are primarily generated through our real estate investment portfolio and the monthly lease payments received under our long-term leases with our tenants.

Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for two of our properties, representing approximately 0.3% of our ABR, will expire during 2020. As of December 31, 2019, the ABR weighted average remaining term of our leases was approximately 11.5 years, excluding renewal options. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 59% of our rental revenue was derived from leases that expire during 2030 and thereafter. As of December 31, 2019, no more than 9% of our rental revenue was derived from leases that expire in any single year prior to 2030.

Investment Guidelines

We seek to acquire primarily freestanding, single-tenant commercial real estate properties located in the United States, with a target size for individual property acquisitions of up to approximately $100 million. We generally seek to invest in properties that are under lease and fully occupied at the time of acquisition. We also seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in rental income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we expect to take into account the percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating acquisition opportunities, we may also pursue opportunistic investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will generally not result in any one tenant representing more than 5% of ABR.

We are focused primarily on investing in the industrial, healthcare, restaurant, office, and retail property types. Within each property type, we target specific acquisition opportunities in a highly selective manner.

•

Industrial. We focus on single-tenant manufacturing, warehouse and distribution facilities, refrigerated storage, flex-space, food processing, and research and development facilities where the tenant has a strong credit profile and experienced management team. We look for industrial assets where the real estate is mission critical to the tenant’s operations, where the property sits on an essential or strategic location for the tenant, and where it would be difficult or more expensive for the tenant to relocate. We look for industrial properties that are located in close proximity to major transportation thoroughfares such as airports, ports, railways, major freeways or interstate highways.

•

Healthcare. We focus on single-tenant medical office buildings, large regional physician practices, and off-campus clinics affiliated with major health systems, as well as laboratories, ambulatory surgical centers, service-type locations such as dental and dialysis centers, and animal health service clinics. We primarily focus on healthcare properties that have substantial tenant investments like special regulatory permits and buildouts that would make relocation difficult or costly. We look for healthcare properties that are mission critical to tenant operations, generally located adjacent to or near hospital campuses or other medical facilities, and where the tenant has a strong credit profile and is not easily displaced by regulatory changes. In certain instances, we will seek additional credit enhancements to augment the credit of the tenant. In states where a certificate of need statute exists, we ensure that our sites carry this designation to maintain long-term viability.

•

Restaurant. We focus our restaurant investments primarily in single-tenant quick service restaurant and casual dining properties, with an emphasis on restaurants that are located in strong retail markets. We underwrite restaurant properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

•

Office. We focus on single-tenant corporate headquarters, call centers, and mission-critical business operations with creditworthy tenants where the property is strategically located or important to the tenant’s business. Key considerations for us when making office investments include a strong tenant credit profile, previous tenant investment in the property, occupancy costs relative to the market, divisibility of the space, and cost associated with repositioning the space upon lease expiration.

•

Retail. We focus on e-commerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our retail investments are primarily in single-tenant, net leased retail establishments in the home furnishings, automotive, and general merchandise industries, with an emphasis on market presence and necessity shopping. We underwrite retail properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenant generally is obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). We seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property type and less relevant to our other property types, such as healthcare and industrial. Additionally, when we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2019, master leases contributed approximately 36.0% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.1% of our restaurant property ABR (166 of our 249 restaurant properties), and 67.2% of our retail property ABR (85 of our 129 properties).

As of December 31, 2019, approximately 88.2% of our ABR was received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 4.4% of our ABR was received from tenants that are public companies, which are required to file financial statements with the SEC, although they are not required to provide us with specified financial information under the terms of our lease.

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2019, leases contributing approximately 98.4% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2019 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (1)
Annually	81.7%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.6%	2.7%
Every 4 years	1.4%	2.4%
Every 5 years	7.4%	2.0%
Other escalation frequencies	5.2%	1.7%
Flat	1.6%	N/A
Total/Weighted Average (2)	100.0%	2.1%

(1)

Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2019, leases contributing 10.7% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.

(2)	Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2019, are displayed in the following chart:

If requested by a tenant, we may, subject to the tenant’s history, creditworthiness, and other relevant considerations, agree to reimburse or provide a loan to the tenant for property expansion or improvement costs that it incurs in connection with improvements at a property, 100% of which it leases from us. In exchange for such reimbursement or loan, we generally receive contractually specified rent that increases proportionally with our funding. For example, we may agree to reimburse a tenant, up to a specified amount, for property expansion or improvement costs that it incurs in improving a commercial facility on its property. Generally, as we reimburse the tenant for property expansion or improvement costs, the rent will increase proportionally with our funding, which generally allows us to achieve a consistent cash yield on our funding throughout improvement.

Tax Status

We elected to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, (as amended, the “Code”) beginning with our taxable year ended December 31, 2008. We believe that as of such date we have been organized and have operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes. We intend to continue to be organized and operate in such a manner.

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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, mortgage bankers, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

During 2019, we had no employees. Effective upon the completion of the Internalization on February 7, 2020, we had 71 full-time employees, comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business.

Legal Proceedings

We may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Since our organization in 2007, we have not been a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, or results of operations if determined adversely to us.

Principal Executive Offices

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500. Upon closing of the Internalization, we occupy approximately 24,072 square feet of space leased from Clinton Asset Holding Associates, L.P. (“CAHA”), an affiliated third party. Amy Tait, our Chairman and a member of our board of directors, and members of her immediate family own interests in CAHA. We believe that our offices are adequate for our present and currently planned future operations and that adequate additional space will be available if needed in the future.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage and, in certain instances, general or specific (e.g., flood) property-level insurance coverage on certain properties or pursuant to the terms of certain of our leases. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

Regulation

General. Our investments are subject to various laws, ordinances, and regulations, including, among other things, fire and safety requirements, zoning regulations, land use controls, and environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts. We believe that we have all permits and approvals necessary under current law to operate our investments.

Americans with Disabilities Act. Under Title III of the ADA, and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state, and local laws, may require modifications to properties we currently own or may purchase, or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our lease, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Environmental Matters

Federal, state, and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up, and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator, or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up, and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties currently are or were used in the past for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges, and exposure to lead-based paint. Such laws may impose fines or penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. Any of the foregoing matters could have a material adverse effect on us.

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping, and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling, and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.

Before completing any property acquisition, we typically obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-13) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state, and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title, and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope. If, however, recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater sampling or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historical operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances, or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance, and various other factors we deem relevant (e.g., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us). Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of lessee’s violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Implications of Being an Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we have not made a determination whether to take advantage of any or all of these exemptions, we have irrevocably opted-out of the extended transition period afforded to emerging growth companies in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we will comply with new or revised accounting standards on the same time frames as other public companies that are not emerging growth companies.

We expect to remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.07 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.”

Company Information

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

We have adopted our Code of Ethics to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board’s Independent Directors Committee, Audit Committee, and Nominating and Corporate Governance Committee. Amendments to, and waivers granted to our directors and executive officers under our codes of ethics, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 800 Clinton Square, Rochester, New York 14604. Stockholders may also call (585) 287-6500.

The information about our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1A.	Risk Factors.

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. You should consider carefully the risks described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Properties

Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.

Our portfolio consists primarily of single-tenant net leased properties and we are dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.

This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2019, master leases contributed approximately 36.0% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.1% of our restaurant property ABR (166 of our 249 restaurant properties), and 67.2% of our retail property ABR (85 of our 129 properties). A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our organic growth and materially and adversely affect us.

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2019, the ABR weighted average remaining term of our leases was approximately 11.5 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our organic growth and materially and adversely affect us.

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.

Our growth strategy depends significantly on acquiring new properties. Since 2015, our team has acquired more than $500 million of net leased real estate each year, with approximately $1 billion during 2019. Our ability to grow requires us to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in the future. If we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us.

We may not achieve the total returns we expect from our future acquisitions, which could materially and adversely affect us.

As we pursue our growth strategy, we may encounter increasingly difficult market conditions that place downward pressure on the total returns we can achieve on our investments. Accordingly, future acquisitions may have lower yield characteristics than past and present opportunities. To the extent that our future growth is achieved through acquisitions that yield lower returns, it could materially and adversely affect us. In addition, if we fund future acquisitions with equity issuances, the dilutive impact could outweigh the benefits of acquisitions that achieve lower returns, which could materially and adversely affect us.

We may not be able to obtain acquisition financing or obtain other capital from third-party sources on favorable terms or at all, which could materially and adversely affect our growth prospects and our business.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	the performance of our portfolio;
•	our cash flow and cash distributions; and
•	the value of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, or satisfy our debt service obligations, which could materially and adversely affect us.

 Our acquisition volume may not be consistent on a quarterly basis, which may not meet investors’ expectations and could negatively impact the value of our common stock.

Our team has acquired more than $500 million of net leased real estate every year since 2015, with approximately $1 billion during 2019. However, our acquisition volume within each year has not always been consistent on a quarterly basis. For example, for the year ended December 31, 2019, we completed acquisitions totaling approximately $1.0 billion, but $735.7 million of that total represented a single portfolio acquisition that we completed in the third quarter. Similar to our experience in 2019, our acquisition volume in the future may not be consistent on a quarterly basis. As a result, our acquisition results that we report on a quarterly basis may not meet investors’ expectations and could negatively impact the value of our common stock.

Any expansion into adjacent opportunities to our core property types may prove to be unsuccessful, which could harm our growth prospects and materially and adversely affect us.

We may seek to capture adjacent opportunities to our core property types in the net lease space. Adjacent property types may not provide us with the opportunity to earn higher returns relative to more traditional assets in our core property types. In order to be successful in capturing adjacent opportunities, we will be required to carefully analyze and develop selection criteria taking into account different competitive and operating conditions. As a result, pursuing adjacent opportunities inherently involves more risk. If we are unsuccessful in identifying compelling opportunities, it could harm our growth prospects and materially and adversely affect us.

We may not be able to effectively manage our growth and any failure to do so could materially and adversely affect us.

Since 2015, we have grown rapidly, acquiring a total of $2.9 billion of net leased real estate. Our growth strategy depends significantly on continued growth through acquisitions. Our future operating results will depend on our ability to effectively manage this growth. To accomplish this, we will need to:

•	invest in enhanced operational systems that can scale as our portfolio grows in size;
•	attract, integrate, and retain operations personnel as our Company grows in complexity; and
•	identify and supervise a number of suitable third-parties to provide services to us.

We cannot provide any assurance that we will be able to effectively manage our growth, which could materially and adversely affect us.

As we continue to acquire properties pursuant to our growth strategy, our portfolio may become less diversified which could materially and adversely affect us.

In pursuing our growth strategy, we may acquire properties that cause our portfolio to become less diversified. If our portfolio becomes less diverse, our business may become subject to greater risk, including tenant bankruptcies, adverse industry trends, and economic downturns in a particular geographic area. As a result, if any such risks of a less diversified portfolio are realized, we could be materially and adversely affected.

We face increasing competition for acquiring properties from both publicly-traded REITs and private equity investors that may have greater resources than we do, which could materially and adversely affect us.

We are facing increasing competition from other entities engaged in real estate investment activities, including publicly-traded REITs, private and institutional real estate investors, sovereign wealth funds, banks, mortgage bankers, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our growth strategy. Any failure to grow through acquisitions as a result of the increasing competition we face could materially and adversely affect us.

We face significant competition for tenants, which could materially and adversely affect us, including our occupancy, rental rates, results of operations, and business.

We compete with numerous developers, owners, and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain tenants when our leases expire.

Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.

The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us.

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our Chief Executive Officer, Christopher J. Czarnecki. Mr. Czarnecki has extensive market knowledge and relationships and exercises substantial influence over our operational, financing, acquisition, and disposition activity. If we lost his services, our network of external relationships and resources would be materially diminished.

Our current senior management team has worked together and collectively managed our business, operations, and portfolio since 2015 and has a strong investment track record having acquired $2.9 billion of net leased real estate since 2015. Many of our other key executive personnel, particularly our senior management team, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training key personnel, and arranging necessary financing. The departure of any member of senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, which could materially and adversely affect us.

Our portfolio is concentrated in certain states, particularly Texas and Illinois, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.

As of December 31, 2019, approximately 33.4% of our ABR came from properties in our top five states: Texas (10.2%), Illinois (6.8%), Michigan (5.8%), Florida (5.4%), and Wisconsin (5.2%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, healthcare, restaurant, office, and retail properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

 Our portfolio is also concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.

As of December 31, 2019, approximately 43.2% of our ABR came from industrial properties, 19.5% from healthcare properties, 15.8% from restaurant properties, 9.8% from office properties, and 9.6% from retail properties. Any adverse developments in one or more of these property types could materially and adversely affect us. For example, if our retail tenants suffer weakening demand for their goods, it could adversely affect their ability to meet their rent and other obligations under their leases with us. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated property types could materially and adversely affect us.

The decrease in demand for restaurant and retail space may materially and adversely affect us.

As of December 31, 2019, leases representing approximately 15.8% of our ABR were with tenants in the restaurant industry and 9.6% of our ABR were with tenants in the retail industry. In the future, we may acquire additional restaurant and retail properties. Accordingly, decreases in the demand for restaurant and/or retail spaces may have a greater adverse effect on us than if we had fewer investments in these industries. The market for restaurant and retail space has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, and the excess amount of restaurant and retail space in a number of markets. For example, in recent years a number of companies in the restaurant industry have declared bankruptcy, gone out of business, or significantly reduced the number of their locations. As a result, we have experienced, and expect to continue to experience, challenges with some of our restaurant tenants, and have recorded asset impairments, which were immaterial on a consolidated basis, on certain assets as a result of increased credit losses.

Similarly, the ongoing impacts of the disruption in the retail industry, particularly adverse changes in consumer spending and consumer preferences for particular goods, services, or store-based retailing could severely impact retail tenants’ ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns and the increase in consumer adoption and use of mobile electronic devices. Further, our assessment that certain businesses are insulated from such e-commerce pressure may prove to be incorrect. To the extent that these conditions continue in the retail and restaurant industries, they are likely to negatively affect market rents for such properties and could materially and adversely affect us.

A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could reduce the demand for our properties, which in turn could materially and adversely affect us.

A significant portion of our portfolio is leased to tenants operating businesses at our properties that rely on discretionary consumer spending. Restaurants (including quick service and casual and family dining) represent the largest industry in our portfolio. Art Van Furniture, Red Lobster Hospitality, Jack’s Family Restaurants, Outback Steakhouse, and Krispy Kreme are among the most significant tenants in our portfolio. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. A downturn in the economy could cause consumers to reduce their discretionary spending, which could have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us.

If one or more of our top 20 tenants, which together represented approximately 32.6% of our ABR as of December 31, 2019, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2019, our top 20 tenants together represented 32.6% of our ABR. Our largest tenant is Art Van Furniture, a home furnishings store, which leases 10 properties that in the aggregate represent approximately 2.8% of our ABR. Our top 20 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.

We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2019, two leases representing approximately 0.3% of our ABR will expire during 2020. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2019, four of our properties, representing approximately 0.2% of our total rentable square footage, were unoccupied. We may experience difficulties in leasing this vacant space on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

Our business is subject to significant re-leasing risk, particularly for specialty properties that may be suitable for only one use.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. In particular, our specialty properties are designed for a particular type of tenant or tenant use. If tenants of specialty properties do not renew or default on their leases, we may not be able to re-lease properties without substantial capital improvements, which may be significant. Alternatively, we may not be able to re-lease or sell the property without such improvements, or may be required to reduce the rent or selling price significantly. This potential illiquidity may limit our ability to modify quickly our portfolio in response to changes in economic or other conditions, including tenant demand. Such occurrences could materially and adversely affect us.

We may experience a higher number of tenant defaults because we lease most of our properties to unrated tenants.

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2019, only approximately 15.7% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. To evaluate tenant credit risk, we utilize a third-party model to help us determine a tenant’s implied credit rating when a public rating is not available. However, a rating from this model is not the same as a published credit rating and lacks extensive company participation that is typically involved when a rating agency publishes a rating. Therefore, such rating may not be as indicative of creditworthiness as a rating published by a nationally recognized statistical rating organization. Tenant credit ratings, public or implied, however, are only one component of how we assess the risk of tenant insolvency. We also use our own internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. If our assessment of credit quality proves to be inaccurate, we may experience one or more tenant defaults, which could have a material adverse effect on us.

Any failure of one or more tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. As of December 31, 2019, approximately 88.2% of our ABR comes from tenants that are required to periodically provide us with specified financial information. An additional 4.4% of our tenants (based on ABR) are public companies that are required to file financial statements with the SEC, although they are not required to provide us with specified financial information under the terms of our lease. Ratings or conclusions derived from both our third-party credit rating model and our internal teams rely on such information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

We could face potential adverse effects from the bankruptcies or insolvencies of our tenants.

If a tenant, or the guarantor of a lease of a tenant, commences, or has commenced against it, any legal or equitable proceeding under any bankruptcy, insolvency, receivership, or other debtor’s relief statute or law (collectively, a “bankruptcy proceeding”), we may be unable to collect all sums due to us under that tenant’s lease or be forced to “take back” a property as a result of a default or a rejection of a lease by a tenant in a bankruptcy proceeding. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. Any or all of the lease obligations of our tenants, or any guarantor of our tenants, could be subject to a bankruptcy proceeding which may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If our lease is rejected by a tenant in bankruptcy, we may only have a general unsecured claim against the tenant and may not be entitled to any further payments under the lease. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. A bankruptcy proceeding could hinder or delay our efforts to collect past due balances and ultimately preclude collection of these sums, resulting in a decrease or cessation of rental payments, which could materially and adversely affect us.

Some of our customers operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

As of December 31, 2019, 75.0% of our restaurant property tenants operated under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

Security breaches and other technology disruptions could compromise our information systems and expose us to liability, which could materially and adversely affect us.

Information security risks generally have increased in recent years due to the increased technological sophistication and activities of perpetrators of cyber-attacks. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and our employees, and financial and strategic information about us. We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, potential liability, and competitive disadvantage. Any of the above risks could materially and adversely affect us.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.

If interest rates increase, so could our interest costs for any new debt and our existing variable-rate debt obligations. Absent a simultaneous increase in acquisition yields, this increased cost could make the financing of any acquisition more expensive and lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. See “Risks Related to Debt Financing” for additional information. In addition, an increase in interest rates could decrease the access current and prospective tenants have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability, if necessary, to reposition our portfolio promptly in response to changes in economic or other conditions. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.

Our properties may be subject to impairment charges.

We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2019, 2018, and 2017, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Critical Accounting Polices – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.

Changes in accounting standards may materially and adversely affect us.

From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2019, we were party to tax protection agreements covering three properties. Based on values as of December 31, 2019, taxable sales of the applicable properties would trigger liability under the agreements of approximately $12.3 million. In addition, in connection with the Internalization, we entered into the Founding Owners’ Tax Protection Agreement. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time, or on terms, that would be favorable absent such restrictions.

 Certain provisions of our leases or loan agreements may be unenforceable, which could materially and adversely affect us.

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

We may become subject to litigation, which could materially and adversely affect us.

In the future we may become subject to litigation, including, but not limited to, claims relating to our operations, past and future securities offerings, corporate transactions, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

A failure to maintain effective internal controls could materially and adversely affect us.

Effective internal controls over financial reporting, disclosures, and operations are necessary for us to provide reliable financial reports and public disclosures, effectively prevent fraud, and operate successfully. If we cannot provide reliable financial reports and public disclosures or prevent fraud, our reputation and operating results would be harmed. Our internal controls over financial reporting and our operating internal controls may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, management override of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy, public disclosures, and safeguarding of assets. Any failure of these internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, could result in decreased investor confidence in the accuracy and completeness of our financial reports and public disclosures, civil litigation, or investigations by the SEC or other regulatory authorities, and we could fail to meet our reporting obligations, which could materially and adversely affect us.

A limited number of our leases may require us to pay property-related expenses that are not the obligations of our tenants, which could materially and adversely affect us.

Under the terms of substantially all of our leases, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance, maintenance, repairs, and capital costs in addition to satisfying their rent obligations. Under the provisions of a limited number of our existing leases and leases that we may enter into in the future, however, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs, and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders and unitholders may be reduced.

 The costs of environmental contamination or liabilities related to environmental laws may materially and adversely affect us.

There may be known or unknown environmental liabilities associated with properties we previously owned, currently own, or may acquire in the future. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as industrial properties or auto parts and auto service businesses using petroleum products, paint, machine solvents, and other hazardous materials. We typically undertake customary environmental diligence prior to our acquisition of any property, including obtaining Phase I environmental site assessments. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own.

The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease, or improve the property, or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Our environmental liabilities may include property and natural resources damage, personal injury, investigation, and clean-up costs, among other potential environmental liabilities. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Although our leases generally require our tenants to operate in compliance with all applicable federal, state, and local environmental laws, ordinances, and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to liability, as a current or previous owner of real estate, including strict liability, by virtue of our ownership interest and may be required to remove or remediate hazardous or toxic substances on, under, or in a property. Further, there can be no assurance that our tenants, or the guarantor of a lease, could or would satisfy their indemnification obligations under their leases. We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property. The cost of compliance or defense against claims from a contaminated property could materially and adversely affect us.

We could become subject to liability for asbestos-containing building materials in the buildings on our property, which could cause us to incur additional expenses.

Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health, and safety laws require that owners or operators of or employers in buildings with asbestos-containing materials (“ACM”) properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM, and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation, or demolition. These laws may impose fines and penalties on employers, building owners, or operators for failure to comply with these laws. In addition, third parties may seek recovery from employers, owners, or operators for personal injury associated with exposure to asbestos. If we become subject to any of these penalties or other liabilities as a result of ACM at one or more of our properties, it could have a material adverse effect on us.

Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or personal injury occurs. Thus, conditions related to mold or other airborne contaminants could have a material adverse effect on us.

Risks Related to Investments in Real Estate

Our operating results are affected by economic and regulatory changes that impact the commercial real estate market in general.

Our core business is the ownership of commercial real estate that is net leased on a long-term basis to businesses in the industrial, healthcare, restaurant, office, and retail sectors. Accordingly, our performance is subject to risks generally attributable to the ownership of commercial real property, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy, financial difficulties, or lease defaults by tenants;
•

changes in global, national, regional, or local economic, demographic, or real estate market conditions in the markets in which we operate, including the supply and demand for single-tenant space in the industrial, healthcare, restaurant, office, and retail sectors;

•	increased competition for real property investments targeted by our investment strategy;
•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
•	inability to lease or sell properties upon expiration or termination of existing leases and renewal of leases at lower rental rates;
•	the subjectivity of real estate valuations and changes in such valuations over time;
•	the illiquid nature of real estate compared to most other financial assets;
•	changes in laws, government rules, regulations, and fiscal policies, including changes in tax, real estate, environmental, and zoning laws;
•	changes in interest rates and availability of financing, including changes in the terms of available financing such as more conservative loan-to-value requirements and shorter debt maturities;
•	unexpected expenditures relating to physical or weather-related damage to properties;
•	the potential risk of functional obsolescence of properties over time;
•	acts of terrorism and war;
•	acts of God and other factors beyond our control; and
•	competition from other properties.

The factors described above are out of our control, and we are unable to predict future changes in such factors. Any negative changes in these factors may cause the value of our real estate to decline, which could materially and adversely affect us.

Global market and economic conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.

Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates, and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

Our real estate investments are illiquid.

Because real estate investments are relatively illiquid, our ability to adjust our portfolio promptly in response to economic, financial, investment, or other conditions may be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition, or refinancing at attractive prices within any given period of time, or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations, or fiscal policies of the jurisdiction in which the property is located. Further, certain significant expenditures generally do not change in response to economic or other conditions, such as (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. The inability to dispose of a property at an acceptable price or at all, as well as the combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us.

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events could materially and adversely impact us.

Natural disasters, terrorist attacks, other acts of violence or war, or other catastrophic events (e.g., hurricanes, floods, earthquakes, or other types of natural disasters or wars or other acts of violence) could cause damage to our properties, materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease, or result in increased volatility in the U.S. and worldwide financial markets and economy. Such occurrences also could result in or prolong an economic recession in the United States. We own properties in regions that have historically been impacted by natural disasters and it is probable such regions will continue to be impacted by such events. If a disaster occurs, we could suffer a complete loss of capital invested in, and any profits expected from, the affected properties. Any of these occurrences could materially and adversely affect us.

We face risks associated with climate change, which could materially and adversely impact us.

As a result of climate change, our properties in certain markets could experience increases in storm intensity, flooding, drought, wildfires, rising sea levels, and extreme temperatures. The potential physical impacts of climate change on our properties are uncertain and would be particular to the geographic circumstances in areas in which we own property. Over time, these conditions could result in volatile or decreased demand for certain of our properties or, in extreme cases, the inability of our tenants to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance (or making insurance unavailable), increasing the cost of energy at our properties, or requiring us to spend funds to repair and protect our properties against such risks.

Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or other laws or regulations relating to reduction of carbon footprints and/or greenhouse gas emissions, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. Any of these occurrences could materially and adversely impact us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants are required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. In addition, if uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.

Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.

Our costs of compliance with laws and regulations may reduce the investment return of our stockholders.

All real property and the operations conducted on real property are subject to numerous federal, state, and local laws and regulations. We cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect us or our properties, including, but not limited to, environmental laws and regulations and the Americans with Disabilities Act (“ADA”). Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities, and could cause a material adverse effect on us.

Compliance with the ADA may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected. We could be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.

Compliance with fire, safety, environmental, and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

We are required to operate our properties in compliance with fire and safety regulations, building codes, environmental regulations, and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking improvements of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or improvements, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.

Risks Related to Debt Financing

As of December 31, 2019, we had approximately $2.0 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2019, we had an approximately $2.0 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gains), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•

cash interest expense and financial covenants relating to our indebtedness, including a covenant in our Revolving Credit Facility that restricts us from paying distributions if an event of default exists, other than distributions required to maintain our REIT status, may limit or eliminate our ability to make distributions to our common stockholders;

•

we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	because a portion of our debt bears interest at variable rates, increases in interest rates would increase our interest expense;
•

we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•

we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;
•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•	our default under any loan with cross default provisions could result in a default on other indebtedness.

The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to obtain debt financing on commercially reasonable terms and adversely impact our ability to implement our investment strategy and achieve our investment objectives.

The United States and global financial markets have experienced significant volatility and disruption in the past. During the mid-2000’s, there was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates, and lower property values. Recently, capital has been more available, and the overall economy has improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could make financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing, as well as impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. Uncertainty in the credit markets also could negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

Market conditions could adversely affect our ability to refinance existing indebtedness on acceptable terms or at all, which could materially and adversely affect us.

We use external financing to refinance indebtedness as it matures and to partially fund our acquisitions. Credit markets may experience significant price volatility, displacement, and liquidity disruptions, including the bankruptcy, insolvency, or restructuring of certain financial institutions. As a result, we may be unable to fully refinance maturing indebtedness with new indebtedness, which could materially and adversely affect us. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us and our ability to make distributions to our stockholders.

We may incur mortgage debt on a particular property, which may subject us to certain risks, and the occurrence of any such risk could materially and adversely affect us.

We may incur mortgage debt on a particular property, especially if we believe the property’s projected cash flow is sufficient to service the mortgage debt. In addition, incurring mortgage debt may increase the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any of the proceeds. We may give full or partial guarantees to lenders to the OP or its affiliates. If we give a guaranty on behalf of the OP, we will be responsible to the lender for satisfaction of the debt if it is not paid by the OP. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one of our real properties may be affected by a default. If any of our properties are foreclosed upon due to a default, we could be materially and adversely affected.

An inability to refinance existing mortgage debt as it matures could materially and adversely affect us.

Since the mortgage loans secured by certain of our properties amortize over a period longer than their maturity, we will owe substantial amounts of principal on the maturity of such loans. If we cannot refinance these loans on favorable terms, more of our cash from operations may be required to service the loans, properties may have to be sold to fund principal repayments, or properties may be lost to foreclosure, which could materially and adversely affect us.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

To reduce our exposure to variable-rate debt, we enter into interest rate swap agreements to fix the rate of interest as a hedge against interest rate fluctuations on floating-rate debt. These arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to any hedging arrangements we enter into may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future floating-rate borrowings may materially and adversely affect us.

 Our Revolving Credit Facility and term loan agreements contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2019, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

Further, these covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to forego investment opportunities, reduce or eliminate distributions to our common stockholders, or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

Failure to maintain our current credit rating could materially and adversely affect our cost of capital, liquidity, and access to capital markets.

The spread we pay over London Interbank Offered Rate (“LIBOR”) for our unsecured credit facilities is determined based upon our credit rating. In March 2016, Moody’s assigned the OP an investment grade credit rating of Baa3 with a stable outlook, which was re-affirmed most recently in August 2019. The rating is based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, and sustainability of cash flow and earnings. If we are unable to maintain our current credit rating it could adversely affect our cost of capital, liquidity, and access to capital markets. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis; a significant increase in the proportion of secured debt levels; a significant decline in our unencumbered asset base; and a significant decline in our portfolio diversification.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2019, we had approximately $1.4 billion of debt outstanding for which the interest rate was tied to LIBOR. Additionally, as of December 31, 2019, we had entered into interest rate swaps totaling $909.9 million that fix the LIBOR component of our debt through various tenors. On July 27, 2017, the Financial Conduct Authority (the “FCA”) that regulates LIBOR announced its intention to cease sustaining LIBOR after 2021. It is not possible to predict the effect of the FCA’s announcement, and there is currently no definitive information regarding the future utilization of LIBOR, including any changes in the methods by which LIBOR is determined, the frequency in which LIBOR is determined and published, or any other reforms to the determination and publication of LIBOR, or a potential transition from LIBOR to a successor benchmark. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows.

The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. We are not able to predict whether LIBOR will cease to be available after 2021 or whether SOFR will replace LIBOR as the market benchmark. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We are monitoring and evaluating the related risks which arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that it will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. We are in the process of reviewing our long-term debt agreements and interest rate swap contracts to identify those that do not contain fallback language to identify alternate interest rate indices that could be substituted for LIBOR should it be discontinued. All but one of our variable-rate term loan agreements contain such provisions. We plan to ensure that appropriate fallback language is included in future loan and swap contracts executed between now and 2021, and to amend existing contracts that extend beyond 2021 as necessary.

Risks Related to Our Organizational Structure

Our Charter contains provisions, including ownership and transfer restrictions, that may delay, discourage, or prevent a takeover or change of control transaction that could otherwise result in a premium price to our stockholders.

Our Charter contains various provisions that are intended to facilitate our qualification as a REIT. For example, our Charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential change of control transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock. As a result, these charter provisions may negatively impact the value of our common stock.

We may issue preferred stock or separate classes or series of common stock, which could adversely affect the holders of our common stock.

Our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and establish the preferences, rights, and powers of any such stock. As a result, our board of directors could authorize the issuance of preferred stock or separate classes or series of common stock with terms and conditions that could have priority, with respect to distributions and amounts payable upon our liquidation, over the rights of our common stock. The issuance of shares of such preferred or separate classes or series of common stock could dilute the value of an investment in shares of our common stock. The issuance of shares of preferred stock or a separate class or series of common stock could provide the holders thereof with specified dividend payments and payments upon liquidation prior or senior to those of the common stock, and could also have the effect of delaying, discouraging, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Termination of the employment agreements with certain members of our senior management team that became effective upon the Internalization could be costly.

The employment agreements with certain members of our senior management team that became effective upon the Internalization provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our Company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.

We may experience adverse consequences as a result of the Internalization.

The Internalization involved the termination of contractual arrangements with BRE, the onboarding of employees by us, and the assumption of contractual relationships and integration of services by us. There is no guarantee that the Internalization will be successful or achieve the results in the timeframe we expect or at all. In addition, as a self-managed REIT, we may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis, which may materially adversely affect us.

Our ability to recover any loss that we may suffer as a result of the Internalization may be limited.

On November 11, 2019, we, the OP, BRE, certain of BRE’s shareholders, and other related parties entered into the Merger Agreement relating to the Internalization. The Merger Agreement contained customary representations and warranties, including representations from BRE regarding, among other things, its organization, capitalization, operations, taxes, employee matters, and liabilities. The representations and warranties of the parties in the Merger Agreement did not survive the closing of the Internalization and any alleged inaccuracies in or breaches of these representations and warranties, including those made by BRE to us, will not serve as the basis for any post-closing indemnification claims. We purchased a representations and warranties insurance policy against which we will be able to make claims in the event that the representations and warranties of BRE or other parties to us prove to have been inaccurate. The insurance policy is subject to exceptions and limitations, and there can be no assurance that we would be able to successfully recover any loss that we may suffer arising from a breach of a representation or warranty under the Merger Agreement, and as a result, we may be materially adversely affected.

Our board of directors may change our investment and financing policies without stockholder approval, which could materially and adversely alter the nature of an investment in us.

The methods of implementing our investment policies and strategy may vary as new real estate development trends emerge, new investment techniques are developed, and market conditions evolve. Our investment and financing policies are exclusively determined by our board of directors and senior management team. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio, we generally intend to maintain on a sustained basis a modest leverage profile commensurate with our investment grade rating. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs and obligations. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations, and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director of a Maryland corporation will not have any liability in that capacity if he or she performs his or her duties in accordance with the applicable standard of conduct. Our Charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers are subject to monetary liability resulting only from:

•	actual receipt of an improper benefit or profit in money, property, or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our Company, your and our ability to recover damages from such director or officer will be limited. Our Charter and Second Amended and Restated Bylaws also require us to indemnify and advance expenses to our directors and our officers for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our Charter. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against such persons. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases, which would reduce the cash available for distributions.

We are a holding company with no direct operations and rely on funds received from the OP to pay liabilities.

We are a holding company and conduct substantially all of our operations through the OP. We do not have, apart from an interest in the OP, any independent operations. As a result, we rely on distributions from the OP to pay any distributions we might declare on shares of our common stock. We will also rely on distributions from the OP to meet any of our obligations, including any tax liability on taxable income allocated to us from the OP. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of the OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the OP and its subsidiaries’ liabilities and obligations have been paid in full.

Our UPREIT structure may result in potential conflicts of interest between the interests of our stockholders and members in the OP, which may materially and adversely impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the OP or any future member thereof, on the other. Our directors and officers have duties to our Company under applicable Maryland law in connection with the management of our Company. At the same time, we, as the managing member of the OP, will have fiduciary duties and obligations to the OP and its members under New York law and the limited liability company agreement of the OP in connection with the management of the OP. Our fiduciary duties and obligations, as the managing member of the OP, and its members may come into conflict with the duties of our directors and officers to our Company.

 While we intend to avoid situations involving conflicts of interest, there may be situations in which the interests of the OP may conflict with the interests of us. These conflicts may be resolved in a manner stockholders do not believe is in their best interest.

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.07 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.”  We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of Sarbanes-Oxley requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations, and cause investors to lose confidence in our reported financial information. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on or prior to the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act.

 The value of an investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and, if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, the OP, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that would impose significant and onerous limitations on our operations, as well as require us to comply with various reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly alter our operations and significantly increase our operating expenses.

We believe that we, the OP, and the subsidiaries of the OP will not fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property through our wholly or majority-owned subsidiaries. Accordingly, we believe that we and the OP are and will be primarily engaged in the non-investment company business of such subsidiaries and therefore will not fall within the aforementioned definition of investment company.

To ensure that neither we nor any of our subsidiaries, including the OP, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, the OP, or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, the OP, and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of investment company. If we, the OP, or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock.

We elected to qualify to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, beginning with our taxable year ended December 31, 2008. We believe that we have been organized and operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with such year, and we intend to continue operating in such a manner. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate;
•	we also could be subject to the federal alternative minimum tax for taxable years beginning before January 1, 2018, and increased state and local income taxes;
•

unless we are entitled to relief under applicable statutory provisions of the Code, we could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost; and

•

for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

 Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. If this occurs, we may need to borrow funds or liquidate some of our properties in order to pay any applicable taxes. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to execute our growth strategy and raise capital, and could materially and adversely affect the value of our common stock.

Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. In addition, legislation, new regulations, administrative interpretations, or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

Even if we remain qualified as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we remain qualified as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state, and local income, property, and excise taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and our net capital gain), and to the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (computed without regard to the dividends paid deduction and including our net capital gain), we will be subject to U.S. federal corporate income tax on the undistributed income, as well as applicable state and local income taxes.

•

If we should fail to distribute, or fail to be treated as having distributed, with respect to each calendar year at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we would be subject to a 4% nondeductible excise tax on the excess of such required distribution over the sum of (a) the amounts actually distributed and (b) the amounts we retained and upon which we paid U.S. federal income tax at the corporate level.

•

If we have (i) net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying net income from foreclosure property, we will be subject to tax at the U.S. federal corporate income tax rate on such income. To the extent that income from “foreclosure property” is otherwise qualifying income for purposes of the 75% gross income test, this tax is not applicable.

•

If we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than sales of foreclosure property and sales that qualify for certain statutory safe harbors), such income will be subject to a 100% tax.

•

We may be subject to tax on gain recognized in a taxable disposition of assets acquired from a non-REIT C corporation by way of a carryover basis transaction, when such gain is recognized on a disposition of an asset during a 5-year period beginning on the date on which we acquired the asset. To the extent of any “built-in gain,” such gain will be subject to U.S. federal income tax at the federal corporate income tax rate. Built-in gain means the excess of (i) the fair market value of the asset as of the beginning of the applicable recognition period over (ii) our adjusted basis in such asset as of the beginning of such recognition period.

•

We may perform additional, non-customary services for tenants of our buildings through a taxable REIT subsidiary (“TRS”), including real estate or non-real estate related services; however, any earnings that exceed allowable limits related to such services are subject to federal and state income taxes.

In addition, TRSs will be subject to tax as regular corporations in the jurisdictions in which they operate.

If the OP fails to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the OP will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the OP would generally not be subject to U.S. federal income tax on its income. Instead, for U.S. federal income tax purposes, if the OP is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. The OP may be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the OP’s items of income, gain, loss, deduction, or credit at the partnership level. We cannot assure you that the IRS will not challenge the status of the OP or any other subsidiary partnership in which we own an interest as a disregarded entity or partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the OP or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the OP or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To satisfy the REIT distribution requirements, we may be forced to take certain actions to raise funds if we have insufficient cash flow which could materially and adversely affect us and the value of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, computed without regard to the dividends paid deduction and our net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income each year, computed without regard to the dividends paid deduction. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to satisfy these distribution requirements to maintain our REIT status and avoid the payment of income and excise taxes, we may need to take certain actions to raise funds if we have insufficient cash flow, such as borrowing funds, raising additional equity capital, selling a portion of our assets or finding another alternative to make distributions to our stockholders. We may be forced to take those actions even if the then-prevailing market conditions are not favorable for those actions. This situation could arise from, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our common stock. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the value of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the value of our common stock.

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

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

We may purchase properties and lease them back to the sellers of such properties. The IRS may take the position that certain of these sale-leaseback transactions that we treat as leases are not “true leases” but are, instead, financing arrangements or loans for U.S. federal income tax purposes.

If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests, or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. The primary risk relates to the disallowance of deductions for depreciation and cost recovery relating to such property, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution requirement that requires a REIT to distribute at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders that held our shares in the taxable year affected by the re-characterization.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the 20% rate applicable to “qualified dividends” except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself or generally attributable to income upon which we (or a predecessor) have paid U.S. federal corporate income tax. However, for non-corporate U.S. stockholders, ordinary dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as “qualified dividends” generally are eligible for a deduction of 20% of the amount of such ordinary REIT dividends, for taxable years beginning before January 1, 2026. More favorable rates will nevertheless continue to apply for regular corporate “qualified dividends.” Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

 The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of the 75% and 95% gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because any TRS in which we own an interest may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses may only be carried forward and may only be deducted against 80% of future taxable income in such TRS.

Complying with the REIT requirements may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income, and the amounts we distribute to our stockholders. In connection with the Internalization, we were treated as having acquired substantial amounts of goodwill that may not qualify for the 75% asset test. Compliance with these limitations, particularly given the goodwill that we acquire in the Internalization, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset test requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the REIT requirements. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

In certain circumstances, we may be liable for certain tax obligations of certain of the members of the OP.

In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions, we have entered or will enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited. With respect to the existing tax protection agreements with property contributors (excluding the Internalization), as of December 31, 2019, our potential indemnification obligation for the taxable sale of those properties is approximately $12.3 million.

In connection with the Internalization, we entered into the Founding Owners’ Tax Protection Agreement, pursuant to which we have agreed to indemnify the Founding Owners against the applicable income tax liabilities resulting from: (1) the sale, exchange, transfer, conveyance, or other disposition of the assets of BRE that we acquired in the Internalization (the “Contributed Property”) in a taxable transaction prior to February 7, 2030; and (2) our failure to offer the Founding Owners the opportunity to guarantee specific types of the OP’s indebtedness in order to enable them to continue to defer the applicable income tax liabilities associated with the allocation of that indebtedness. Our maximum liability under the Founding Owners’ Tax Protection Agreement is capped at $10 million. The aggregate built-in gain on the Contributed Property that would be allocable to the Founding Owners is estimated to be approximately $128.6 million.

The Blocker Corp Mergers may have adverse tax consequences.

As a general matter, notwithstanding that we qualify to be taxed as a REIT for U.S. federal income tax purposes, if we acquire appreciated assets from a non-REIT C corporation in a transaction in which the adjusted tax basis of the assets in its hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, we will be subject to entity-level tax on any gain recognized in connection with a disposition (such as a taxable sale) of any such assets during the 5-year period following such acquisition. In addition, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year.

Because each of Trident BRE Holdings I, Inc. and Trident BRE Holdings II, Inc. (the “Blocker Corps”) were taxable as a non-REIT C corporation and we acquired their appreciated assets in connection with the Internalization in transactions (the “Blocker Corp Mergers”) in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of each of the Blocker Corps prior to the Blocker Corp Mergers, we will be subject to corporate income tax on the “built-in gain” with respect to the Blocker Corps’ assets at the time of the Blocker Corp Mergers if we dispose of those assets in a taxable transaction within five years following the Blocker Corp Mergers. This built-in gain is measured by the difference between the value of the Blocker Corps’ assets at the time of the Blocker Corp Mergers and the adjusted basis in those assets. We estimate this built-in gain to be approximately $48.7 million. The assets of the Blocker Corps we acquired in the Blocker Corp Mergers are the Blocker Corps’ interests in BRE. When BRE merged into the OP in a tax-deferred transaction and the Blocker Corps received OP Units, the built-in gain associated with the Blocker Corps’ assets became represented as part of an intangible asset on our balance sheet. The disposition of that intangible asset in a taxable transaction within five years following the Blocker Corp Mergers could trigger a corporate income tax on that built-in gain. The most likely transaction in which that intangible asset is disposed of would be a sale of the OP (or our interest in the OP) in a taxable transaction. Thus, if the OP (or our interest in the OP) is sold in a taxable transaction within five years following the Blocker Corp Mergers, we could incur a corporate income tax on approximately $48.7 million of built-in gain.

Because the Blocker Corps were each taxable as a regular C corporation, we succeeded to any earnings and profits accumulated by the Blocker Corps for taxable periods prior to and including the Blocker Corp Mergers, referred to as “C corporation earnings and profits.” To qualify as a REIT, we cannot have any C corporation earnings and profits at the end of any taxable year. We estimate the C corporation earnings and profits of the Blocker Corps to be approximately $14.2 million in total at the time of the Blocker Corp Mergers and we expect to utilize a nationally recognized accounting firm to prepare a study to assist management in confirming that calculation. During 2020, we expect to make sufficient distributions in excess of our earnings and profits (including the C corporation earnings and profits from the Blocker Corps) so we will not have to pay a special dividend to eliminate such C corporation earnings and profits. In effect, the inclusion of the C corporation earnings and profits from the Blocker Corps will increase the portion of our distributions during 2020 that are taxable as dividends. However, if we were determined to succeed to more C corporation earnings and profits as a result of the Blocker Corp Mergers or we were to have less distributions than expected during 2020, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (i) sell assets at unfavorable prices, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, or (iv) make a taxable distribution of common stock as part of a distribution in which stockholders may elect to receive common stock  or cash (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. In addition, if we were to rely upon the remedial deficiency dividend procedures, we would be required to pay interest based on the amount of any such deficiency dividends.

In addition to the foregoing, as a result of the Blocker Corp Mergers, we inherited any liability with respect to unpaid taxes of each of the Blocker Corps for any periods prior to the Blocker Corp Mergers.

Changes to the U.S. federal income tax laws, including the recent enactment of certain tax reform measures, could have a material and adverse effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. No assurance can be given as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted.

In particular, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), for which only limited guidance has been issued to date, significantly reforms the Code with respect to the taxation of both individuals and corporate entities, and there are numerous interpretive issues and ambiguities that are not yet clearly addressed, which require further guidance, including possibly in some cases, technical corrections. It is unclear if and when such guidance will be forthcoming, or in the case of technical corrections, will be enacted. Future regulatory guidance and legislation may significantly affect the impact of the TCJA. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.

There may also be future changes in U.S. federal tax laws, regulations, rules, and judicial and administrative interpretations applicable to us and our business, the effect of which cannot be predicted. Our stockholders and prospective investors are urged to consult with their own tax advisors with respect to the TCJA and the status of other legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

 Risks Related to Ownership of Our Common Stock

In the absence of a public trading market for our common stock and the recent termination of our share redemption program, it will be difficult for our stockholders to sell shares of our common stock or otherwise obtain liquidity.

There is no current public market for our common stock, and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date, or at all. The shares of our common stock are not registered under the Securities Act or state securities laws and therefore cannot be resold unless they are subsequently registered under such laws or unless an exemption from registration is available. In addition, effective February 10, 2020, we terminated our previous share redemption program. Accordingly, our investors currently may not be able to sell their shares or otherwise liquidate their investment promptly, if at all.

We may not be able to make distributions to our stockholders at the times or in the amounts we expect, or at all.

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. However, we may not be able to continue to generate sufficient cash flow from our properties to permit us to make the distributions we expect. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can provide no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. For instance, our Revolving Credit Facility contains provisions that restrict us from paying distributions if an event of default exists, other than distributions required to maintain our REIT status. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of our board of directors, and their form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our board of directors deems relevant.

Distributions are expected to be based upon our FFO, AFFO, financial condition, cash flows and liquidity, debt service requirements, and capital expenditure requirements for our properties. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the value of our shares of our common stock.

We may change the dividend policy for our common stock in the future.

The decision to declare and pay dividends on our common stock, as well as the form, timing, and amount of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law, and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the value of our common stock.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.	Properties.

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for information concerning our properties.

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

Market Information

There is no established public trading market for our shares of common stock. There are no issued or outstanding options or warrants to purchase our common stock. Each outstanding OP Unit is convertible into one share of our common stock, subject to certain conditions and limitations. As of February 15, 2020, there were 26,852,775 shares of our common stock issued and outstanding and 3,056,560 OP Units issued and outstanding.

Stockholders

As of February 15, 2020, there were approximately 3,850 holders of shares of our common stock.

Determined Share Value

Historically, shares of common stock have been sold by us in a private offering at a price equal to the Determined Share Value, which is established at least quarterly by the committee of our board of directors comprised of our independent directors (“Independent Directors Committee”) based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the Independent Directors Committee may determine. The Independent Directors Committee bears sole responsibility for establishing the Determined Share Value. Our determination of NAV applies valuation definitions and methodologies prescribed by ASC 820, Fair Value Measurements and Disclosures, in order to fair value our net assets. Our net assets are primarily comprised of our investment in rental property and debt. Our net asset valuation also includes other assets and liabilities such as cash, interest rate swaps, and accounts payable, among others, and excludes intangible assets and liabilities. The values ascribed to our mortgages, unsecured notes, and interest rate swaps are marked to market each quarter. Members of our senior executive, portfolio management, accounting, and finance teams are responsible for performing the valuation process and computing the NAV. The Independent Directors Committee is responsible for overseeing the valuation process for the purpose of maintaining independence from conflicts of interest with the management group that determines the NAV. To assist in assessing management’s calculation of the NAV and the valuation of the investment in rental property in the determination of the Determined Share Value by the Independent Directors Committee, we engage a third-party valuation specialist to provide: (i) a high-level/negative assurance review of management’s quarterly portfolio valuation and estimated NAV calculation, which currently occurs as of the end of each of the first, second, and fourth quarters of each calendar year, (ii) a review of individual property appraisals, which are completed for each property on a rolling two-year basis, and (iii) a full positive assurance valuation and review of the portfolio, which currently occurs during the third quarter of each calendar year. The third-party valuation specialist is not responsible for determining the NAV. The positive and negative assurance provided by the third-party valuation specialist has generally found that the real estate values used to establish the Determined Share Values by the Independent Directors Committee have been reasonable and within market parameters.

The Determined Share Value at any given point in time is based on the NAV as of a historical balance sheet date. The following table presents our Determined Share Value as of the end of each quarter during the past two years, together with the corresponding NAV per diluted share as of the preceding quarter-end:

Period	NAV as of	NAV per diluted share	Determined Share Value
February 1, 2020 – April 30, 2020	December 31, 2019	$85.21	$85.00
November 1, 2019 – January 31, 2020	September 30, 2019	$84.12	$85.00
August 1, 2019 – October 31, 2019	June 30, 2019	$84.68	$85.00
May 1, 2019 – July 31, 2019	March 31, 2019	$85.57	$86.00
February 1, 2019 – April 30, 2019	December 31, 2018	$84.92	$85.00
November 1, 2018 – January 31, 2019	September 30, 2018	$85.66	$86.00
August 1, 2018 – October 31, 2018	June 30, 2018	$84.63	$85.00
May 1, 2018 – July 31, 2018	March 31, 2018	$83.14	$83.00
February 1, 2018 – April 30, 2018	December 31, 2017	$81.40	$81.00

The Determined Share Value is applied to outstanding shares prospectively, and is used for purchases, distribution reinvestment, and redemptions. On January 10, 2020, we suspended our private offering of our common stock until further notice and terminated our DRIP and share redemption program as of February 10, 2020. In arriving at the Determined Share Value, any differences from NAV are typically the result of the Independent Directors Committee’s understanding of current market conditions and review of assumptions used to value net assets by management in arriving at the NAV. The adjustments do not follow a systematic methodology, but instead allow the Independent Directors Committee to use judgment in determining whether temporary market fluctuations are indicative of changes in core real estate values. In arriving at the Determined Share Value, any differences from NAV for the periods presented above reflect the inherent imprecision in the valuation estimates.

The fair value of our investment in rental property is performed using the market approach, whereby we assign an implied market capitalization rate to derive the property valuations. Newly acquired properties are valued at purchase price for the first six months they are in the portfolio. All other individual property valuations are calculated by dividing the contractual rental payments over the next 12 months by the implied market capitalization rate. The market capitalization rate assumption reflects our analysis of what a market participant would be willing to pay for a property given the contractual monthly rental payments, third-party appraisals, and an analysis of a tenant’s creditworthiness, among other factors. We deem this methodology to be appropriate based on the nature of our leases, whereby the tenants are generally responsible for the maintenance, insurance, and property taxes associated with the properties they lease from us. Net leases provide predictable cash flows, which we then apply against the market capitalization rates. This methodology is consistent with the valuation techniques used to determine the aggregate purchase price of acquisitions. As our acquisition targets are generally fully occupied, single-tenant, net leased properties, we do not anticipate paying for material capital expenditures, and therefore, exclude such expenditures from our valuations. We estimate the fair value of debt (which incorporates the fair value of interest rate swap assets and liabilities) utilizing methodologies consistent with those used to prepare our GAAP financial statements and disclosures and discussed in Note 2 of Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts as of December 31, 2019 and September 30, 2019:

(in thousands, except per share amounts) NAV as of:	December 31, 2019	September 30, 2019
Investment in rental property	$4,427,567	$4,465,457
Debt	(2,047,860)	(2,180,100)
Other assets and liabilities, net	(16,149)	4,373
NAV	$2,363,558	$2,289,730
Number of outstanding shares, including noncontrolling interests	27,738	27,219
NAV per diluted share	$85.21	$84.12

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of December 31, 2019, and September 30, 2019, supporting the Determined Share Value in effect for the periods of February 1, 2020 through April 30, 2020, and November 1, 2019, through January 31, 2020, respectively:

Market capitalization rates, as of:	Industrial	Healthcare	Restaurant	Office	Retail	Other	Portfolio Total
December 31, 2019	6.71%	6.75%	6.05%	7.09%	7.01%	6.40%	6.66%
September 30, 2019	6.65%	6.73%	6.06%	6.85%	6.92%	7.39%	6.64%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of December 31, 2019, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $79.44. Conversely, a decrease in the weighted average implied capitalization rate used as of December 31, 2019, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $91.45. Assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of September 30, 2019, of 0.25% would have resulted in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $78.18. Conversely, a decrease in the weighted average implied capitalization rate used as of September 30, 2019, of 0.25% would have resulted in an increase in the fair value of our investment in rental property of 3.9%, and our NAV per diluted share would have been $90.53.

Our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different Determined Share Value.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Common Stock and Issuance of OP Units

We commenced our private offering of shares of our common stock in 2007. The first closing of our private offering occurred on December 31, 2007, and we conducted additional closings at least once every calendar quarter through December 31, 2019. On January 10, 2020, we announced that we suspended until further notice our private offering of shares of our common stock.

As of December 31, 2019, there were 26.0 million shares of our common stock issued and outstanding, and 1.7 million OP Units issued and outstanding.

The following table provides information regarding the sale of shares of our common stock pursuant to our  private offering during the quarter ended December 31, 2019 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value – Common Shares(1)	Total Proceeds – Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value – DRIP(2)	Total Proceeds – Common Share DRIP(3)	Total Proceeds
October	2019	—	$—	$—	69	$83.30	$5,770	$5,770
November	2019	449	85.00	38,160	70	83.30	5,787	43,947
December	2019	365	85.00	31,070	69	83.30	5,777	36,847
Total		814		$69,230	208		$17,334	$86,564

(1)	Shares of our common stock were sold in our private offering at a price per share equal to the then-applicable Determined Share Value.
(2)	DRIP shares were purchased at a discounted price of 98% of the Determined Share Value.
(3)

For common shares reinvested under our DRIP there was no corresponding cash flow from the transaction. Refer to Note 14, “Equity” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion.

None of the shares of our common stock set forth in the table above were registered under the Securities Act in reliance upon the exemption from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act. All of the shares of our common stock set forth in the table above were sold to persons each of whom represented to us in writing that such person qualified as an “Accredited Investor” as such term is defined by Regulation D promulgated under the Securities Act, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor.

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the OP in exchange for OP Units. There were no such OP Unit issuances during the quarter ended December 31, 2019.

None of the OP Units have been registered under the Securities Act in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(c) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act. All of the OP Units were issued to persons who represented to us in writing that they qualified as an Accredited Investor, and provided us with additional documentation to assist us in verifying such person’s status as an Accredited Investor, including third-party verification as permitted under Regulation D.

Internalization Consideration

In connection with the closing of the Internalization, on February 7, 2020, we issued 780,893 shares of our common stock to certain owners of BRE as merger consideration for an aggregate value of $66.4 million.

In connection with the Internalization, on February 7, 2020, the OP issued 1,319,513 OP Units to certain owners of BRE as merger consideration for an aggregate value of $112.2 million.

In each case, the aforementioned securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

Senior Notes

On March 16, 2017, we and the OP entered into a Note and Guaranty Agreement with each of the purchasers of a private offering of $150 million unsecured, fixed-rate, interest-only senior notes (“Series A Notes”). The closing of the issuance of the Series A Notes occurred on April 18, 2017. The Series A Notes were issued by the OP and are guaranteed by us. The Series A Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on April 18, 2027.

On July 2, 2018, we and the OP entered into a Note and Guaranty Agreement with each of the purchasers of a private offering of unsecured, fixed-rate, interest-only senior notes. Pursuant to the terms of the Note and Guaranty Agreement, we issued and sold $325 million aggregate principal amount of notes in two series: (i) $225 million aggregate principal amount of Series B Guaranteed Senior Notes (the “Series B Notes”), and (ii) $100 million aggregate principal amount of Series C Guaranteed Senior Notes (the “Series C Notes”). The Series B Notes and Series C Notes were issued by the OP and are guaranteed by us. The Series B Notes were issued at par, bear interest at a rate of 5.09% per annum (priced at 210 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on July 2, 2028. The Series C Notes were issued at par, bear interest at a rate of 5.19% per annum (priced at 220 basis points above the 10-year U.S. Treasury yield at the time of pricing), and mature on July 2, 2030.

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

We intend to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. Generally, income distributed as dividends will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding our net capital gains. Dividends will be declared at the discretion of our board of directors, but will be guided, in substantial part, by a desire to cause us to comply with the REIT qualification requirements.

At its February 7, 2020, meeting, our board of directors declared monthly distributions of $0.44 per share of our common stock and OP Unit to be paid by us to our stockholders and OP Unit holders (other than us) of record as follows:

Record Date	Payment Date (on or before)
February 27, 2020	March 13, 2020
March 30, 2020	April 15, 2020
April 29, 2020	May 15, 2020

On January 10, 2020, we announced that we terminated our DRIP and share redemption program, each effective February 10, 2020. Prior to its termination, pursuant to the terms of our DRIP, stockholders and OP Unit holders (other than us), could elect to have cash distributions reinvested in additional shares of our common stock. Shares of our common stock acquired through our DRIP have the same rights and are subject to the same restrictions on transferability as all other shares of our common stock.

Cash distributions were reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. Fractional shares were issued pursuant to our DRIP.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the years ended December 31, 2018, and 2019 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - OP Units	Distribution Paid Pursuant to DRIP on Common Stock (1)	Distribution Paid Pursuant to DRIP on OP Units (1)	Total Amount of Distribution
January	2018	$4,021	$536	$3,769	$123	$8,449
February	2018	4,029	521	3,839	123	8,512
March	2018	4,201	539	4,052	128	8,920
April	2018	4,267	540	4,084	127	9,018
May	2018	4,331	536	4,106	127	9,100
June	2018	4,386	602	4,154	128	9,270
July	2018	4,382	602	4,255	127	9,366
August	2018	4,393	617	4,333	130	9,473
September	2018	4,386	618	4,463	130	9,597
October	2018	4,434	617	4,541	130	9,722
November	2018	4,498	617	4,589	129	9,833
December	2018	4,571	618	4,641	130	9,960
January	2019	4,634	617	4,730	130	10,111
February	2019	4,691	617	4,800	130	10,238
March	2019	4,836	632	5,003	132	10,603
April	2019	4,879	631	5,092	132	10,734
May	2019	4,917	632	5,176	133	10,858
June	2019	5,017	632	5,207	133	10,989
July	2019	5,108	632	5,247	133	11,120
August	2019	5,178	632	5,291	133	11,234
September	2019	5,401	631	5,532	132	11,696
October	2019	5,511	631	5,657	133	11,932
November	2019	5,588	632	5,654	133	12,007
December	2019	5,629	632	5,644	132	12,037
Total		$113,288	$14,514	$113,859	$3,118	$244,779
(1)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid, including the source of distributions and a comparison against FFO (in thousands). Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption Net Income and Non-GAAP Measures (FFO and AFFO) for further discussion of our FFO.

	For the years ended December 31,
	2019	2018
Distributions:
Paid in cash	$70,526	$60,394
Reinvested in shares	63,033	50,826
Total Distributions	$133,559	$111,220
Source of Distributions:
Cash flow from operating activities	$133,559	$111,220
FFO	$167,470	$150,664

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Repurchases of Equity Securities

We had adopted a share redemption program to provide an opportunity for our stockholders to have shares of our common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the current Determined Share Value in effect as of the date the shares were tendered for redemption. Cash used to fund share redemptions has historically been provided through a combination of cash generated by operations, the sale of assets, and borrowings. During the three months ended December 31, 2019, we fulfilled all of the repurchase requests and repurchased shares of our common stock pursuant to our share redemption program. We did not defer or reject any redemption requests during this period. On January 10, 2020, we announced that we terminated our share redemption program, effective as of February 10, 2020.

Period	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Redeemed as Part of Publicly Announced Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	—	$—	—	(3)
November 2019	—	$—	—	(3)
December 2019	505,409 (4)	$83.55	270,110	(3)

(1)

Prior to its termination, repurchases of shares of our common stock pursuant to the share redemption program were made quarterly, at the end of the quarter, upon written request to us delivered at least 10 calendar days prior to the last business day of the applicable calendar quarter, and the redemption price paid for redeemed shares was paid in cash within three business days of the last business day of the applicable calendar quarter.

(2)

Prior to the termination of the share redemption program, shares held for more than 12 months, but less than five years, were redeemed at a purchase price equal to 95% of the Determined Share Value in effect as of the last business day of the quarter in which the shares were timely tendered for redemption and shares held for five years or more were redeemed at a purchase price equal to 100% of the Determined Share Value in effect as of the last business day of the quarter in which the shares were timely tendered for redemption, subject to certain exceptions as set forth in the share redemption program.

(3)

Prior to its termination, the total number of shares redeemed pursuant to the share redemption program in any quarter could not exceed (i) 1% of the total number of shares outstanding at the beginning of the applicable calendar year, plus (ii) 50% of the total number of any additional shares of our common stock issued during the prior calendar quarter pursuant to our DRIP; provided, however, that the total number of shares redeemed during any calendar year could not exceed 5% of the number of shares outstanding as of the first day of such calendar year.

(4)

Includes 235,299 shares redeemed from BRE in connection with the Internalization. The shares were redeemed at $85 per share, the Determined Share Value then in effect, and represented BRE’s entire equity interest in BNL.

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our common stock, the Russell 2000, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2014, in each of shares of our common stock, the Russell 2000 and the MCSI US REIT Index, and that all dividends were reinvested. With respect to shares of our common stock, we have assumed that dividends were reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

	December 31,
	2014	2015	2016	2017	2018	2019
Broadstone Net Lease	100.00	111.53	124.05	139.09	157.28	165.50
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
MSCI US REIT Index	100.00	102.52	111.34	116.98	111.64	140.48

The information in this “Performance Graph” section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data

The selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 presented below should be read in conjunction with our consolidated financial statements and the related notes thereto contained in Item 8. “Financial Statements and Supplementary Data” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

Our results of operations for the periods presented below are not indicative of those expected in future periods.

	For the Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data
Revenues
Lease revenues	$298,815	$237,479	$181,563	$142,869	$98,086
Operating expenses
Depreciation and amortization	108,818	83,994	62,263	46,321	29,387
Asset management fees	21,863	18,173	14,754	10,955	7,042
Property management fees	8,256	6,529	4,988	3,939	2,697
Acquisition expenses	—	—	—	10,880	9,947
Property and operating expense	15,990	11,157	6,505	3,900	3,384
General and administrative	5,456	6,162	4,939	2,790	3,116
Provision for impairment of investment in rental properties	3,452	2,061	2,608	—	—
Total operating expenses	163,835	128,076	96,057	78,785	55,573
Other income (expenses)
Preferred distribution income	—	440	737	713	350
Interest income	9	179	467	88	—
Interest expense	(72,534)	(52,855)	(34,751)	(29,963)	(22,605)
(Cost) gain of debt extinguishment	(1,176)	(101)	(5,151)	(133)	1,213
Gain (loss) on sale of real estate	29,914	10,496	12,992	5,925	(713)
Income taxes	(2,415)	(857)	(624)	(446)	(130)
Gain on sale of investment in related party	—	8,500	—	—	—
Internalization expenses	(3,658)	—	—	—	—
Other (losses) gains	(6)	(100)	379	—	262
Net income	85,114	75,105	59,555	40,268	20,890
Net income attributable to non-controlling interests	(5,720)	(5,730)	(4,756)	(3,914)	(1,603)
Net income attributable to Broadstone Net Lease, Inc.	$79,394	$69,375	$54,799	$36,354	$19,287
Net Earnings per common share, basic and diluted	$3.31	$3.43	$3.21	$2.76	$2.15

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance Sheet Data
Investment in rental property, at cost	$3,728,334	$2,890,735	$2,376,141	$1,790,674	$1,353,326
Investment in rental property, net	3,457,290	2,683,746	2,227,758	1,684,971	1,283,155
Cash and cash equivalents	12,455	18,612	9,355	21,635	27,050
Total assets	3,917,858	3,096,797	2,578,756	1,952,054	1,463,907
Unsecured revolving credit facility	197,300	141,100	273,000	102,000	—
Mortgage and notes payable, net	111,793	78,952	67,832	106,686	99,462
Unsecured term notes, net	1,672,081	1,225,773	836,912	657,891	562,103
Total liabilities	2,138,838	1,567,877	1,294,555	953,517	715,962
Total Broadstone Net Lease, Inc. stockholders’ equity	1,667,614	1,417,099	1,186,825	911,788	670,163
Total equity	1,779,020	1,528,920	1,284,201	998,537	747,945

	For the Years Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Other Data
Dividend declared	$136,280	$112,969	$92,768	$76,955	$45,271
Dividends declared per common share	5	5	5	5	5
FFO(1)	167,470	150,664	111,434	80,664	50,990
AFFO(1)	149,197	124,065	99,952	78,780	52,273

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Number of properties	646	621	528	417	338
Occupancy at period end	99.7%	99.7%	99.6%	98.0%	99.5%

(1)

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Net Income and Non-GAAP Measures (FFO and AFFO) for further discussion of FFO and AFFO, including a reconciliation of net income to FFO and AFFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements appearing in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types, and as of December 31, 2019, our portfolio has grown to 645 properties in 41 U.S. states and one property in Canada.

We derive substantially all of our revenue from rents received from single tenants of each of our net leased properties in our portfolio. We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2019, leases contributing approximately 98.4% of our ABR provided for periodic rent escalations, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average minimum increase of 2.1%. As of December 31, 2019, our properties were occupied by approximately 186 different commercial tenants who operate 169 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 2.8% of our ABR.

In order to benefit from increasing economies of scale as we continue to grow, our board of directors made the decision to internalize our management structure, which was completed on February 7, 2020. In connection with the Internalization, we terminated our management agreements with BRE, entered into employment agreements with each of our named executive officers, and began directly employing 71 former employees of BRE. Our historical results of operations through December 31, 2019, include the payment of management fees that we will no longer pay following the Internalization and do not include the direct compensation expense associated with our 71 employees, or certain professional fees, consulting, portfolio servicing costs, and other general and administrative expenses not previously incurred based upon our externally managed structure. No amounts were payable to BRE under the termination provisions of the management agreements related to the Internalization.

Factors that Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include rental rates, lease renewals and occupancy, acquisition volume, net lease terms, financing arrangements and leverage, property dispositions, general and administrative expenses, inflation, and tenant bankruptcies.

Rental Rates

Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2019, leases contributing approximately 98.4% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average minimum increase of 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 15.9% of our rent escalators are based on an increase in the CPI over a specified period and 1.6% of our leases are flat leases, meaning they do not provide for rent increases during their terms. During periods of low inflation, small increases in the CPI will result in limited increases in rental revenue from our leases that contain rent escalators based on CPI increases. However, when the CPI decreases or does not change over the relevant period, our rental revenue from such leases is not reduced and will remain the same.

Property Dispositions

From time to time, we will strategically dispose of properties, primarily where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives. The resulting gains or losses on dispositions may materially impact our operating results. The recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale.

Lease Renewals and Occupancy

As of December 31, 2019, the ABR weighted average remaining term of our leases was approximately 11.5 years, excluding renewal options. As of December 31, 2019, approximately 8.6% of our leases (based on ABR) will expire prior to January 1, 2025. See Item 1. Business, “Our Leases”. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. However, given our historically strong occupancy rates (since our inception, occupancy has generally been above 99%), we do not anticipate that such impact will be significant.

Acquisition Volume

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property acquisitions. Our ability to grow revenue will depend, to a significant degree, on our ability to acquire additional properties. Our ability to grow requires us to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our acquisition volume also depends on our ability to access third-party debt and equity financing to fund our capital needs.

Net Lease Terms

Substantially all of our leases are net leases pursuant to which our tenant generally is obligated to pay all expenses associated with the leased property including real estate taxes, insurance, maintenance, repairs, and capital costs. A limited number of leases require us to pay some or all of the property expenses such as the cost of environmental liabilities, roof and structure repairs, real estate taxes, insurance, or certain non-structural repairs and maintenance. An increase in the number of leases in which we are responsible for some or all of these expenses could negatively influence our operating results. Additionally, we seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types, while less relevant to our other property types, such as healthcare and industrial. As of December 31, 2019, master leases contributed approximately 36.0% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.1% of our restaurant property ABR (166 of our 249 restaurant properties), and 67.2% of our retail property ABR (85 of our 129 properties).

Interest Expense

We anticipate that we will continue to incur debt in the future in order to fund future acquisition activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. Any changes to our debt structure or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such debt.

Property Management and Asset Management Fees

Following completion of the Internalization, in February 2020, we will no longer pay property management and asset management fees, which had historically increased in correlation to the size of our portfolio.

General and Administrative Expenses

Following completion of the Internalization, our general and administrative expenses will include direct employee compensation costs for our 71 employees. In addition, our general and administrative expenses include certain professional fees, consulting, portfolio servicing costs, and other general and administrative expenses not previously incurred based upon our externally managed structure. Given our current team and structure, we expect that as our portfolio grows, we will experience limited increases in general and administrative expenses in the next few years after 2020, as those expenses are expected to grow at a significantly slower rate than the overall portfolio and corresponding lease revenues.

Impact of Inflation

Our rental revenues may be impacted by inflation. Many of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. Leases that contributed approximately 15.9% of our ABR as of December 31, 2019, contained rent escalators based on increases in CPI and the associated increases in rental revenue may be limited during periods of low inflation. The impact of inflation on our property and operating expenses is limited since substantially all of our leases are net leases, and property-level expenses are generally paid by our tenants. To the extent we bear the cost of such expense, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay. Inflation and increased costs may also have an adverse impact to our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues.

Tenant Bankruptcies

Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy. We have historically experienced only a limited number of tenant bankruptcies, which have not been material to our historical results.

Results of Operations

Our historical results of operations for the years ended December 31, 2019 and December 31, 2018, discussed below, include the payment of asset and property management fees that we will no longer pay following the Internalization, and do not include the expected direct compensation expense associated with 71 employees employed by us following the Internalization or incremental general and administrative expenses.

Discussion of our Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2018. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.”

Overview

As of December 31, 2019, our real estate investment portfolio had a net book value of $3.5 billion, consisting of investments in 645 commercial real estate properties with locations in 41 states and one real estate property located in British Columbia, Canada, and leased to tenants in various industries. All but four of our properties were subject to a lease as of December 31, 2019, and substantially all of our leasing activity related to our real estate acquisitions.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Lease revenues

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Contractual rental amounts billed for operating leases and straight-line rent adjustments	$279,804	$222,208	$57,596	25.9%
Percentage rent income	152	—	152	>100%
Adjustments to revenue recognized for uncollectible rental amounts billed	(441)	—	(441)	(>100)%
Operating expenses billed to/reimbursed from tenants	14,614	11,221	3,393	30.2%
Other income from real estate transactions	668	109	559	>100%
Total lease revenues from operating leases	294,797	233,538	61,259	26.2%
Earned income from direct financing leases	4,018	3,941	77	2.0%
Total lease revenues	$298,815	$237,479	$61,336	25.8%

The increase in lease revenues for the year ended December 31, 2019, was primarily attributable to the growth in our real estate portfolio, which was achieved through rent escalations associated with our same property portfolio, coupled with rental revenue generated from accretive property acquisitions and continued strong portfolio operating performance. For the year ended December 31, 2019, we acquired 74 new properties for $1.0 billion, excluding capitalized acquisition costs. During the year ended December 31, 2019, we experienced greater than 99% rent collection and occupancy (based on rentable square footage). As of December 31, 2019, the ABR weighted average annual rent increases on our portfolio was 2.1%.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Operating expenses:
Depreciation and amortization	$108,818	$83,994	$24,824	29.6%
Asset management fees	21,863	18,173	3,690	20.3%
Property management fees	8,256	6,529	1,727	26.5%
Property and operating expense	15,990	11,157	4,833	43.3%
General and administrative	5,456	6,162	(706)	(11.5)%
Provision for impairment of investment in rental properties	3,452	2,061	1,391	67.5%
Total operating expenses	$163,835	$128,076	$35,759	27.9%

Depreciation and amortization

The increase in depreciation and amortization expense for the year ended December 31, 2019, was primarily due to the growth in our real estate portfolio, as discussed above.

Asset management fees

We paid our third-party manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value. The increase in asset management fees during 2019, was primarily the result of an increase in our total outstanding equity on a fully diluted basis, which resulted from continued equity capital investments. As of December 31, 2019, there were 27.7 million shares of our common stock and OP Units outstanding, compared to 23.8 million as of December 31, 2018. The increase in equity capital was used to partially fund the continued growth in our real estate portfolio.

Property management fees

We paid our third-party manager a monthly fee equal to 3% of gross rentals collected from our real estate portfolio as compensation for its property management services. The increase in property management fees during the year ended December 31, 2019, was primarily the result of growth in our portfolio as a result of additional property acquisitions and rent escalations.

Property and operating expense

The increase in property and operating expense was mainly attributable to the number of properties we own for which we are responsible for engaging a third-party manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. We pay a majority of these expenses and are reimbursed by the tenants under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants and included within Lease revenues.

General and administrative

The decrease in general and administrative expenses for the year ended December 31, 2019, was mainly attributable to a decrease in bad debt expense, which was approximately $1.5 million in the year ended December 31, 2018. As discussed in Note 2, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements within Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, prior to the adoption of ASC 842, provisions for doubtful accounts were recorded as bad debt expense and included in General and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. Subsequent to the adoption of ASC 842 on January 1, 2019, provisions for doubtful accounts are recorded as an offset to Lease revenues, and totaled $0.4 million for the year ended December 31, 2019. As a result of the completion of the Internalization, our general and administrative expenses will include in the future direct employee compensation costs for 71 employees. In addition, our general and administrative expenses will include certain professional fees, consulting, portfolio servicing costs, and other general and administrative expenses not incurred under our previous externally managed structure. Given our current team and structure, we expect that as our portfolio grows, we will experience limited increases in general and administrative expenses in the next few years after 2020, as those expenses are expected to grow at a significantly slower rate than the overall portfolio and corresponding lease revenues.

Provision for impairment of investment in rental properties

During the year ended December 31, 2019, we recognized $3.5 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The impairments recognized during the year ended December 31, 2019, related to four properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, and depending on the specific property being evaluated, we utilized a capitalization rate of 14.6%, a weighted average discount rate of 8%, and a weighted average price per square foot of $226. During the year ended December 31, 2018, we recognized $2.1 million of impairment on our investments in rental properties. The impairment related to five properties whose carrying amounts we determined were not recoverable. In determining the fair value of the assets at the time of measurement, and depending on the specific property being evaluated, we utilized capitalization rates ranging from 7.5% to 10%, and a weighted average discount rate of 8%.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2019	2018	$	%
Other income (expenses)
Preferred distribution income	$—	$440	$(440)	(100.0)%
Interest income	9	179	(170)	(95.0)%
Interest expense	(72,534)	(52,855)	19,679	(37.2)%
Cost of debt extinguishment	(1,176)	(101)	1,075	>100.0%
Gain on sale of real estate	29,914	10,496	19,418	>100.0%
Income taxes	(2,415)	(857)	1,558	>100.0%
Gain on sale of investment in related party	—	8,500	(8,500)	(100.0)%
Internalization expenses	(3,658)	—	3,658	>100.0%
Other losses	(6)	(100)	(94)	94.0%

Interest expense

The increased interest expense during the year ended December 31, 2019, resulted primarily from an increase in average outstanding borrowings as compared to 2018, due primarily to the incurrence of indebtedness associated with the Industrial Portfolio Acquisition, partially offset by a 27 basis point decrease in our weighted average cost of debt, inclusive of our interest rate swaps. We were able to take advantage of the decreasing interest rates during the year, as our percentage of floating-rate debt increased concurrently with our funding of the Industrial Portfolio Acquisition. We also amended our 2024 Unsecured Term Loan in July 2019, to reduce the applicable margin from 1.90% to 1.25%.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2019, we recognized gains of $29.9 million on the sale of 49 properties, compared to gains of $10.5 million on the sale of 20 properties during the year ended December 31, 2018.

Income taxes

The increase in income taxes for the year ended December 31, 2019, was mainly attributable to the U.S. federal and state taxes recognized on the gain on sale of certain properties held in our taxable REIT subsidiary during the fourth quarter of 2019, with no comparable activity during 2018.

Gain on sale of investment in related party

For the year ended December 31, 2018, we sold our investment of 100 non-voting convertible preferred units of BRE, a related party at such time, to Trident BRE LLC, another related party to BRE, for an aggregate sales price of $18.5 million. The preferred units had a carrying value of $10 million at the time of sale, resulting in a gain of $8.5 million. Prior to the sale, we received preferred distribution income on the preferred units.

Internalization expenses

During the year ended December 31, 2019, we incurred $3.7 million of third-party fees and consulting expenses associated with the Internalization.

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

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash and non-recurring revenues and expenses, including straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, internalization expenses, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

The following table presents our net income and our non-GAAP FFO and AFFO. Our measures of FFO and AFFO are computed on the basis of amounts attributable to both us and non-controlling interests. As the non-

controlling interests share in our net income on a one-for-one basis, the basic and diluted per-share amounts are the same.

	Year ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2019	2018	$	%
Net income	$85,114	$75,105	$10,009	13.3%
Net earnings per diluted share	3.31	3.43	(0.12)	(3.5)%
FFO	167,470	150,664	16,806	11.2%
FFO per diluted share	6.51	6.88	(0.37)	(5.4)%
AFFO	149,197	124,065	25,132	20.3%
AFFO per diluted share	$5.80	$5.66	$0.14	2.5%
Diluted WASO(1)	25,716	21,910	3,806	17.4%

(1)	Weighted average number of shares of our common stock and OP Units outstanding (“WASO”), computed in accordance with GAAP.

Net income

For the year ended December 31, 2019, growth in net income was primarily attributable to revenue growth, as discussed in Results of Operations — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018, combined with a $19.4 million increase in gains on sale of real estate. These factors were partially offset by a $24.8 million increase in depreciation and amortization expense associated with a larger real estate portfolio, a $19.7 million increase in interest expense associated with incremental borrowings used to partially fund our real estate acquisitions, and $3.7 million in internalization expenses incurred in 2019. We also recognized an $8.5 million gain on the sale of an investment in a related party during 2018, with no such activity in 2019.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-to-period comparisons. These fluctuations, coupled with our ongoing equity offering, resulted in a $0.12 decrease in net earnings per diluted share for the year ended December 31, 2019.

AFFO

The increase in AFFO during the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily driven by revenue growth in our real estate portfolio. This resulted from rent escalations associated with our same property portfolio, accretive acquisitions and strong portfolio operating performance.

The $0.14 increase in AFFO per diluted share was primarily the result of accretive acquisitions during the year, coupled with the positive per share impact of funding a larger portion of our acquisitions with lower costing debt compared to equity. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO, which are non-GAAP financial measures. Also presented are the diluted WASO and per diluted share amounts:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income	$85,114	$75,105	$59,555
Real property depreciation and amortization	108,818	83,994	62,263
Gain on sale of real estate	(29,914)	(10,496)	(12,992)
Provision for impairment on investment in rental properties	3,452	2,061	2,608
FFO	$167,470	$150,664	$111,434
Capital improvements / reserves	(97)	(196)	(196)
Straight-line rent adjustment	(21,943)	(19,492)	(17,132)
Cost of debt extinguishment	1,176	101	5,151
Gain on sale of investment in related party	—	(8,500)	—
Amortization of debt issuance costs	2,685	1,918	1,795
Amortization of net mortgage premiums	(143)	(142)	61
Gain on interest rate swaps and other non-cash interest expense	(205)	(84)	(1,280)
Amortization of lease intangibles	(3,410)	(304)	498
Internalization expenses	3,658	—	—
Other losses (gains)	6	100	(379)
AFFO	$149,197	$124,065	$99,952
Diluted WASO	25,716	21,910	18,567
Net earnings per share, basic and diluted	$3.31	$3.43	$3.21
FFO per diluted share	6.51	6.88	6.00
AFFO per diluted share	5.80	5.66	5.38
Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating. As of December 31, 2019, our leverage ratio was 45.8% of the approximate market value of our assets, compared to 41.5% as of December 31, 2018. The increase was due to incremental borrowings associated with funding the Industrial Portfolio Acquisition during the third quarter of 2019. Following the Industrial Portfolio Acquisition, we have reduced our leverage profile using a combination of proceeds from our private offering of shares of our common stock and increasing disposition activity. As a result of our announcing the Industrial Portfolio Acquisition, Moody’s affirmed our investment grade credit rating and stable outlook.

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gain, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our liquidity needs from our annual taxable income. Instead, we expect to meet our liquidity needs primarily by relying upon external sources of capital.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to pay distributions. Since our portfolio has a strong occupancy level and substantially all of our leases are net leases, we do not currently anticipate making significant capital expenditures or incurring other significant property costs. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances, net cash provided by operating activities, and borrowings under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital is provided through unsecured term notes, revolving debt facilities, and senior unsecured notes.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s lease terms, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not currently a strategic focus of the active management of our leverage profile. Rather, we enter into mortgages and notes payable as ancillary business transactions on an as-needed basis, most often as the result of lease assumption transactions.

Equity Capital Resources

Equity capital for our real estate acquisition activity has historically been provided from the proceeds of our  private offering, including distributions reinvested through our DRIP. During the year ended December 31, 2019, we raised $394.4 million in equity capital to be used in our acquisition activities, of which $329.8 million was received through new cash investments and $64.6 million was raised through our DRIP. For the year ended December 31, 2018, we raised $283.7 million in equity capital, of which $215.7 million was received through new cash investments, $52.2 million was raised through our DRIP, and $15.8 million was raised in exchange for OP Units through UPREIT transactions.

Credit Rating

We achieved our current investment grade credit rating of Baa3 based on our conservative leverage profile, diversified real estate investment portfolio, access to capital, and earnings stability provided by the creditworthiness of our tenants. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our real estate portfolio diversification or the creditworthiness of our tenants. Factors that could positively impact our credit rating include, but are not limited to, continued growth in the portfolio, improvement in our leverage profile, lengthening of our debt maturity profile, and our Internalization. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to multiple sources of debt capital resulting from our investment grade credit rating provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Recent Activity

On February 7, 2020, we entered into a $60 million term loan agreement maturing February 28, 2022 (the “2022 Unsecured Term Loan”) with JP Morgan Chase Bank, N.A., as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to partially repay BRE debt that had been assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on our credit rating, ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25%.

Existing Credit Facilities

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes as of December 31, 2019.

	Outstanding	Interest	Maturity
(in thousands, except interest rates)	Balance	Rate	Date
2020 Unsecured Term Loan	$300,000	one-month LIBOR + 1.25%	Aug. 2020
Credit Facility
Revolving Credit Facility	197,300	one-month LIBOR + 1.20%	Jan. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.25%	Jun. 2024
	652,300
2026 Unsecured Term Loan	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total	$1,877,300

Revolving Credit Facility

The Revolving Credit Facility has a maximum availability of $600 million, and includes a $35 million sublimit for swingline loans and $20 million available for issuance of letters of credit. The Revolving Credit Facility has an initial maturity date of January 2022 and provides for one five-month extension, at our election, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. The Revolving Credit Facility contains an applicable facility fee ranging between 0.125% and 0.30% per annum, based on our credit rating. Based on our current credit rating of Baa3, the facility fee is 0.25% per annum as of December 31, 2019.

Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.825% and 1.55% per annum. Based on our current credit rating, the applicable margin is 1.20% as of December 31, 2019.

2020 Unsecured Term Loan

The 2020 Unsecured Term loan has an initial maturity date of August 2020. Borrowings under the 2020 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of December 31, 2019.

2023 Unsecured Term Loan

The 2023 Unsecured Term loan has an initial maturity date of January 2023. Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.90% and 1.75% per annum. Based on our current credit rating, the applicable margin is 1.35% as of December 31, 2019.

2024 Unsecured Term Loan

The 2024 Unsecured Term Loan has an initial maturity date of June 2024. Borrowings under the 2024 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of December 31, 2019.

2026 Unsecured Term Loan

The 2026 Unsecured Term Loan includes an accordion feature that provides for an increase in the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only on a monthly basis during the term of the loan, with the principal amount due in February 2026. Borrowings under the 2026 Unsecured Term loan bear interest equal to LIBOR plus a margin based on our credit rating ranging between 1.45% and 2.40% per annum. Based on our current grade credit rating, the applicable margin is 1.85% as of December 31, 2019.

Senior Notes

To mitigate interest rate risk, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. The Senior Notes were issued in three series (Series A, B, and C) as described below.

Series A Notes

The Series A Notes are payable interest only semiannually during their term, bear interest at a fixed rate of 4.84% per annum, and mature on April 18, 2027.

Series B and Series C Notes

The Series B Notes mature on July 2, 2028, and the Series C Notes mature on July 2, 2030. The Series B and Series C Notes are payable interest only semiannually during their term, and bear interest at fixed rates of 5.09% per annum and 5.19% per annum, respectively.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities. The table below summarizes the applicable financial covenants, which are substantially the same across each of our debt facilities. As of December 31, 2019, we believe that we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Covenants	Required	Actual (as of December 31, 2019)
Leverage Ratio(1)	≤ 0.60 to 1.00	0.50
Secured Indebtedness Ratio(2)	≤ 0.40 to 1.00	0.03
Unencumbered Coverage Ratio(3)	≥ 1.75 to 1.00	3.50
Fixed Charge Coverage Ratio(4)	≥ 1.50 to 1.00	2.85
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(5)	≤ 0.60 to 1.00	0.53
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable
(1)

The leverage ratio is calculated as the ratio of total indebtedness to total market value. For debt covenant purposes, total market value is computed on a consolidated basis as the net operating income for the most recently completed fiscal quarter on properties owned for four consecutive quarters at a capitalization rate of 7.50%, multiplied by four, plus the acquisition price of properties acquired in the last four quarters, and the GAAP book value of mortgages receivable, development property, unimproved real estate, unrestricted cash and cash equivalents, and all other tangible assets (the latter subject to a cap of 5% of total market value). For purposes of determining total market value, net operating income from properties disposed of during the immediately preceding period of four consecutive fiscal quarters are excluded.

(2)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value. Secured indebtedness represents outstanding mortgage borrowings.
(3)	The unencumbered coverage ratio is the ratio of net operating income for all eligible properties to unsecured interest expense for the most recent fiscal quarter.
(4)

The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges for the most recent fiscal quarter. Adjusted EBITDA is computed as net income adjusted for depreciation and amortization, interest expense, income tax expense and franchise tax expense, gains and losses from the sale of properties, equity in net income of unconsolidated subsidiaries, non-cash expenses related to mark to market exposure under derivatives contracts, straight-line rent adjustments, amortization of intangibles, gains and losses on early extinguishment of debt, non-cash severance and restructuring charges, transaction costs expensed, and reserves for replacements with respect to certain properties. Fixed charges are computed as interest expense, plus scheduled principal repayments of debt, excluding balloon payments if applicable, plus preferred dividends paid or accrued, if applicable.

(5)	The ratio is calculated as the ratio of total unsecured indebtedness to unencumbered property value.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities and the mortgage bear interest at floating rates based on LIBOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage our interest rate risk by entering into interest rate swaps. As of December 31, 2019, we had 34 interest rate swaps outstanding in an aggregate notional amount of $909.9 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents and restricted cash totaled $20.3 million, $19.0 million, and $10.1 million at December 31, 2019, 2018, and 2017, respectively. The table below shows information concerning cash flows for the years ended December 31, 2019, 2018, and 2017:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$147,358	$128,011	$97,940
Net cash used in investing activities	(831,707)	(510,459)	(611,835)
Net cash provided by financing activities	685,671	391,338	500,891
Increase (decrease) in cash and cash equivalents and restricted cash	$1,322	$8,890	$(13,004)

The increase in net cash provided by operating activities during the years ended December 31, 2019 and 2018, as compared to the comparable prior periods, was mainly due to growth in our real estate portfolio.

The increase in net cash used in investing activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018, reflected increased outflows for the acquisition of properties, most notably the Industrial Portfolio Acquisition. In addition, during the 2018 period, we received $18.5 million from the sale of our investment in preferred units of BRE, with no such cash inflow in 2019. These factors were somewhat offset by increased proceeds from the disposal of properties as we actively manage our balance sheet following the Industrial Portfolio Acquisition. The decrease in net cash used in investing activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017, mainly reflected lower outflows for the acquisition of properties, combined with the cash received on the sale of the preferred units of BRE.

The increase in net cash provided by financing activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018, mainly reflects net incremental borrowings and increased proceeds from the issuance of our common stock, which were used to fund the increased acquisition activity, partially offset by increased distributions resulting from an increase in the number of shares of common stock outstanding. The decrease in net cash provided by financing activities during the year ended December 31, 2018 as compared to the year ended December 31, 2017, mainly reflected lower net borrowings due to lower acquisition volume, combined with lower proceeds from the sale of common stock reflective of the equity cap and queue program that we instituted in November 2017 to better match fund inflows from equity investments with outflows for acquisitions.

Impact of Inflation

The leases in our portfolio are long-term in nature, with a current ABR weighted average remaining lease term of 11.5 years as of December 31, 2019. Our rental revenues may be impacted by inflation. Substantially all of our leases have contractual lease escalations, with an ABR weighted average of 2.1% as of December 31, 2019. Many of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. Leases that contributed approximately 15.9% of our ABR as of December 31, 2019, contained rent escalators based on increases in CPI and the associated increases in rental revenue may be limited during periods of low inflation. The impact of inflation on our property and operating expenses is limited since substantially all of our leases are net leases, and property-level expenses are generally paid by our tenants. To the extent we bear the cost of such expense, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay. Inflation and increased costs may also have an adverse impact to our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019, or December 31, 2018.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2019 (in thousands).

Year of Maturity	Term Loan Agreements(1)	Revolving Credit Facility(2)	Senior Notes	Mortgages and Notes Payable	Interest Expense(3)	Tenant Improvement Allowances(4)	Operating Leases	Total
2020	$300,000	$—	$—	$3,210	$74,825	$2,706	$114	$380,855
2021	—	—	—	18,028	68,961	—	114	87,103
2022	—	197,300	—	2,930	61,313	—	116	261,659
2023	265,000	—	—	8,356	52,708	—	118	326,182
2024	190,000	—	—	2,287	48,549	—	119	240,955
Thereafter	450,000	—	475,000	77,340	116,604	—	2,411	1,121,355
Total	$1,205,000	$197,300	$475,000	$112,151	$422,960	$2,706	$2,992	$2,418,109

(1)

We may extend the 2020 Unsecured Term Loan twice, each time for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.05% of the aggregate principal amount of loans outstanding.

(2)	We may extend the Revolving Credit Facility once, for a five-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(3)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2019. This amount includes the impact of interest rate swap agreements.
(4)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At December 31, 2019, and December 31, 2018, investment in rental property of $178.7 million and $139.8 million, respectively, was pledged as collateral against our mortgages and notes payable.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement with the Founding Owners in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2019, taxable sales would trigger liability under the four tax protection agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies”, contained in Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Investments in Rental Property

We record investments in rental property accounted for under operating leases at cost. We record investments in rental property accounted for under direct financing leases at their net investment (which at the inception of the lease generally represents the cost of the property).

We early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), on a prospective basis, effective January 1, 2017. The guidance changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, and therefore are accounted for as asset acquisitions instead of business combinations. All of our acquisitions of real estate closed subsequent to adopting ASU 2017-01 are accounted for as asset acquisitions.

We allocate the purchase price of investments in rental property accounted for as asset acquisitions based on the relative fair value of the assets acquired and liabilities assumed. These generally include tangible assets, consisting of land and land improvements, buildings and other improvements, and equipment, and identifiable intangible assets and liabilities, including the value of in-place leases and acquired above-market and below-market leases. Acquisition costs incurred in connection with investments in real estate accounted for as asset acquisitions are capitalized and included with the allocated purchase price. The results of operations of acquired properties are included in the Consolidated Statements of Income and Comprehensive Income from the respective date of acquisition.

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

During the years ended December 31, 2019, 2018, and 2017, we recorded impairment charges of $3.5 million, $2.1 million, and $2.6 million, respectively. Impairment indicators were identified due to concerns over each tenant’s future viability, property vacancies, and changes to the overall investment strategy for the real estate assets. In determining the fair value of the real estate assets at the time of measurement, and depending on the property being evaluated, we utilized capitalization rates ranging from 7.25% to 12.0%, a weighted average discount rate of 8.0%, and a weighted average price per square foot of $226, which are Level 3 inputs. We believe the uncertainty in the future cash flows was reflected in the significant capitalization rate, and the estimates were based on the information available at the time of impairment. The properties for which an impairment charge was recorded in 2018 were subsequently sold in 2019. One of the properties for which an impairment charge was recorded in 2017 was subsequently sold in 2018. The assumptions we used in determining the amount of the impairment charges on these properties were validated upon the subsequent sales, which were at values consistent with our originally estimated impaired values. We classified the impairment charge within earnings from operations in the Consolidated Statements of Income and Comprehensive Income included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the CPI. Lease income associated with such provisions is considered variable lease income and therefore is not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

As described in Recently Adopted Accounting Standards in Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and related ASUs subsequently issued (collectively, “ASC 842”) as of January 1, 2019.

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

Certain of the Company’s contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see the captions Recently Adopted Accounting Standards and Other Recently Issued Accounting Standards in Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt or by entering into interest rate swaps to convert certain variable-rate debt to a fixed rate. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 11 in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of $1.5 billion and $1.6 billion, respectively, as of December 31, 2019. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or cash flows. For instance, if interest rates rise 1%, and the fixed-rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $87 million as of December 31, 2019.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $1.4 billion as of December 31, 2019, of which $909.9 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, interest expense would have increased by approximately $5.0 million in 2019 if the applicable LIBOR rate had been 1% higher.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2019, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Rochester, New York

February 27, 2020

We have served as the Company's auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,415,400	$2,641,746
Accounted for using the direct financing method	41,890	42,000
Investment in rental property, net	3,457,290	2,683,746
Cash and cash equivalents	12,455	18,612
Accrued rental income	84,534	69,247
Tenant and other receivables, net	934	1,026
Prepaid expenses and other assets	12,613	4,316
Interest rate swap, assets	2,911	17,633
Intangible lease assets, net	331,894	286,258
Debt issuance costs – unsecured revolving credit facility, net	2,380	2,261
Leasing fees, net	12,847	13,698
Total assets	$3,917,858	$3,096,797

Liabilities and equity
Unsecured revolving credit facility	$197,300	$141,100
Mortgages and notes payable, net	111,793	78,952
Unsecured term notes, net	1,672,081	1,225,773
Interest rate swap, liabilities	24,471	1,820
Accounts payable and other liabilities	37,377	24,394
Due to related parties	—	114
Accrued interest payable	3,594	9,777
Intangible lease liabilities, net	92,222	85,947
Total liabilities	2,138,838	1,567,877

Commitments and contingencies (See Note 18)

Equity
Broadstone Net Lease, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 26,001 and 22,014 shares issued and outstanding at December 31, 2019 and 2018, respectively	26	22
Additional paid-in capital	1,895,935	1,557,421
Cumulative distributions in excess of retained earnings	(208,261)	(155,150)
Accumulated other comprehensive (loss) income	(20,086)	14,806
Total Broadstone Net Lease, Inc. stockholders’ equity	1,667,614	1,417,099
Non-controlling interests	111,406	111,821
Total equity	1,779,020	1,528,920
Total liabilities and equity	$3,917,858	$3,096,797

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the years ended December 31,
	2019	2018	2017
Revenues
Lease revenues	$298,815	$237,479	$181,563

Operating expenses
Depreciation and amortization	108,818	83,994	62,263
Asset management fees	21,863	18,173	14,754
Property management fees	8,256	6,529	4,988
Property and operating expense	15,990	11,157	6,505
General and administrative	5,456	6,162	4,939
Provision for impairment of investment in rental properties	3,452	2,061	2,608
Total operating expenses	163,835	128,076	96,057

Other income (expenses)
Preferred distribution income	—	440	737
Interest income	9	179	467
Interest expense	(72,534)	(52,855)	(34,751)
Cost of debt extinguishment	(1,176)	(101)	(5,151)
Gain on sale of real estate	29,914	10,496	12,992
Income taxes	(2,415)	(857)	(624)
Gain on sale of investment in related party	—	8,500	—
Internalization expenses	(3,658)	—	—
Other (losses) gains	(6)	(100)	379
Net income	85,114	75,105	59,555
Net income attributable to non-controlling interests	(5,720)	(5,730)	(4,756)
Net income attributable to Broadstone Net Lease, Inc.	$79,394	$69,375	$54,799

Weighted average number of common shares outstanding
Basic	23,979	20,242	17,084
Diluted	25,716	21,910	18,567
Net earnings per common share
Basic and diluted	$3.31	$3.43	$3.21

Comprehensive income
Net income	$85,114	$75,105	$59,555
Other comprehensive income
Change in fair value of interest rate swaps	(37,372)	10,584	4,166
Realized gain on interest rate swaps	(205)	(84)	(873)
Comprehensive income	47,537	85,605	62,848
Comprehensive income attributable to non-controlling interests	(3,036)	(6,546)	(5,019)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$44,501	$79,059	$57,829

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interests	Total
Balance, January 1, 2017	$15	$1,009,431	$(9,790)	$(89,960)	$2,092	$86,749	$998,537
Net income	—	—	—	54,799	—	4,756	59,555
Issuance of 3,833 shares of common stock	4	303,711	9,775	—	—	—	313,490
Other offering costs	—	(1,380)	—	—	—	—	(1,380)
Issuance of 161 membership units	—	—	—	—	—	12,913	12,913
Distributions declared ($0.410 per share January 2017, $0.415 per share February through December 2017)	—	—	—	(85,119)	—	(7,649)	(92,768)
Change in fair value of interest rate swap agreements	—	—	—	—	3,834	332	4,166
Realized loss on interest rate swap agreements	—	—	—	—	(804)	(69)	(873)
Conversion of 37 OP Units to 37 shares of common stock	—	2,986	—	—	—	(2,986)	—
Redemption of 119 shares of common stock	—	(9,439)	—	—	—	—	(9,439)
Adjustment of non-controlling interests	—	(3,330)	—	—	—	3,330	—
Balance, December 31, 2017	19	1,301,979	(15)	(120,280)	5,122	97,376	1,284,201
Net income	—	—	—	69,375	—	5,730	75,105
Issuance of 3,233 shares of common stock	3	268,478	15	—	—	—	268,496
Other offering costs	—	(1,158)	—	—	—	—	(1,158)
Issuance of 194 OP Units	—	—	—	—	—	15,797	15,797
Distributions declared ($0.415 per share January 2018, $0.430 per share February through December 2018)	—	—	—	(104,245)	—	(8,724)	(112,969)
Change in fair value of interest rate swap agreements	—	—	—	—	9,762	822	10,584
Realized gain on interest rate swap agreements	—	—	—	—	(78)	(6)	(84)
Conversion of eight OP Units to eight shares of common stock	—	684	—	—	—	(684)	—
Redemption of 127 shares of common stock	—	(10,304)	—	—	—	—	(10,304)
Cancellation of nine shares of common stock	—	(748)	—	—	—	—	(748)
Adjustment of non-controlling interests	—	(1,510)	—	—	—	1,510	—
Balance, December 31, 2018	22	1,557,421	—	(155,150)	14,806	111,821	1,528,920
Net income	—	—	—	79,394	—	5,720	85,114
Issuance of 4,639 shares of common stock	5	395,086	—	—	—	—	395,091
Other offering costs	—	(1,649)	—	—	—	—	(1,649)
Distributions declared ($0.430 per share January 2019, $0.440 per share February through December 2019)	—	—	—	(127,014)	—	(9,266)	(136,280)
Change in fair value of interest rate swap agreements	—	—	—	—	(34,701)	(2,671)	(37,372)
Realized gain on interest rate swap agreements	—	—	—	—	(191)	(14)	(205)
Redemption of 417 shares of common stock	(1)	(32,005)	—	(2,593)	—	—	(34,599)
Redemption of 235 shares of common stock with a related party	—	(17,102)	—	(2,898)	—	—	(20,000)
Adjustment of non-controlling interests	—	(5,816)	—	—	—	5,816	—
Balance, December 31, 2019	$26	$1,895,935	$—	$(208,261)	$(20,086)	$111,406	$1,779,020

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Operating activities
Net income	$85,114	$75,105	$59,555
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	105,408	83,690	62,759
Provision for impairment of investment in rental properties	3,452	2,061	2,608
Amortization of debt issuance costs charged to interest expense	2,542	1,776	1,893
Straight-line rent and financing lease adjustments	(21,943)	(19,492)	(17,132)
Cost of debt extinguishment	1,176	101	5,151
Gain on sale of real estate	(29,914)	(10,496)	(12,992)
Settlement of interest rate swap	—	760	(1,965)
Gain on sale of investment in related party	—	(8,500)	—
Leasing fees paid	(1,002)	(1,399)	(3,339)
Other non-cash items	466	528	(1,258)
Changes in assets and liabilities:
Tenant and other receivables	92	(876)	(542)
Prepaid expenses and other assets	(136)	(936)	(8)
Accounts payable and other liabilities	8,286	(777)	1,501
Accrued interest payable	(6,183)	6,466	1,709
Net cash provided by operating activities	147,358	128,011	97,940
Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $49,782, $20,845 and $5,205 in 2019, 2018 and 2017, respectively	(997,015)	(575,764)	(657,286)
Related party acquisition of rental property accounted for using the operating method, net of mortgages assumed of $0, $0 and $6,721 in 2019, 2018 and 2017, respectively	—	—	(7,531)
Acquisition of rental property accounted for using the direct financing method	—	(430)	(3,546)
Capital expenditures and improvements	(5,051)	(5,153)	(6,782)
Proceeds from sale of investment in related party	—	18,500	—
Proceeds from disposition of rental property, net	168,759	53,988	63,310
Change in deposits on investments in rental property	1,600	(1,600)	—
Net cash used in investing activities	(831,707)	(510,459)	(611,835)
Financing activities
Proceeds from issuance of common stock, net	329,750	215,902	272,827
Redemptions of common stock	(34,599)	(10,204)	(9,439)
Redemptions of common stock with a related party	(20,000)	—	—
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $49,782, $20,845 and $11,926 in 2019, 2018 and 2017, respectively	750,000	415,000	515,000
Principal payments on mortgages, notes payable and unsecured term notes	(316,940)	(34,722)	(386,080)
Borrowings on unsecured revolving credit facility	434,100	343,600	494,000
Repayments on unsecured revolving credit facility	(377,900)	(475,500)	(323,000)
Cash distributions paid to stockholders	(61,961)	(51,845)	(44,540)
Cash distributions paid to non-controlling interests	(9,248)	(8,638)	(7,574)
Debt issuance and extinguishment costs paid	(7,531)	(2,255)	(10,303)
Net cash provided by financing activities	685,671	391,338	500,891
Net increase (decrease) in cash and cash equivalents and restricted cash	1,322	8,890	(13,004)
Cash and cash equivalents and restricted cash at beginning of period	18,989	10,099	23,103
Cash and cash equivalents and restricted cash at end of period	$20,311	$18,989	$10,099
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$18,612	$9,355	$21,635
Restricted cash at beginning of period	377	744	1,468
Cash and cash equivalents and restricted cash at beginning of period	$18,989	$10,099	$23,103

Cash and cash equivalents at end of period	$12,455	$18,612	$9,355
Restricted cash at end of period	7,856	377	744
Cash and cash equivalents and restricted cash at end of period	$20,311	$18,989	$10,099

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

December 31, 2019, 2018, and 2017

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, office, retail, and other commercial properties under long-term lease agreements. At December 31, 2019, the Corporation owned a diversified portfolio of 646 individual commercial properties located in 41 states throughout the continental United States and in British Columbia, Canada.

Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The remaining membership units in the OP (“OP Units”), which are referred to as non-controlling interests, are held by members who acquired their interest by contributing property to the OP in exchange for OP Units. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The following table summarizes the economic ownership interest in the OP:

	December 31,
Percentage of shares owned by	2019	2018	2017
Corporation	93.7%	92.7%	92.4%
Non-controlling interests	6.3%	7.3%	7.6%
	100.0%	100.0%	100.0%

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s (as defined below) affairs. For all years presented in these Consolidated Financial Statements, the Corporation was externally managed and its Board of Directors had retained the Corporation’s sponsor, Broadstone Real Estate, LLC (“BRE”) and Broadstone Asset Management, LLC (the “Asset Manager”) to manage the Corporation’s day-to-day affairs, to implement the Corporation’s investment strategy, and to provide certain property management services for the Corporation’s properties, subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager was a wholly owned subsidiary of BRE and all of the Corporation’s officers were employees of BRE. Accordingly, both BRE and the Asset Manager were related parties of the Company. Refer to Note 3 for further discussion concerning related parties and related party transactions conducted during all periods presented and Note 19 for discussion of the Company’s internalization of management functions that occurred in February 2020.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operations of the Corporation, the OP, and its consolidated subsidiaries, all of which are wholly owned by the OP (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation has complete responsibility for the day-to-day management, authority to make decisions, and control of the OP. Based on consolidation guidance, the Corporation has concluded that the OP is a VIE as the members in the OP do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the OP. However, as the Corporation holds the majority voting interest in the OP, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the OP not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

The Company accounts for its acquisitions of real estate as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, as substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets.

The Company allocates the purchase price of investments in rental property accounted for as asset acquisitions based on the relative fair value of the assets acquired and liabilities assumed. These generally include tangible assets, consisting of land and land improvements, buildings and other improvements, and equipment, and identifiable intangible assets and liabilities, including the value of in-place leases and acquired above-market and below-market leases. Acquisition costs incurred in connection with investments in real estate accounted for as asset acquisitions are capitalized and included with the allocated purchase price. The results of operations of acquired properties are included in the Consolidated Statements of Income and Comprehensive Income from the respective date of acquisition.

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

Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and leasing and development costs incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and leasing and development costs are amortized over lives which are consistent with the related assets. There were no capitalized interest or real estate taxes during the years ended December 31, 2019, 2018, and 2017.

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

For the years ended December 31, 2019, 2018, and 2017, the Company recorded impairment charges of $3,452, $2,061, and $2,608, respectively. Impairment indicators were identified due to concerns over tenant future viability, property vacancies, or changes to the overall investment strategy for the real estate assets. The amount of the impairment charges were based on management’s consideration of the factors detailed above. In determining the fair value of the impaired assets at September 30, 2019 and March 31, 2019, the measurement dates, and depending on the property being evaluated, the Company utilized a capitalization rate of 14.58%, a weighted average discount rate of 8.00%, and a weighted average price per square foot of $226. In determining the fair value of the impaired assets at September 30, 2018, the measurement date, and depending on the property being evaluated, the Company utilized capitalization rates ranging from 7.50% to 10.00%, and a weighted average discount rate of 8.00%. In determining the fair value of the impaired assets at September 30, 2017, the measurement date, and depending on the property being evaluated, the Company utilized capitalization rates ranging from 7.25% to 12.00%, and a weighted average discount rate of 8.00%.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately on the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2019 and 2018, the Company did not have any properties that met the held for sale criteria.

Sales of Real Estate

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

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2019, 2018, and 2017, the Company did not have property dispositions that qualified as discontinued operations.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Land improvements	15 years
Buildings and improvements	15 to 39 years
Equipment	7 years

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity at date of acquisition of three months or less, including money market funds. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, notes payable, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets in the Consolidated Balance Sheets.

Restricted cash consisted of the following:

	December 31,
(in thousands)	2019	2018
Escrow funds and other	$2,311	$377
Undistributed 1031 proceeds	5,545	—
	$7,856	$377

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

Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the CPI. Lease income associated with such provisions is considered variable lease income and therefore is not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

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

Revenue Recognition Under ASC 842 and ASC 840

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

Certain of the Company’s lease contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues in the accompanying Consolidated Statements of Income and Comprehensive Income.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Consolidated Balance Sheets. Rent received in advance is as follows:

	December 31,
(in thousands)	2019	2018
Rents received in advance	$13,368	$7,832

Allowance for Doubtful Accounts

Prior to the adoption of ASC 842, provisions for doubtful accounts were recorded as bad debt expense and included in General and administrative expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. Subsequent to the adoption of ASC 842, provisions for doubtful accounts are recorded prospectively as an offset to Lease revenues on the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the changes in the allowance for doubtful accounts:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Balance as of January 1	$2,086	$742	$323
Provision for doubtful accounts	441	1,521	419
Write-offs	(2,527)	(177)	—
Balance as of December 31	$—	$2,086	$742

Tenant and Capital Reserves

The terms of certain of the Company’s operating leases require the establishment of tenant and capital reserves. Under the tenant reserve requirements, tenant-funded amounts are deposited into an escrow account, to be used to fund certain costs to maintain the rental properties. Under the capital reserve lease requirements, the tenants are required to pay additional amounts into an escrow account to fund capital improvements, replacements, and repairs made to the properties. The Company has no obligation to fund capital improvements beyond these reserve balances.

The balances of the tenant and capital reserves are included in Accounts payable and other liabilities on the Consolidated Balance Sheets and are as follows:

	December 31,
(in thousands)	2019	2018
Tenant reserve	$922	$774
Capital reserve	872	362
	$1,794	$1,136

The corresponding cash balances are recorded in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Debt Issuance Costs

In accordance with ASC 835, Interest, debt issuance costs related to Mortgages and notes payable, Unsecured term notes and senior notes are reported as a direct deduction from the carrying amount of the related liability, consistent with debt discounts, in the Consolidated Balance Sheets. Debt issuance costs associated with the unsecured revolving credit facility (the “Revolving Credit Facility”) are reported as an asset on the Consolidated Balance Sheets.

Debt issuance costs incurred in connection with the Company’s unsecured Revolving Credit Facility, mortgages and notes payable, and unsecured term notes and senior notes have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method.

The following table summarizes debt issuance costs:

	December 31,
(in thousands)	2019	2018
Unsecured revolving credit facility:
Debt issuance costs	$4,692	$3,431
Less accumulated amortization	(2,312)	(1,170)
	$2,380	$2,261
Mortgages and notes payable:
Debt issuance costs	$667	$834
Less accumulated amortization	(309)	(335)
	$358	$499
Unsecured term notes:
Debt issuance costs	$9,898	$6,997
Less accumulated amortization	(1,979)	(2,770)
	$7,919	$4,227

Deferred Initial Public Offering Costs

The Company has incurred certain costs in connection with its anticipated initial public offering (“IPO”). The Company capitalizes such deferred IPO costs, which primarily consist of direct, incremental legal, professional, accounting and other third-party fees. The deferred IPO costs will be offset against IPO proceeds upon the consummation of an offering. Should the planned IPO be abandoned, the deferred IPO costs will be expensed immediately as a charge to operating expenses in the Consolidated Statement of Income and Comprehensive Income. At December 31, 2019, deferred IPO costs were $668, and were included within Prepaid expenses and other assets on the Consolidated Balance Sheets.

Leasing Fees

Leasing fees represent costs incurred to lease properties to tenants and are capitalized as they are incremental costs of a lease that would not have been incurred if the lease had not been obtained. Leasing fees are amortized using the straight-line method over the term of the lease to which they relate, which range from 9 to 29 years.

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

When an existing cash flow hedge is terminated, the Company determines the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive (loss) income based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If the Company determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method, which approximates an effective interest method. If the Company determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings in the period the cash flow hedge is terminated.

The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Property Loss and Insurance Recoveries

Property losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 350, Intangibles – Goodwill and Other, and ASC 360, Property, Plant, and Equipment. Under the terms of the Company’s lease agreements with tenants, a majority of which are net leases (whereby the tenants are responsible for insurance, taxes, and maintenance, among other property costs), the tenants are responsible for repairs and maintenance to the properties. The terms of the leases also require the tenants to continue making their monthly rental payments despite the property loss. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial property loss as an acceleration of depreciation and evaluates whether all or a portion of the property loss can be offset by the recognition of insurance recoveries.

Under the terms of the lease agreements with tenants, in the case of full or partial loss to a property, the tenant has an obligation to restore/rebuild the premises as nearly as possible to its value, condition and character immediately prior to such event. To mitigate the risk of loss, the Company requires tenants to maintain general liability insurance policies on the replacement value of the properties. Based on these considerations, the Company follows the guidance in ASC 610-30, Other Income – Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (i.e., the properties) to monetary assets (i.e., insurance recoveries or tenant recoveries). Under ASC 610-30, once probable of receipt, the Company recognizes an insurance/tenant recovery receivable in Tenant and other receivables, net, in the Consolidated Balance Sheets, with a corresponding offset to the accelerated depreciation recognized in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is less than the amount of accelerated depreciation recognized, the Company will recognize a net loss in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is greater than the amount of accelerated depreciation recognized, the Company will only recognize a recovery up to the amount of the accelerated depreciation, and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash advances are received.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the OP of 6.3%, 7.3%, and 7.6% at December 31, 2019, 2018, and 2017, respectively, by third parties which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Consolidated Statements of Stockholders’ Equity.

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

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$2,911	$—	$2,911	$—
Interest rate swap, liabilities	(24,471)	—	(24,471)	—
	$(21,560)	$—	$(21,560)	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$17,633	$—	$17,633	$—
Interest rate swap, liabilities	(1,820)	—	(1,820)	—
	$15,813	$—	$15,813	$—

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

The Company has estimated that the carrying amount reported on the Consolidated Balance Sheets for Cash and cash equivalents, Prepaid expenses and other assets, Tenant and other receivables, net, and Accounts payable and other liabilities approximates their fair values due to their short-term nature.

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

The following table summarizes the carrying amount reported on the Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolving credit facility:

	December 31,
(in thousands)	2019	2018
Carrying amount	$1,989,451	$1,450,551
Fair value	2,047,860	1,439,264

As disclosed under the Long-lived Asset Impairment section elsewhere in Note 2, the Company’s non-recurring fair value measurements at December 31, 2019 and 2018, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2008. The Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT, and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, the Company is not subject to U.S. federal corporate income tax to the extent its dividends paid deduction exceeds its taxable income, as defined in the Code. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying Consolidated Financial Statements, except for U.S. federal income taxes of the Company’s taxable REIT subsidiaries (“TRS”). The Company has wholly-owned subsidiaries that elected to be treated as a TRS and are subject to U.S. federal, state and local income taxes at regular corporate tax rates. The income tax expense incurred by the TRS entities did not have a material impact on the Company’s accompanying Consolidated Financial Statements.

The Company is subject to state and local income or franchise taxes and foreign taxes in certain jurisdictions in which some of its properties are located and records these within Income taxes in the accompanying Statements of Income and Comprehensive Income when due.

The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2019, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2016 through 2018 tax years.

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

The Company has determined that it has no uncertain tax positions at December 31, 2019 and 2018, or for the years ended December 31, 2019, 2018, and 2017, which include the tax status of the Company.

Interest and penalties related to income taxes are charged to tax expense during the year in which they are incurred.

Taxes Collected From Tenants and Remitted to Governmental Authorities

A majority of  the Company’s properties are leased on a net basis, which provides that the tenants are responsible for the payment of property operating expenses, including, but not limited to, property taxes, maintenance, insurance, repairs, and capital costs, during the lease term. The Company records such expenses on a net basis.

In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where amounts billed to tenants are included in Lease revenues, and the corresponding expense is included in Property and operating expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

Right-of-Use Assets and Lease Liabilities

As described in Recently Adopted Accounting Standards elsewhere in Note 2, the Company adopted the provisions of ASC 842 as of January 1, 2019. In accordance with ASC 842, the Company records right-of-use assets and lease liabilities associated with leases of land where it is the lessee under non-cancelable operating leases (“ground leases”). The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. As allowed under ASC 842, the Company has made an accounting policy election, applicable to all asset types, to not separate lease from nonlease components when allocating contract consideration related to ground leases.

Right-of-use assets and lease liabilities associated with ground leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2019
Right-of-use assets	Prepaid expenses and other assets	$1,614
Lease liabilities	Accounts payable and other liabilities	1,209

Rental Expense

Rental expense associated with ground leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. Under the provisions of ASC 842, the difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying December 31, 2019 Consolidated Balance Sheet. Prior to the adoption of ASC 842, at December 31, 2018, this difference was recorded as a deferred liability and was included as a component of Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Rental expense is included in Property and operating expenses on the accompanying Consolidated Statements of Income and Comprehensive Income.

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

ASC 842 requires all income from leases to be presented as a single line item, rather than the prior presentation where rental income from leases was shown separately from amounts billed and collected as reimbursements from tenants on the Consolidated Statements of Income and Comprehensive Income. In addition, bad debt expense is required to be recorded as an adjustment to Lease revenues, rather than recorded within Operating expenses on the Consolidated Statements of Income and Comprehensive Income, as had previously been the case.

The Company is primarily a lessor and therefore adoption of ASC 842 did not have a material impact on its Consolidated Financial Statements. Upon adoption of ASC 842, it was not necessary for the Company to record a cumulative-effect adjustment to the opening balance of retained earnings, however the Company recognized a right-of-use asset and corresponding lease liability as of January 1, 2019, of $1,687 and $1,261, respectively, related to operating leases where it is the lessee (see Note 18). The right-of-use asset was recorded net of a previously recorded straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Previously under Topic 815, the eligible benchmark interest rates in the United States were the interest rates on direct Treasury obligations of the U.S. government (UST), the LIBOR swap rate, the OIS Rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate, which was introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities that already adopted the amendments in ASU 2017-12 (which the Company adopted effective January 1, 2018). The Company adopted ASU 2018-16 as of January 1, 2019 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. Adoption of this guidance had no impact on the Consolidated Financial Statements.

Other Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changes how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit loss, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with an option to irrevocably elect the fair value option for eligible instruments upon adoption of Topic 326. ASU 2016-13 is effective January 1, 2020, with early adoption permitted beginning on January 1, 2019, under a modified retrospective application. The new guidance will apply to the Company’s investments in direct financing leases, which totaled $41,890, or 1.1% of the Company’s total assets, at December 31, 2019, and related to 16 individual leases. Due to the nature of its activities, the Company’s lease portfolio has historically not included a significant number of direct financing leases, and the Company has not experienced significant collection issues on its direct financing lease receivables. Accordingly, the Company does not anticipate that adoption of ASU 2016-13 will result in a material allowance for credit losses being recorded as a transition adjustment, or have an ongoing material impact on its results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The modifications and new disclosures required by the new standard primarily relate to disclosures around recurring Level 3 fair value measurements, and investments by the company in entities that calculate net asset value, neither of which are relevant to the Company’s current recurring fair value measurements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt the new standard on a prospective basis on January 1, 2020, but does not anticipate a significant change in its financial statement disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments which clarifies and improves guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The Company assessed the impact of the changes to Topic 326 in connection with its adoption of ASU 2018-13 discussed above. The provisions of ASU 2019-04 relating to Topics 815 and 825 relate to clarifying the provisions of existing guidance that are not applicable to the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation, including certain items described below which resulted from the adoption of ASC 842.

Components of revenue that were previously reported as Rental income from operating leases, Earned income from direct financing leases, Operating expenses reimbursed from tenants, and Other income from real estate transactions, on the Consolidated Statements of Income and Comprehensive Income, have been combined and reported as Lease revenues on the Consolidated Statements of Income and Comprehensive Income as follows:

As originally reported	For the years ended December 31,
(in thousands)	2018	2017
Revenues
Rental income from operating leases	$222,208	$170,493
Earned income from direct financing leases	3,941	4,141
Operating expenses reimbursed from tenants	11,221	6,721
Other income from real estate transactions	109	208
Total revenues	$237,479	$181,563

As revised	For the years ended December 31,
(in thousands)	2018	2017
Revenues
Lease revenues	$237,479	$181,563

In addition, as discussed in Recently Adopted Accounting Standards, in connection with recording the transition adjustment for the right-of-use asset related to operating leases where the Company is the lessee, amounts reported as ground lease intangible assets, net and ground lease straight-line rent liabilities on the Consolidated Balance Sheet at December 31, 2018, were reclassified as of January 1, 2019, and are now included as components of the right-of-use asset.

The Company reclassified Restricted cash of $377 and Tenant and capital reserves of $1,136 to Prepaid expenses and other assets on the Consolidated Balance Sheets at December 31, 2018, to conform with the current period presentation. Additionally, Tenant improvement allowances of $2,125 were reclassified to Accounts payable and other liabilities on the Consolidated Balance Sheets at December 31, 2018, to conform with the current presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

The Company reclassified $857 and $624 of Income taxes from a component of Operating expenses to a component of Other income (expenses), on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018 and December 31, 2017, to conform with the current period presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

3. Related-Party Transactions

As discussed in Note 19, on February 7, 2020, the Company completed three mergers providing for the internalization of the external management functions previously performed by BRE and the Asset Manager (the “Internalization”). Prior to the Internalization, BRE, a related party in which certain directors of the Corporation had either a direct or indirect ownership interest, and the Asset Manager were considered to be related parties, including during all periods covered by these Consolidated Financial Statements.

Property Management Agreement

The Corporation and the OP were parties to a property management agreement (as amended, the “Property Management Agreement”) with BRE. Under the terms of the Property Management Agreement, BRE managed and coordinated certain aspects of the leasing of the Corporation’s rental property.

In exchange for services provided under the Property Management Agreement, BRE received certain fees and other compensation as follows:

(i)

3% of gross rentals collected each month from the rental property for property management services (other than one property, which called for 5% of gross rentals under the Property Management Agreement); and

(ii)	Re-leasing fees for existing rental property equal to one month’s rent for a new lease with an existing tenant and two months’ rent for a new lease with a new tenant.

In addition, prior to January 1, 2018, BRE was able to provide, but was not obligated to provide, short-term financing to, or guarantees for, the OP. In exchange for these services, BRE was entitled to receive an interest rate of up to the prime rate plus 1.00% in exchange for any advances to the OP, and 0.05% for guaranteeing recourse carve-outs on financing arrangements. No such advances or guarantees were made during the year ended December 31, 2017.

Upon completion of the Internalization, the Property Management Agreement was terminated and there will be no future property management fees payable to BRE. The Internalization was not considered a termination event under the Property Management Agreement. No fees were payable to BRE as a result of the Internalization.

Asset Management Agreement

The Corporation and the OP were parties to an asset management agreement (as amended the “Asset Management Agreement”) with the Asset Manager, a single member limited liability company with BRE as the single member, and therefore a related party in which certain directors of the Corporation had an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager was responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the Corporation’s Independent Directors Committee (“IDC”) for its valuation functions and other duties. The Asset Manager also nominated two individuals to serve on the Board of Directors of the Corporation.

Under the terms of the Asset Management Agreement, the Asset Manager was compensated as follows:

(i)

a quarterly asset management fee equal to 0.25% of the aggregate value of common stock, based on the   per share value as determined by the IDC each quarter, on a fully diluted basis as if all interests in the OP had been converted into shares of the Corporation’s common stock;

(ii)	0.5% of the proceeds from future equity closings as reimbursement for offering, marketing, and brokerage expenses;
(iii)

1% of the gross purchase price paid for each rental property acquired (other than acquisitions described in (iv) below), including any property contributed in exchange for membership interests in the OP;

(iv)

2% of the gross purchase price paid for each rental property acquired in the event that the acquisition of a rental property required a new lease (as opposed to the assumption of an existing lease), such as a sale-leaseback transaction;

(v)	1% of the gross sale price received for each rental property disposition; and
(vi)

for the years ended December 31, 2019 and 2018, 1% of the Aggregate Consideration, as defined in the Asset Management Agreement, received in connection with a Disposition Event. The Asset Management Agreement defined a Disposition Event in the same manner as a Termination Event was defined in the Property Management Agreement discussed above.

Upon completion of the Internalization, the Asset Management Agreement was terminated and there will be no future asset management fees payable to the Asset Manager. The Internalization was not considered a termination event under the Asset Management Agreement. No fees were payable to the Asset Manager as a result of the Internalization.

Total fees incurred under the Property Management Agreement and Asset Management Agreement are as follows:

(in thousands)	Financial Statement	For the years ended December 31,
Type of Fee	Presentation	2019	2018	2017
Asset management fee	Asset management fees	$21,863	$18,173	$14,754
Property management fee	Property management fees	8,256	6,529	4,988
Total management fee expense		30,119	24,702	19,742

Marketing fee (offering costs)	Additional paid-in capital	1,649	1,158	1,380
Acquisition fee	Capitalized as a component of assets acquired	10,319	5,907	6,580
Leasing and re-leasing fees	Leasing fees, net	843	1,399	3,339
Disposition fee	Gain on sale of real estate	1,765	573	605
Total management fees		$44,695	$33,739	$31,646

Included in Due to related parties on the Consolidated Balance Sheets at December 31, 2018, are $114 of unpaid management fees. There were no unpaid management fees at December 31, 2019. All fees related to the Property Management Agreement and the Asset Management Agreement are paid for in cash within the Company’s normal payment cycle for vendors.

Investment in Related Party

On June 30, 2015, the Company issued 139 shares with a value of $10,000 to BRE in exchange for 100 non-voting convertible preferred units of BRE, which represented a 6.4% ownership interest in BRE at the time of the transaction on a fully-diluted basis. The Company had the right to convert the preferred units to non-voting common units of BRE between January 1, 2018 and December 31, 2019. Subsequent to the conversion period, BRE had the option to redeem the convertible preferred units at their original value of $10,000, plus any accrued and unpaid preferred return. On July 31, 2018, the Company sold its investment to an existing owner of BRE. The preferred units were sold for an aggregate sales price of $18,500 and had a carrying value of $10,000 at the time of sale. The transaction was approved by the Board of Directors and IDC. The preferred units provided a stated preferred return at inception of 7.0% with 0.25% increases every June 30th. Preferred distributions related to the investment in BRE for the years ended December 31, 2018 and 2017 amounted to $440 and $737, respectively.

Redemption of Shares from Related Party

In accordance with the definitive merger agreement (the “Merger Agreement”) entered into as part of Internalization, during December 2019, the Company redeemed 235 shares of its common stock from BRE, representing BRE’s entire ownership interest in the Company. The shares were redeemed at $85 per share, the current Determined Share Value, for total consideration of $20,000.

4. Acquisitions

The Company closed on the following acquisitions during the year ended December 31, 2019:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
April 30, 2019	Industrial	1	76,000	(a)
May 21, 2019	Retail	2	6,500
May 31, 2019	Retail	1	3,192
June 7, 2019	Office	1	30,589
June 26, 2019	Industrial	2	11,180
July 15, 2019	Restaurant	1	3,214
July 15, 2019	Industrial	1	11,330
July 31, 2019	Healthcare	5	27,277
August 27, 2019	Industrial	1	4,404
August 29, 2019	Industrial/Office	23	735,740
September 17, 2019	Industrial	1	11,185
October 31, 2019	Retail/Healthcare	3	12,922
November 7, 2019	Restaurant	1	3,142
November 20, 2019	Retail	1	7,385
November 22, 2019	Industrial	1	6,500
November 27, 2019	Retail	2	8,243
		74	$1,031,881	(b)

(a)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $49,782 with an interest rate at 4.92% and a maturity date of February 2028 (see Note 10).
(b)	Acquisition price does not include capitalized acquisition costs of $17,631.

The Company closed on the following acquisitions during the year ended December 31, 2018:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170	(c)
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(d)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433	(e)
July 12, 2018	Industrial	1	11,212
July 17, 2018	Retail	5	14,845
July 17, 2018	Office	1	34,670
August 6, 2018	Industrial	2	4,802
August 10, 2018	Retail	20	44,977
October 11, 2018	Healthcare	4	17,448
October 26, 2019	Industrial	1	8,816
October 31, 2018	Retail	1	2,016
November 30, 2018	Retail	3	5,357
December 4, 2018	Retail	2	6,036
December 6, 2018	Healthcare	6	46,100
December 12, 2018	Healthcare	1	20,312
December 20, 2018	Industrial	1	18,250
December 20, 2018	Healthcare	18	93,129
December 28, 2018	Industrial	1	10,035
December 28, 2018	Healthcare	5	14,037
		113	$606,825	(f)

(c)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $3,700, in exchange for a reduction in the cash paid for the transaction (see Note 8).
(d)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate at 4.36% and a maturity date of August 2025 (see Note 10).
(e)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $2,827, in exchange for a reduction in the cash paid for the transaction (see Note 8).
(f)	Acquisition price does not include capitalized acquisition costs of $12,643.

The Company closed on the following acquisitions during the year ended December 31, 2017:

			Real Estate
(in thousands, except number of properties)		Number of	Acquisition
Date	Property Type	Properties	Price
January 18, 2017	Retail	1	$2,520
March 1, 2017	Retail	9	87,196
April 28, 2017	Retail	25	48,898
June 2, 2017	Healthcare	2	13,300
June 15, 2017	Retail	2	2,700
June 30, 2017	Industrial	2	12,250
June 30, 2017	Healthcare	7	25,989
July 7, 2017	Office	1	32,210
August 4, 2017	Healthcare	3	11,732
August 31, 2017	Healthcare	3	16,700
August 31, 2017	Industrial	2	6,148
September 13, 2017	Retail	5	4,994
September 29, 2017	Industrial/Retail	7	30,012
September 29, 2017	Industrial	1	57,372
October 13, 2017	Healthcare	1	10,000	(g)
November 1, 2017	Other	4	15,693	(h) (i)
December 7, 2017	Office	2	19,295
December 7, 2017	Healthcare	1	5,095
December 7, 2017	Healthcare	1	2,678
December 8, 2017	Industrial/Office	3	74,200
December 14, 2017	Office	1	24,500
December 18, 2017	Other	1	22,585
December 22, 2017	Industrial	2	19,000
December 22, 2017	Industrial	1	21,037
December 27, 2017	Retail	1	1,446
December 28, 2017	Industrial	1	28,450
December 29, 2017	Retail	9	28,224
December 29, 2017	Retail	20	39,552
December 29, 2017	Healthcare	6	19,868
		124	$683,644	(j)

(g)

In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $5,205 with a variable interest rate at one-month LIBOR plus 3.0% and a maturity date of August 2021 (see Note 10). The Company also assumed an interest rate swap with a fixed rate of 1.02% and a maturity date of August 2021 (see Note 11).

(h)	The acquisition was conducted with a related party and approved by the IDC. The fees required under the Asset Management Agreement (see Note 3) were waived by the Asset Manager.
(i)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $6,721 with an interest rate of 3.65% and a maturity date of October 2026 (see Note 10).
(j)	Acquisition price does not include capitalized acquisition costs of $12,349.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed acquisitions:

	December 31,
(in thousands)	2019	2018	2017
Land	$161,182	$72,559	$67,945
Land improvements	47,391	32,498	54,804
Buildings and improvements	772,998	454,391	508,541
Equipment	—	2,892	7,671
Acquired in-place leases (k)	80,952	62,631	77,073
Acquired above-market leases (l)	2,800	5,538	14,905
Acquired below-market leases (m)	(15,811)	(11,471)	(38,493)
Direct financing investments	—	430	3,546
Mortgages payable	(49,782)	(20,845)	(11,926)
Non-real estate liabilities	—	(56)	(2,777)
	$999,730	$598,567	$681,289

(k)

The weighted average amortization period for acquired in-place leases is 13 years, 13 years, and 15 years for acquisitions completed during the years ended December 31, 2019, 2018, and 2017, respectively.

(l)

The weighted average amortization period for acquired above-market leases is 18 years, 16 years, and 17 years for acquisitions completed during the years ended December 31, 2019, 2018, and 2017, respectively.

(m)

The weighted average amortization period for acquired below-market leases is 10 years, 13 years, and 19 years for acquisitions completed during the years ended December 31, 2019, 2018, and 2017, respectively.

The above acquisitions were funded using a combination of available cash on hand, borrowings under the Company’s unsecured revolving line of credit and unsecured term loan agreements, and proceeds from equity issuances. All acquisitions closed during the years ended December 31, 2019, 2018 and 2017, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

5. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the years ended December 31,
(in thousands, except number of properties)	2019	2018	2017
Number of properties disposed	49	20	13
Aggregate sale price	$176,486	$57,402	$66,532
Aggregate carrying value	(138,845)	(43,492)	(50,339)
Additional sales expenses	(7,727)	(3,414)	(3,201)
Gain on sale of real estate	$29,914	$10,496	$12,992

6. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, office, retail, and other industries. At December 31, 2019, the Company had 626 real estate properties which were leased under leases that have been classified as operating leases and 16 that have been classified as direct financing leases. Of the 16 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

The Company’s leases do not include residual value guarantees. To protect the residual value of its assets under lease, the Company requires tenants to maintain certain levels of property insurance, and in some cases will purchase supplemental policies directly. Management physically inspects each property on a regular basis to ensure the tenant is maintaining the property so that it will be in a condition at the end of the lease term that is suitable for the Company to lease to a new tenant without the need for significant additional investment. For assets other than land, at lease inception the Company estimates the residual value taking into consideration the original fair value of the asset, less anticipated depreciation over the lease term. In general, at lease inception the Company assumes the value ascribed to land will be fully recoverable at the end of the lease term.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants are as follows:

	December 31,
(in thousands)	2019	2018
Land	$548,911	$411,043
Land improvements	275,470	239,701
Buildings and improvements	2,850,571	2,186,499
Equipment	11,492	11,492
	3,686,444	2,848,735
Less accumulated depreciation	(271,044)	(206,989)
	$3,415,400	$2,641,746

Depreciation expense on investment in rental property was as follows:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Depreciation	$83,797	$66,055	$50,360

Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2019 are as follows:

(in thousands)
2020	$290,974
2021	295,713
2022	298,938
2023	302,017
2024	297,121
Thereafter	2,280,973
$3,765,736

Estimated minimum future rental receipts required under non-cancelable operating leases with tenants at December 31, 2018 are as follows:

(in thousands)
2019	$231,725
2020	235,426
2021	238,223
2022	240,083
2023	241,498
Thereafter	2,007,118
$3,194,073

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases is comprised of the following:

	December 31,
(in thousands)	2019	2018
Undiscounted estimated lease payments to be received	$72,753	$76,829
Estimated unguaranteed residual values	20,358	20,358
Unearned revenue	(51,221)	(55,187)
Net investment in direct financing leases	$41,890	$42,000

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2019 are as follows:

(in thousands)
2020	$4,194
2021	4,283
2022	4,369
2023	4,456
2024	4,539
Thereafter	50,912
$72,753

Minimum future rental receipts required under non-cancelable direct financing leases with tenants at December 31, 2018 are as follows:

(in thousands)
2019	$4,076
2020	4,194
2021	4,283
2022	4,369
2023	4,456
Thereafter	55,451
$76,829

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues on the Consolidated Statements of Income and Comprehensive Income:

For the year ended
(in thousands)	December 31, 2019
Contractual rental amounts billed for operating leases	$257,695
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,109
Percentage rent income	152
Adjustment to revenue recognized for uncollectible rental amounts billed	(441)
Total operating lease rental revenues	279,515
Earned income from direct financing leases	4,018
Operating expenses billed to tenants	14,614
Other income from real estate transactions	668
Total lease revenues	$298,815

7. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

	December 31,
(in thousands)	2019	2018
Lease intangibles:
Acquired above-market leases	$62,136	$64,164
Less accumulated amortization	(17,433)	(14,740)
Acquired above-market leases, net	44,703	49,424
Acquired in-place leases	349,645	277,659
Less accumulated amortization	(62,454)	(40,825)
Acquired in-place leases, net	287,191	236,834
Total intangible lease assets, net	$331,894	$286,258
Acquired below-market leases	$113,862	$101,602
Less accumulated amortization	(21,640)	(15,655)
Intangible lease liabilities, net	$92,222	$85,947
Leasing fees	$17,013	$17,274
Less accumulated amortization	(4,166)	(3,576)
Leasing fees, net	$12,847	$13,698

Amortization for intangible lease assets and liabilities is as follows:

(in thousands)		For the years ended December 31,
Intangible	Financial Statement Presentation	2019	2018	2017
Acquired in-place leases and leasing fees	Depreciation and amortization	$25,021	$17,939	$11,903
Above-market and below-market leases	Increase (decrease) to lease revenues	3,419	304	(496)

Estimated future amortization of intangible assets and liabilities at December 31, 2019 is as follows:

(in thousands)
2020	$23,876
2021	23,534
2022	22,985
2023	22,648
2024	21,876
Thereafter	137,600
$252,519

8. Notes Receivable

The Company, as the lender, entered into two loan agreements in the amount of $3,700 and $2,827. The agreements called for interest-only payments at 7.00% and 6.35% per annum through maturity in February and November 2019, respectively. Each of the loans was collateralized by the real estate assets held by the obligors and represented first mortgage liens on net leased commercial properties in Florida and Michigan, respectively. There were no prior liens on the properties at the time the notes were issued. In connection with real estate transactions conducted during the year ended December 31, 2018, the Company settled the notes in full, in exchange for a reduction to the cash paid for the associated real estate assets (see Note 4). Interest income earned on the notes receivable amounted to $174 and $445 for the years ended December 31, 2018 and 2017, respectively.

9. Unsecured Credit Agreements

2019 Unsecured Term Loan Agreement

On June 23, 2017, the Company amended and restated the term loan agreement by and among the Company, the OP, as the borrower, SunTrust Bank, as Administrative Agent, and the lenders party thereto (as amended and restated, the “2019 Unsecured Term Loan Agreement”). The 2019 Unsecured Term Loan Agreement amended certain terms, conditions, covenants, and other provisions to align them with those included in the Unsecured Revolving Credit and Term Loan Agreement described below, in addition to allowing a one-time, non-pro-rata $50,000 paydown on the loan (the “2019 Unsecured Term Loan”). On September 27, 2018, the Company made a $25,000 pro-rata paydown on the 2019 Unsecured Term Loan. The Company repaid the 2019 Unsecured Term Loan in full in February 2019. Borrowings under the 2019 Unsecured Term Loan bore interest at variable rates based on the one-month LIBOR plus a margin based on the OP’s investment grade credit rating ranging between 0.90% and 1.75%. Based on the OP’s credit rating of Baa3, the applicable margin under the 2019 Unsecured Term Loan was 1.40%.

Unsecured Revolving Credit and Term Loan Agreement

On June 23, 2017, the Corporation and the OP entered into an $800,000 unsecured revolving credit and term loan agreement (“Unsecured Revolving Credit and Term Loan Agreement”) with Manufacturers & Traders Trust Company (“M&T Bank”), as Administrative Agent, four participating banks as Joint Lead Arrangers and Joint Bookrunners, four participating banks as Co-Syndication Agents, and four participating banks, as Co-Documentation Agents. The Unsecured Revolving Credit and Term Loan Agreement consisted of a $400,000 senior unsecured revolving credit facility (“Revolving Credit Facility”), a $250,000 senior unsecured delayed draw term loan (“2023 Unsecured Term Loan”), and a $150,000 senior unsecured delayed draw term loan (“2024 Unsecured Term Loan”). The Unsecured Revolving Credit and Term Loan Agreement provides an accordion feature for up to a total of $1,000,000 of borrowing capacity. The Revolving Credit Facility includes a $35,000 sublimit for swingline loans and $20,000 available for issuance of letters of credit.

On November 20, 2017, pursuant to the terms of a Consent and Agreement Regarding Commitment Increases and Additional Term Loans (the “Commitment Increase”) among the Company, the OP, as the borrower, M&T Bank, as Administrative Agent, and the original parties to the Unsecured Revolving Credit and Term Loan Agreement, plus U.S. Bank National Association and Raymond James, N.A. as new lenders added pursuant to the Commitment Increase, the OP obtained an additional $80,000 in credit commitments from the lenders, raising the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $880,000. Except as amended by the Commitment Increase, all terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to the Commitment Increase. As amended by the Commitment Increase, the Unsecured Revolving Credit and Term Loan Agreement consisted of the $425,000 Revolving Credit Facility, the $265,000 2023 Unsecured Term Loan, and the $190,000 2024 Unsecured Term Loan.

On February 28, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement to increase the amount available under the Revolving Credit Facility from $425,000 to $600,000. This increased the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $1,055,000. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to this amendment.

The Revolving Credit Facility has an initial maturity date of January 21, 2022 and provides for one five-month extension, at the election of the Company, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 0.825% and 1.55% per annum. The Revolving Credit Facility contains an applicable facility fee based on the OP’s credit rating ranging between 0.13% and 0.30% per annum. Based on the OP’s current credit rating of Baa3, the applicable margin under the Revolving Credit Facility is 1.20%, and the applicable facility fee is 0.25%.

Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 0.90% and 1.75% per annum through the maturity date of January 2023. Based on the OP’s current credit rating of Baa3, the applicable margin under the 2023 Unsecured Term Loan is 1.35%.

The 2024 Unsecured Term Loan provided for up to three delayed draws from inception through June 2018, at the request of the Company. The Company requested a draw for the remaining available borrowings under the 2024 Unsecured term loan in June 2018. On July 1, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement. Prior to the amendment, the borrowings under the 2024 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 1.50% and 2.45% per annum with the applicable margin being 1.90% at December 31, 2018. The amendment reduced the margin to a range between 0.85% and 1.65% per annum and based on the OP’s current credit rating of Baa3, the applicable margin is 1.25% beginning on July 1, 2019. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained materially the same as those in effect prior to this amendment.

The 2023 Unsecured Term Loan and 2024 Unsecured Term Loan were both subject to a fee of 0.25% per annum on the amount of the commitments, reduced by the amount of term loans outstanding under the applicable loan. The Company is subject to various financial and nonfinancial covenants under the Unsecured Revolving Credit and Term Loan Agreement.

2026 Unsecured Term Loan

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the OP’s credit rating. Based on the OP’s current credit rating of Baa3, the applicable margin under the 2026 Unsecured Term Loan is 1.85%. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2019 Unsecured Term Loan in full. The remaining $150,000 commitment was drawn on August 27, 2019 and used to partially fund acquisitions.

2020 Unsecured Term Loan

On August 2, 2019, the Company entered into a $300,000 term loan agreement (the “2020 Unsecured Term Loan”), maturing on August 2, 2020, with JP Morgan Chase Bank, N.A. as administrative agent. The 2020 Unsecured Term Loan was subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. The entire amount of $300,000 was funded on August 28, 2019 and used to partially fund acquisitions. Borrowings under the 2020 Unsecured Term Loan are subject to interest-only payments at variable rates equal to LIBOR plus a margin based on the OP’s credit rating between 0.85% and 1.65% per annum. Based on the OP’s current credit rating of Baa3, the applicable margin is 1.25%.

Senior Notes

In January 2017, the Company commenced a private offering of unsecured, fixed-rate, interest-only senior promissory notes (the “Series A Notes”). On April 18, 2017, the Company closed the offering and issued the Series A Notes for an aggregate principal amount of $150,000. The Series A Notes were issued by the OP and guaranteed by the Corporation. The Series A Notes were issued at par, bear interest at a rate of 4.84% per annum (priced at 240 basis points above the 10-year U.S. Treasury yield at the time of pricing), and have a 10-year maturity, maturing on April 18, 2027.

On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the OP issued and sold senior promissory notes in two series, Series B Guaranteed Senior Notes (the “Series B Notes”) and Series C Guaranteed Senior Notes (the “Series C Notes”), for an aggregate principal amount of $325,000. The Series B Notes provide for an aggregate principal amount of $225,000 with a fixed-rate of 5.09% through the maturity date of July 2, 2028. The Series C Notes provide for an aggregate principal amount of $100,000 with a fixed-rate of 5.19% through the maturity date of July 2, 2030. On July 2, 2018, the OP issued $100,000 of the Series B Notes and $50,000 of the Series C Notes. The remaining $125,000 principal of the Series B Notes and $50,000 principal of the Series C Notes were funded on September 13, 2018. The proceeds of both issuances were used to pay off borrowings on the Revolving Credit Facility, along with $25,000 of the outstanding principal on the 2019 Unsecured Term Loan.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,		Interest	Maturity
(in thousands, except interest rates)	2019	2018	Rate(d)	Date
2019 Unsecured Term Loan(a)	$—	$300,000	one-month LIBOR + 1.40%	Feb. 2020(g)
2020 Unsecured Term Loan(a)	300,000	—	one-month LIBOR + 1.25%	Aug. 2020(h)
Unsecured Revolving Credit and Term Loan Agreement(a)
Revolving Credit Facility(b)	197,300	141,100	one-month LIBOR + 1.20%(e)	Jan. 2022
2023 Unsecured Term Loan	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.25%(f)	Jun. 2024
	652,300	596,100
2026 Unsecured Term Loan(a)	450,000	—	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,877,300	1,371,100
Debt issuance costs, net(c)	(7,919)	(4,227)
	$1,869,381	$1,366,873

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)

At December 31, 2018, the Company had an outstanding balance of $15,000 on the swingline loan feature of the Revolving Credit Facility, due within five business days. On January 2, 2019, the balance became a part of the Revolving Credit Facility.

(c)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(d)	At December 31, 2019 and 2018, one-month LIBOR was 1.76% and 2.35%, respectively.
(e)	At December 31, 2018, the swingline loan balance of $15,000 bore interest at 5.45% and the remaining Revolving Credit Facility balance of $126,100 bore interest at one-month LIBOR plus 1.20%.
(f)

On July 1, 2019 the Company amended the Unsecured Revolving Credit and Term Loan Agreement to reduce the variable rate margin from a range of 1.50% to 2.45% to a range of 0.85% to 1.65%. Prior to the amendment, at December 31, 2018, the applicable margin on the 2024 Unsecured Term Loan was 1.90%.

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

At December 31, 2019 and 2018, the weighted average interest rate on all outstanding borrowings was 3.68% and 4.23%, respectively.

For the year ended December 31, 2019, the Company paid $6,549 in debt issuance costs associated with the 2020 Unsecured Term Loan, the 2026 Unsecured Term Loan and the amended Unsecured Revolving Credit and Term Loan Agreement. For the year ended December 31, 2018, the Company paid $2,209 in debt issuance costs associated with the Series B Notes and Series C Notes. For the year ended December 31, 2017, the Company paid $8,711 in debt issuance costs associated with the Series A Notes, the Unsecured Revolving Credit and Term Loan Agreement, and the 2019 Unsecured Term Loan Agreement.

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

Based on this assessment, $6,543 of the debt issuance costs incurred during the year ended December 31, 2019, were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $6 of the debt issuance costs incurred during the year ended December 31, 2019, were deemed to be related to the extinguishment of debt and were expensed and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income. Additionally, $328 of unamortized debt issuance costs were expensed during the year ended December 31, 2019, and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income.

All debt issuance costs incurred during the year ended December 31, 2018, related to the issuance of new debt and therefore have been deferred and are being amortized over the term of the associated debt.

Of the total debt issuance costs incurred in 2017, $5,810 related to the issuance of new debt and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $2,901 of debt issuance costs were associated with lenders whose commitments under the new agreements have been determined to be an extinguishment and such debt issuance costs were expensed as a component of the Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2017. Additionally, $654 of unamortized debt issuances costs were expensed and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2017.

Debt issuance costs are amortized as a component of interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization related to the Unsecured revolving credit facility, Mortgages and notes payable, and Unsecured term notes:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Debt issuance costs amortization	$2,685	$1,918	$1,794

10. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2019	2018
(1)	Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$49,065	$—	(a) (b) (c) (n)
(2)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	20,318	20,674	(a) (b) (c) (m)
(3)	PNC Bank	Oct-16	Nov-26	3.62%	17,885	18,260	(b) (c)
(4)	Sun Life	Mar-12	Oct-21	5.13%	10,888	11,288	(b) (g)
(5)	Aegon	Apr-12	Oct-23	6.38%	7,788	8,496	(b) (h)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,913	5,051	(b) (d) (i) (j)
(7)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	544	563	(b) (c) (d) (f) (o)
(9)	Symetra Financial	Nov-17	Oct-26	3.65%	—	6,467	(a) (b) (k) (l)
(10)	Columbian Mutual Life Insurance Company	Aug-10	Sep-25	7.00%	—	1,459	(b) (c) (d)
(11)	Legg Mason Mortgage Capital Corporation	Aug-10	Aug-22	7.06%	—	4,692	(b) (e)
(12)	Standard Insurance Co.	Apr-09	May-34	6.88%	—	1,751	(b) (c)
					112,151	79,451
	Debt issuance costs, net				(358)	(499)
					$111,793	$78,952

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)	Debt was guaranteed by a third party.
(f)

The interest rate represents the initial interest rate. The interest rate will be adjusted at Standard Insurance’s discretion (based on prevailing rates) at 119 months from the first payment date, and the monthly installments will be adjusted accordingly. At the time Standard Insurance may adjust the interest rate for the note payable, the Company has the right to prepay the note without penalty.

(g)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(h)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(i)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 11.
(j)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(k)	Mortgage was assumed in November 2017 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(l)	The interest rate was adjusted to the holder’s quoted five-year commercial mortgage rate for similar size and quality.
(m)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(n)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(o)	Mortgage was paid in full on February 13, 2020.

At December 31, 2019, investment in rental property of $178,670 is pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

	For the years ended December 31,
(in thousands, except number)	2019	2018	2017
Number of mortgages	4	2	7
Outstanding balance of mortgages	$13,905	$6,666	$48,108

The following table summarizes the cost of mortgage extinguishment:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Cost of mortgage extinguishment	$842	$101	$1,596

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 9) at December 31, 2019, are as follows:

(in thousands)
2020	$303,210
2021	18,028
2022	200,230
2023	273,356
2024	192,287
Thereafter	1,002,340
$1,989,451

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

					Fair Value
(in thousands, except interest rates)		Fixed		Notional	December 31,
Counterparty	Maturity Date	Rate	Variable Rate Index	Amount	2019	2018
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,136)	$(411)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	740	2,702
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(402)	769
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(970)	222
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(448)	915
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(1,014)	1,130
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(460)	132
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(577)	—
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,306)	355
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(799)	—
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	143	605
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	10	727
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(911)	930
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(944)	(189)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	720	2,877
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,278)	345
M&T Bank	August 2021	1.02%	one-month LIBOR	4,912	41	177	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(862)	(362)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,038)	(254)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(104)	271
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	376	1,484
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(827)	—
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(651)	—
SunTrust Bank	April 2024	1.99%	one-month LIBOR	25,000	(451)	554
SunTrust Bank	April 2025	2.20%	one-month LIBOR	25,000	(781)	382
SunTrust Bank	July 2025	1.99%	one-month LIBOR	25,000	(524)	728
SunTrust Bank	December 2025	2.30%	one-month LIBOR	25,000	(993)	299
SunTrust Bank	January 2026	1.93%	one-month LIBOR	25,000	(458)	903
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(681)	—
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	881	—
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(302)	59
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(795)	(222)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(1,845)	(382)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(3,914)	1,067
					$(21,560)	$15,813

(a)	Notional amount at December 31, 2018 was $5,051.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements are as follows:

				Total Interest Expense
	Amount of (Loss)			Presented in the
	Gain Recognized in			Consolidated Statements
	Accumulated Other	Reclassification from Accumulated		of Income and
(in thousands)	Comprehensive	Other Comprehensive (Loss) Income		Comprehensive
For the years ended December 31,	(Loss) Income	Location	Amount of Loss	Income
2019	$(37,372)	Interest expense	$1,492	$72,534
2018	10,584	Interest expense	910	52,855
2017	4,166	Interest expense	5,099	34,751

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive (loss) income to Interest expense during the next twelve months are estimated to be a loss of $3,959. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for OP Units. Properties contributed as part of UPREIT transactions were valued at $15,797 and $10,498 during the years ended December 31, 2018, and 2017, respectively, which represents the estimated fair value of the properties contributed, less any assumed debt. There were no UPREIT transactions during the year ended December 31, 2019. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128,746 as of December 31, 2019 and 2018, respectively. In exchange for the properties contributed, 1,737 non-controlling OP Units were issued and outstanding as of December 31, 2019 and 2018, representing a 6.3% and 7.3% interest in the OP at December 31, 2019 and 2018, respectively.

The OP Units are economically equivalent to the Corporation’s common stock and, subject to certain restrictions, are convertible into the Company’s common stock at the option of the respective unit holders on a one-to-one basis. The OP Units are not redeemable for cash in any circumstance and are therefore considered to be permanent equity. Exchanges of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest on a historical cost basis with a corresponding increase in common stock and additional paid-in capital.

The following table summarizes OP Units exchanged for shares of common stock:

	For the years ended December 31,
(in thousands)	2019	2018	2017
OP Units exchanged	—	8	37
Shares of common stock received	—	8	37
Value of shares/units exchanged	$—	$684	$2,986

Holders of the OP Units do not have voting rights at the Corporation level.

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2019, 2018, and 2017. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

During the years ended December 31, 2019, 2018, and 2017, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and Asset Manager represent 18%, 19%, and 20% of total operating expenses for the years ended December 31, 2019, 2018, and 2017, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Notes 2 and 3). The Company has mortgages and notes payable with three institutions that comprise 62%, 16%, and 10% of total mortgages and notes payable at December 31, 2019. The Company had mortgages and notes payable with four institutions that comprised 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. The Company had mortgages and notes payable with four institutions that comprised 27%, 17%, 13%, and 11% of total mortgages and notes payable at December 31, 2017. For the years ended December 31, 2019, 2018, and 2017, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

14. Equity

General

Pursuant to the Corporation’s Articles of Incorporation (the “Charter”), the Corporation is authorized to issue an aggregate of 100,000 shares of capital stock, consisting of 80,000 shares designated as common stock with a par value of $0.001 per share (unrounded), and 20,000 shares designated as preferred stock with a par value of $0.001 per share (unrounded). The Board of Directors, without any action by the Corporation’s stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that the Corporation has authority to issue.

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

Pursuant to the limited liability company agreement between the Corporation and the OP, each outstanding OP Unit is convertible into one share of the Corporation’s common stock, subject to the terms and conditions set forth in the OP’s operating agreement.

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2019 and 2018, no shares of the Corporation’s preferred stock were issued and outstanding.

Share Redemption Program

The Board of Directors approved a share redemption program (“Share Redemption Program”) under which the Corporation could repurchase shares of its outstanding common stock after December 31, 2009. The Board of Directors approved and adopted an amended and restated Share Redemption Program effective as of June 28, 2017.

Under the Share Redemption Program, stockholders could request that the Corporation redeem shares after one year from the original investment date, subject to certain exceptions as set forth in the Share Redemption Program. Under the Share Redemption Program, the Corporation was not obligated to repurchase shares and, notwithstanding any other term of the Share Redemption Program, the Board of Directors or IDC could reject any share redemption request made by any stockholder at any time. Shares held for more than 12 months, but less than five years, were redeemed at a purchase price equal to 95% of the current share value established from time to time by the IDC (the “Determined Share Value”), and shares held for five years or more were redeemed at a purchase price equal to 100% of the current Determined Share Value, subject to certain exemptions as set forth in the Share Redemption Program.

Total shares redeemed pursuant to the Share Redemption Program in any quarter could not exceed 1% of the total number of shares outstanding at the beginning of the calendar year plus 50% of the total number of any additional shares issued during the prior calendar quarter under the DRIP (as defined below), provided that the total number of shares redeemed during any calendar year could not exceed 5% of the number of shares outstanding as of the first day of such calendar year. The Board of Directors or the IDC could amend, suspend, or terminate the Share Redemption Program at any time upon 30 days’ notice to the Corporation’s stockholders. On January 10, 2020, the Corporation announced that it would be terminating the Share Redemption Program, effective February 10, 2020.

The following table summarizes the Company’s redemptions:

	For the years ended December 31,
(in thousands, except number of redemptions)	2019	2018	2017
Number of redemptions requested	96	50	32
Number of shares	652	127	119
Aggregate redemption price	$54,599	$10,304	$9,439

The 2019 redemption amounts include the redemption of shares from BRE, as discussed in Note 3.

Distribution Reinvestment Plan

The Corporation adopted a Dividend Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of OP Units (other than the Corporation), could elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. Cash distributions were reinvested in additional shares of common stock pursuant to the DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. The Corporation could amend the DRIP at any time upon written notice to each participant at least 10 days prior to the effective date of the amendment, and could terminate the DRIP upon written notice to each participant at least 30 days prior to the effective date of the termination. On January 10, 2020, the Corporation announced that it would be terminating the DRIP, effective February 10, 2020. At December 31, 2019, 2018, and 2017, a total of 3,005, 2,233, and 1,592, shares of common stock, respectively, have been issued under the DRIP.

15. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the years ended December 31,
(in thousands, except per share)	2019	2018	2017
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$79,394	$69,375	$54,799
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$79,394	$69,375	$54,799
Net earnings attributable to non-controlling interests	5,720	5,730	4,756
	$85,114	$75,105	$59,555
Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	23,979	20,242	17,084
Effects of convertible OP Units	1,737	1,668	1,483
Weighted average number of common shares outstanding used in diluted earnings per share	25,716	21,910	18,567
Basic and diluted net earnings per common share	$3.31	$3.43	$3.21

In the table above, outstanding OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the OP income attributable to such OP Units also be added back to net income, there is no effect on EPS.

16. Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or return of capital distributions. Return of capital distributions will reduce stockholders’ basis in their shares, but not below zero. The portion of the distribution that exceeds the adjusted basis of the stock will be treated as gain from the sale or exchange of property. The following table shows the character of the distributions the Company paid on a percentage basis:

	For the years ended December 31,
Character of Distributions	2019	2018	2017
Ordinary dividends	43%	55%	51%
Capital gain distributions	8%	8%	—%
Return of capital distributions	49%	37%	49%
	100%	100%	100%

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $76,379, $44,697, and $32,429 for the years ended December 31, 2019, 2018, and 2017, respectively. Cash paid for state income, franchise, and foreign taxes was $2,131, $947, and $655 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•

During the years ended December 31, 2019, 2018, and 2017, the Corporation issued 753, 622, and 499 shares, respectively, of common stock with a value of approximately $63,020, $50,826, and $38,848, respectively, under the terms of the DRIP (see Note 14).

•

During the years ended December 31, 2018, and 2017, the Company issued 194 and 161 OP Units, respectively, in exchange for property contributed in UPREIT transactions valued at $15,797 and $12,913, respectively. There were no UPREIT transactions during the year ended December 31, 2019 (see Note 12).

•

During the year ended December 31, 2018, the Corporation cancelled nine thousand shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At December 31, 2019, 2018, and 2017, dividend amounts declared and accrued but not yet paid amounted to $12,162, $10,111, and $8,449, respectively.
•

Upon adoption of ASC 842 on January 1, 2019, described in Note 2, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee. The right-of-use asset was recorded net of straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

•

In connection with real estate transactions conducted during the year ended December 31, 2019, the Company assumed tenant improvement allowances of $2,517 in exchange for a reduction to the cash paid to acquire the associated real estate assets. The Company did not assume any tenant improvement allowances during the year ended December 31, 2018. In connection with real estate transactions conducted during the year ended December 31, 2017, the Company accepted tenant improvement allowances and credits for rent in advance of $2,777 and $1,730, respectively, in exchange for a reduction to the cash paid for the associated real estate assets.
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

As part of acquisitions closed during the years ended 2019, 2018, and 2017, the Company assumed six separate lease agreements that provided for a total of $2,517, $0, and $2,777, respectively, in tenant improvement allowances.

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2019	2018
Tenant improvement allowances	$2,706	$2,125

The Company is a party to three separate Tax Protection Agreements (Agreements) with the contributing members (Protected Members) of three distinct UPREIT transactions conducted in October 2017, February 2016, and November 2015. The Agreements require the Company to pay monetary damages in the event of a sale, exchange, transfer or other disposal of the contributed property in a taxable transaction that would cause a Protected Member to recognize a Protected Gain, as defined in the Agreements and subject to certain exceptions. In such an event, the Company will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome of the transaction, subject to certain caps and limitations contained in the Agreements. The Company is required to allocate to the Protected Members, an amount of nonrecourse liabilities that is at least equal to the Minimum Liability Amount for each Protected Member, as contained in the Agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Consolidated Financial Statements. If the nonrecourse liabilities allocated do not meet the requirement, the Company will pay monetary damages to the Protected Members in the amount of the aggregate federal, state, and local income taxes incurred as a result of the income or gain allocated or recognized by the Protected Member as an outcome to the default. The maximum aggregate amount the Company may be liable for under the Agreements is approximately $12,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred.

Upon closing the Internalization, the Company entered into an additional tax protection agreement with the Founding Owners (see Note 19).

Obligations Under Operating Leases

The Company leases land at certain properties under non-cancellable operating leases with initial lease terms ranging from 2034 to 2066. These leases contain provisions for fixed monthly payments, subject to rent escalations. One lease requires the Company to make annual rent payments calculated based upon sales generated at the property (“percentage rent”). None of the leases are subject to any sublease agreement.

The following table summarizes the total lease costs associated with these leases, reported as a component of Property and operating expense in the accompanying Consolidated Statements of Income and Comprehensive Income:

	For the years ended December 31,
(in thousands)	2019	2018
Operating lease costs	$139	$59
Variable lease costs	46	23
Total lease costs	$185	$82

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Consolidated Statements of Cash Flows:

	For the years ended December 31,
(in thousands)	2019	2018
Operating lease payments	$158	$52

Estimated future lease payments required under non-cancelable operating leases at December 31, 2019, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
2020	$114
2021	114
2022	116
2023	118
2024	119
Thereafter	2,411
Total undiscounted cash flows	2,992
Less imputed interest	(1,783)
Lease liabilities	$1,209

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

19. Subsequent Events

On January 10, 2020, the Corporation announced that it was suspending its private offering of shares of its common stock until further notice. In addition, the Corporation announced that it would be terminating its Share Redemption Program and DRIP, each effective as of February 10, 2020. Through February 15, 2020, the most recent distribution date, the Company has paid $24,398 in distributions, including dividend reinvestments.

On February 7, 2020, the Board of Directors declared monthly distributions of $0.44 per share of the Company’s common stock and OP Units of record through April 29, 2020. The distributions are payable on the 15th of the following month to stockholders and unit holders of record on the last day of the month.

On February 7, 2020, the Company entered into a $60,000 term loan agreement (the “2022 Unsecured Term Loan”) with JP Morgan Chase Bank, N.A., as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed in the Internalization (see below). Borrowings under the 2022 Unsecured Term Loan are subject to interest-only payments at variable rates equal to LIBOR plus a margin based on the OP’s credit rating, between 0.85% and 1.65% per annum. Based on the OP’s current credit rating of Baa3, the applicable margin is 1.25%.

Through February 27, 2020 the Company sold eight properties with an aggregate carrying value of approximately $24,918 for total proceeds of $32,273. The Company incurred additional expenses related to the sales of approximately $1,370, resulting in a gain on sale of real estate of approximately $5,985.

Subsequent to December 31, 2019, the OP paid off borrowings on the Revolving Credit Facility in the aggregate amount of $11,000 and drew additional borrowings on the Revolving Credit Facility in aggregate amount of  $117,000. The proceeds were used to partially fund the Internalization, repay a portion of the debt assumed in the Internalization, and complete a partial paydown on the Company’s 2020 Unsecured Term Loan. On February 13, 2020, the Company prepaid a mortgage in full in the amount of $541.

Internalization

On February 7, 2020, the Company completed the Internalization of the external management functions that was previously performed for the Company by BRE. The Company’s management team and corporate staff, who were previously employed by BRE, became employed by an indirect subsidiary of the OP, and the Company is now internally managed. The Internalization was not considered a termination event under the Property Management Agreement or the Asset Management Agreement (see Note 3). The Property Management Agreement and Asset Management Agreement, however, were terminated upon closing of the Internalization, but no fees were paid under them as a result of that termination. The Internalization consisted of the acquisition of BRE through a series of mergers pursuant to the Merger Agreement.

The consideration paid pursuant to the Merger Agreement consists of (i) base consideration of approximately $209.5 million plus assumption of debt of approximately $90.5 million, paid at closing and (ii) additional consideration of up to $75 million payable in four tranches of $10 million, $15 million, $25 million, and $25 million if certain milestones related to either (a) the dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO, or (b) the Company’s adjusted funds from operations (“AFFO”) per share, prior to the completion of an IPO, are achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”). The consideration will consist of a combination of cash, shares of the Company’s common stock, and OP Units, at the election of the owners of BRE.

The earnout tranches, applicable VWAP of a REIT Share and AFFO per share, and the applicable Earnout Periods are as follows:

	If the Company has completed an IPO		If the Company has not completed an IPO
Earnout Tranche(a)	VWAP of a REIT Share	Applicable Earnout Period	AFFO per Share	Applicable Earnout Period
$10 million	$90.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.85	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$15 million	$95.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.95	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$25 million	$97.50	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.30	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
$25 million	$100.00	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.70	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
(a)

Initial contractual value of applicable earnout tranche based on an $85.00 price per share/unit of Common Stock and OP Units. Does not take into account the actual per share price of Common Stock and OP Units at the time an applicable earnout tranche may be earned and paid.

Effective upon closing of the Internalization, the Company’s current executive officers, management team, and corporate staff became employees of the Company, and the four senior executives entered into employment agreements with the Company.

The Merger Agreement did not provide that the completion of an IPO is a condition to the closing of the Internalization. Under the terms of the Merger Agreement, however, if the Company does not complete an IPO by

December 31, 2020, then the former owners of BRE who receive shares of the Company’s common stock and/or OP Units will be granted certain redemption rights as a means to provide additional liquidity in the absence of an IPO.

Prior to closing the Internalization, the Company repurchased all of the outstanding shares of Company common stock held by BRE in exchange for cash at a per share price equal to $85.00, the current Determined Share Value.

Upon closing of the Internalization, the Company entered into the Founding Owners’ Tax Protection Agreement, pursuant to which the OP agreed to indemnify the Founding Owners against the applicable income tax liabilities resulting from the sale, exchange, transfer or other disposal of the assets of BRE that the Company acquired in the Internalization, through February 7, 2030, or the Company’s failure to allocate specific types of the OP’s indebtedness to the Founding Owners. The maximum amount the Company may be liable for under the Founding Owners’ Tax Protection Agreements is $10 million.

In connection with the Internalization, the Company assumed the lease agreement relating to the Company’s principal executive office with CAHA, an affiliated third party, approximately 1.6% of which is indirectly owned by the Company’s Chairman and member of the Company’s Board of Directors. The lease is scheduled to expire on August 31, 2023, with two five-year renewal options. The annual rent for 2020 is approximately $547, with 2% annual increases thereafter.

 20. Selected Quarterly Results (unaudited)

Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	For the quarters ended
(in thousands, except per share)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Lease revenues	$68,430	$69,053	$76,401	$84,931
Net income	$15,022	$17,342	$25,038	$27,712
Net income attributable to non-controlling interests	(1,084)	(1,208)	(1,650)	(1,778)
Net income attributable to Broadstone Net Lease, Inc.	$13,938	$16,134	$23,388	$25,934
Net earnings per common share basic and diluted	$0.62	$0.70	$0.95	$1.01
Weighted average number of common shares outstanding
Basic	22,335	23,204	24,642	25,735
Diluted	24,072	24,941	26,379	27,472

	For the quarters ended
(in thousands, except per share)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Lease revenues	$55,589	$57,032	$61,764	$63,094
Net income	$18,995	$18,386	$23,064	$14,660
Net income attributable to non-controlling interests	(1,422)	(1,412)	(1,797)	(1,099)
Net income attributable to Broadstone Net Lease, Inc.	$17,573	$16,974	$21,267	$13,561
Net earnings per common share basic and diluted	$0.92	$0.86	$1.03	$0.63
Weighted average number of common shares outstanding
Basic	19,167	19,829	20,554	21,416
Diluted	20,719	21,478	22,291	23,154

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2019

(in thousands)

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Industrial Properties:
Becker	MN	$750	$921	$4,540	$ —	$ —	$921	$4,540	$5,461	$1,544	2000	2008	15-39
Tacoma	WA	—	1,634	4,902	—	—	1,634	4,902	6,536	1,412	1977	2011	15-39
New Haven	IN	—	445	2,521	—	—	445	2,521	2,966	850	1960	2011	15-39
Raleigh	NC	—	2,034	8,137	—	—	2,034	8,137	10,171	2,009	1999	2012	15-39
Eureka	MO	—	2,328	9,311	—	—	2,328	9,311	11,639	3,140	1990	2012	15-39
Durham	NC	10,888	3,000	17,531	—	—	3,000	17,531	20,531	4,607	2009	2012	15-39
Kilgore	TX	—	160	908	—	—	160	908	1,068	296	2008	2012	15-39
American Canyon	CA	7,788	2,378	26,142	—	—	2,378	26,142	28,520	6,073	2002	2012	15-39
Huber Heights	OH	—	583	1,748	—	—	583	1,748	2,331	569	1985	2012	15-39
Eastlake	OH	—	854	2,562	—	—	854	2,562	3,416	713	1981	2012	15-39
Union Grove	WI	—	239	957	—	—	239	957	1,196	195	1993	2012	15-39
Union Grove	WI	—	347	1,386	—	—	347	1,386	1,733	271	1979	2012	15-39
Rock Hill	SC	—	796	3,185	—	72	796	3,257	4,053	895	1999	2012	15-39
Union Grove	WI	—	427	3,413	—	—	427	3,413	3,840	550	2014	2015	15-39
Oshkosh	WI	—	456	869	—	—	456	869	1,325	154	2007	2015	15-39
Hoffman Estates	IL	—	12,253	23,456	—	—	12,253	23,456	35,709	5,318	1988	2013	15-39
Norton Shores	MI	—	198	2,932	—	—	198	2,932	3,130	493	2002	2014	15-39
Muskegon	MI	—	168	2,751	—	13	168	2,764	2,932	559	1985	2013	15-39
Muskegon	MI	—	454	6,889	—	3	454	6,892	7,346	1,429	2012	2013	15-39
Muskegon	MI	—	463	2,512	—	23	463	2,535	2,998	553	1978	2013	15-39
Muskegon	MI	—	257	655	—	—	257	655	912	154	2005	2013	15-39
Elgin	IL	—	4,339	17,458	—	—	4,339	17,458	21,797	2,921	2009	2014	15-39
Shakopee	MN	—	3,962	21,296	—	—	3,962	21,296	25,258	3,735	2014	2014	15-39
Houston	TX	—	1,242	2,698	—	—	1,242	2,698	3,940	575	1972	2014	15-39
Winona	MN	—	1,653	7,694	—	—	1,653	7,694	9,347	1,143	2008	2014	15-39
Winona	MN	—	804	4,412	—	—	804	4,412	5,216	639	2008	2014	15-39
Mt. Pleasant	TX	—	1,785	5,540	—	—	1,785	5,540	7,325	915	1994	2014	15-39
Madill	OK	—	1,395	5,796	—	—	1,395	5,796	7,191	916	1999	2014	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Madill	OK	—	2,657	1,566	—	1,001	2,657	2,567	5,224	316	1972	2014	15-39
Madill	OK	—	621	1,759	—	—	621	1,759	2,380	279	1977	2014	15-39
Willis Point	TX	—	3,102	2,420	—	—	3,102	2,420	5,522	472	2003 / 2008	2014	15-39
Fitzgerald	GA	—	1,939	3,316	—	—	1,939	3,316	5,255	593	1997	2014	15-39
Cordele	GA	—	2,705	3,786	—	—	2,705	3,786	6,491	588	2000	2014	15-39
Kingston	OK	—	1,857	1,692	—	—	1,857	1,692	3,549	313	2013	2014	15-39
Odessa	TX	—	529	3,327	—	—	529	3,327	3,856	522	2012	2015	15-39
Columbia	MD	—	667	9,220	—	—	667	9,220	9,887	1,310	1984	2015	15-39
Menomonee Falls	WI	—	1,378	18,557	—	—	1,378	18,557	19,935	2,525	2001	2015	15-39
Elk River	MN	—	763	4,937	—	—	763	4,937	5,700	796	2008	2015	15-39
Elk River	MN	—	477	2,517	—	—	477	2,517	2,994	406	2006	2015	15-39
Sanford	FL	—	2,075	7,600	—	—	2,075	7,600	9,675	1,086	2002	2015	15-39
Columbus	GA	—	615	9,942	—	—	615	9,942	10,557	1,247	1907	2015	15-39
Ephrata	PA	—	531	6,995	—	—	531	6,995	7,526	1,303	2000	2015	15-39
Greer	SC	—	607	2,502	—	—	607	2,502	3,109	388	1978	2015	15-39
Joplin	MO	—	831	9,600	—	—	831	9,600	10,431	1,310	1993	2015	15-39
Katy	TX	—	1,493	3,883	—	—	1,493	3,883	5,376	590	1996	2015	15-39
Kinston	NC	—	1,017	10,418	—	43	1,017	10,461	11,478	1,428	1979	2015	15-39
Euless	TX	—	1,487	3,051	—	—	1,487	3,051	4,538	437	1991	2015	15-39
Jacksonville	TX	—	1,221	3,316	—	—	1,221	3,316	4,537	432	1974	2015	15-39
Lima	OH	—	656	21,645	—	—	656	21,645	22,301	2,563	2009	2015	15-39
Portage	IN	—	1,181	13,130	—	—	1,181	13,130	14,311	1,853	2001	2016	15-39
Milpitas	CA	—	1,478	8,164	—	—	1,478	8,164	9,642	737	1982	2016	15-39
St. Cloud	MN	—	565	20,420	—	—	565	20,420	20,985	2,045	1999	2016	15-39
New Kensington	PA	—	907	13,058	—	—	907	13,058	13,965	1,144	2015	2016	15-39
Denver	CO	—	1,105	8,077	—	2,000	1,105	10,077	11,182	721	1975	2017	15-39
Denver	CO	—	252	1,658	—	—	252	1,658	1,910	121	1977	2017	15-39
Germantown	WI	—	612	2,062	—	—	612	2,062	2,674	147	1989	2017	15-39
Germantown	WI	—	575	2,086	—	—	575	2,086	2,661	145	2000	2017	15-39
Cary	NC	—	877	3,295	—	—	877	3,295	4,172	36	1982	2019	15-39
Green Bay	WI	—	406	7,032	—	—	406	7,032	7,438	496	1989	2017	15-39
Two Rivers	WI	—	445	1,885	—	1,750	445	3,635	4,080	199	1994	2017	15-39
Little Chute	WI	—	342	52,744	—	2	342	52,746	53,088	3,661	2017	2017	7-39
Las Vegas	NV	—	3,034	11,857	—	—	3,034	11,857	14,891	709	2015	2017	15-39
Walker	LA	—	4,646	30,310	—	—	4,646	30,310	34,956	1,966	2017	2017	15-39
Saxonburg	PA	—	1,048	7,545	—	1	1,048	7,546	8,594	518	2008	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Butler	PA	—	1,885	6,294	—	—	1,885	6,294	8,179	462	1990	2017	15-39
Story City	IA	—	5,700	13,916	—	28	5,700	13,944	19,644	942	1997	2017	15-39
San Jose	CA	—	9,489	18,617	—	1,358	9,489	19,975	29,464	1,286	1983	2017	15-39
Taunton	MA	—	3,157	16,851	—	—	3,157	16,851	20,008	980	1987	2018	15-39
Knoxville	TN	—	447	4,276	—	—	447	4,276	4,723	203	1977	2018	15-39
Elk Grove Village	IL	—	2,014	3,686	—	—	2,014	3,686	5,700	193	2014	2018	15-39
Elgin	IL	—	3,265	4,947	—	—	3,265	4,947	8,212	274	1981	2018	15-39
Lordstown	OH	—	1,028	36,068	—	—	1,028	36,068	37,096	1,537	2012	2018	15-39
Perth Amboy	NJ	20,318	5,622	35,420	—	—	5,622	35,420	41,042	1,427	1933	2018	15-39
Indianapolis	IN	—	840	8,395	—	—	840	8,395	9,235	377	1972	2018	15-39
Hazelwood	MO	—	2,936	7,565	—	—	2,936	7,565	10,501	334	1966	2018	15-39
Fridley	MN	—	273	1,986	—	—	273	1,986	2,259	86	1973	2018	15-39
Burnsville	MN	—	207	2,209	—	—	207	2,209	2,416	94	1973	2018	15-39
North Canton	OH	—	338	8,263	—	—	338	8,263	8,601	297	1988	2018	15-39
Madison	MS	—	3,348	11,997	—	—	3,348	11,997	15,345	383	2003	2018	15-39
Novi	MI	—	872	8,274	—	4	872	8,278	9,150	248	2018	2018	15-39
Evansville	IN	—	253	9,601	—	—	253	9,601	9,854	209	1932	2019	15-39
Greenfield	IN	—	2,828	19,367	—	—	2,828	19,367	22,195	629	2018	2019	15-39
Beverly	MA	49,065	3,241	65,532	—	—	3,241	65,532	68,773	1,289	1984	2019	15-39
Liverpool	NY	—	374	6,032	—	—	374	6,032	6,406	98	1985	2019	15-39
Liverpool	NY	—	381	3,527	—	—	381	3,527	3,908	59	2001	2019	15-39
Green Bay	WI	—	528	9,785	—	—	528	9,785	10,313	120	2000	2019	15-39
Dallas	TX	—	3,854	34,818	—	—	3,854	34,818	38,672	364	2003 / 2017	2019	15-39
Plano	TX	—	6,456	37,093	—	—	6,456	37,093	43,549	368	1983 / 1986 / 2016	2019	15-39
Lecompton	KS	—	413	33,211	—	—	413	33,211	33,624	347	2012	2019	15-39
Abbotsford	BC	—	25,372	33,408	—	—	25,372	33,408	58,780	334	2000	2019	15-39
Streamwood	IL	—	4,705	49,348	—	—	4,705	49,348	54,053	497	1974 / 1985 / 1994 / 2012	2019	15-39
Hoffman Estates	IL	—	10,107	23,781	—	—	10,107	23,781	33,888	240	1976 / 1998	2019	15-39
Savage	MD	—	4,226	20,582	—	700	4,226	21,282	25,508	217	1985	2019	15-39
Irving	TX	—	11,411	10,788	—	—	11,411	10,788	22,199	118	1970 / 1980	2019	15-39
Sherman	TX	—	1,023	19,151	—	—	1,023	19,151	20,174	215	1979 / 1992	2019	15-39
Phoenix	AZ	—	5,687	49,618	—	—	5,687	49,618	55,305	510	1988	2019	15-39
Chandler	AZ	—	5,858	27,312	—	—	5,858	27,312	33,170	274	2008	2019	15-39
Prescott	AZ	—	663	1,988	—	—	663	1,988	2,651	21	2003	2019	15-39
Forest Park	OH	—	1,874	26,145	—	—	1,874	26,145	28,019	260	2001	2019	15-39
Omaha	NE	—	1,279	16,158	—	—	1,279	16,158	17,437	161	1965	2019	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Villa Rica	GA	—	1,525	9,924	—	—	1,525	9,924	11,449	98	1998	2019	15-39
Ogden	UT	—	1,944	11,882	—	—	1,944	11,882	13,826	127	1989 / 2009	2019	15-39
Woodland Hills	CA	—	30,453	19,080	—	—	30,453	19,080	49,533	194	1973 / 1983 / 2003	2019	15-39
Visalia	CA	—	1,630	23,196	—	—	1,630	23,196	24,826	234	1985 / 1993 / 1997	2019	15-39
Plymouth	IN	—	270	10,792	—	—	270	10,792	11,062	113	1985 / 1997	2019	15-39
Edison	NJ	—	6,271	15,269	—	—	6,271	15,269	21,540	160	1982	2019	15-39
Enid	OK	—	1,145	32,075	—	—	1,145	32,075	33,220	319	1997 / 2002 / 2006	2019	15-39
Fresno	CA	—	2,971	37,364	—	—	2,971	37,364	40,335	426	1972 / 1993	2019	15-39
Cedar Falls	IA	—	1,239	10,403	—	—	1,239	10,403	11,642	95	2019	2019	15-39
Gainsville	GA	—	750	5,373	—	—	750	5,373	6,123	18	1998	2019	15-39
Healthcare Properties:
Houston	TX	—	598	3,388	—	—	598	3,388	3,986	1,053	1980	2008	15-39
Rockford	IL	—	216	1,225	—	—	216	1,225	1,441	413	1993	2008	15-39
Machesney Park	IL	—	218	1,237	—	—	218	1,237	1,455	443	1996	2008	15-39
Loves Park	IL	544	190	890	—	—	190	890	1,080	305	1982	2010	15-39
Memphis	TN	—	530	2,722	—	—	530	2,722	3,252	889	1993	2009	15-39
Pooler	GA	—	272	1,089	—	—	272	1,089	1,361	339	1990	2009	15-39
Houston	TX	—	2,022	6,065	—	—	2,022	6,065	8,087	1,742	2002	2010	15-39
Greece	NY	—	1,391	30,442	—	3,272	1,391	33,714	35,105	8,354	2011	2010	7-39
Tampa	FL	—	580	3,304	—	—	580	3,304	3,884	863	2002	2011	15-39
Tampa	FL	—	790	4,021	—	—	790	4,021	4,811	1,018	1985	2011	15-39
Wesley Chapel	FL	—	340	2,862	—	—	340	2,862	3,202	733	2008	2011	15-39
Brandon	FL	—	292	1,961	—	—	292	1,961	2,253	496	1998	2011	15-39
Knoxville	TN	—	744	2,246	—	—	744	2,246	2,990	652	1975	2011	15-39
Ada	OK	—	293	1,172	—	—	293	1,172	1,465	299	2011	2011	15-39
Sapulpa	OK	—	510	1,271	—	—	510	1,271	1,781	282	2011	2012	15-39
McAlester	OK	—	413	1,669	—	—	413	1,669	2,082	350	2012	2012	15-39
Weatherford	OK	—	357	1,419	—	—	357	1,419	1,776	310	2012	2012	15-39
Melbourne	FL	—	3,320	13,281	—	—	3,320	13,281	16,601	2,896	1993	2012	15-39
Melbourne	FL	—	809	3,235	—	—	809	3,235	4,044	788	1998	2012	15-39
Sarasota	FL	—	1,253	4,758	—	—	1,253	4,758	6,011	963	2002	2013	15-39
Sarasota	FL	—	752	3,969	—	335	752	4,304	5,056	802	2002	2013	15-39
Englewood	FL	—	207	679	—	—	207	679	886	136	1985	2013	15-39
Brookfield	WI	—	338	4,603	—	—	338	4,603	4,941	904	2005	2013	15-39
Waukesha	WI	—	302	11,218	—	—	302	11,218	11,520	2,031	2005	2013	15-39
Plainfield	IL	—	128	7,843	702	1,489	830	9,332	10,162	1,548	2012	2013	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Greenfield	WI	—	212	7,163	—	—	212	7,163	7,375	1,292	2011	2013	15-39
Brookfield	WI	—	331	7,542	—	—	331	7,542	7,873	1,406	2008	2013	15-39
Goodyear	AZ	—	558	3,529	—	—	558	3,529	4,087	639	2013	2013	15-39
Richmond	VA	—	348	2,986	—	—	348	2,986	3,334	502	2011	2013	15-39
Montgomery	AL	—	94	1,303	—	—	94	1,303	1,397	255	2013	2013	15-39
Kingwood	TX	—	253	5,236	—	—	253	5,236	5,489	775	2009	2014	15-39
Lubbock	TX	—	1,616	6,195	—	135	1,616	6,330	7,946	934	2001	2014	15-39
Russellville	AR	—	1,232	4,752	—	—	1,232	4,752	5,984	811	2010	2014	15-39
Little Rock	AR	—	1,866	5,294	—	—	1,866	5,294	7,160	928	2012	2014	15-39
Conway	AR	—	1,522	3,579	—	5,624	1,522	9,203	10,725	1,075	2007	2014	15-39
Hudsonville	MI	—	199	3,631	—	—	199	3,631	3,830	485	2007	2015	15-39
Franklin	TN	—	766	3,728	—	—	766	3,728	4,494	567	2005	2015	15-39
Elk Grove Village	IL	—	252	2,933	—	—	252	2,933	3,185	395	1985	2015	15-39
Virginia Beach	VA	—	827	3,310	—	—	827	3,310	4,137	361	2008	2016	15-39
Tampa	FL	—	42	6,945	—	—	42	6,945	6,987	557	1999	2016	39
Tampa	FL	—	8	732	—	—	8	732	740	59	1999	2016	39
Tampa	FL	—	33	2,094	—	—	33	2,094	2,127	168	2013	2016	39
Houston	TX	—	405	2,586	—	—	405	2,586	2,991	222	2002	2016	15-39
Mt. Dora	FL	—	1,338	4,788	—	—	1,338	4,788	6,126	615	1988	2015	15-39
Mt. Dora	FL	—	477	691	—	—	477	691	1,168	117	1987	2015	15-39
Summerfield	FL	—	295	2,146	—	—	295	2,146	2,441	276	2000	2015	15-39
Summerfield	FL	—	362	2,632	—	—	362	2,632	2,994	339	2008	2015	15-39
Leesburg	FL	—	402	1,869	—	—	402	1,869	2,271	256	1994	2015	15-39
Tempe	AZ	—	1,181	14,580	—	—	1,181	14,580	15,761	1,950	2006	2015	15-39
Lincoln	NE	—	1,300	13,163	—	—	1,300	13,163	14,463	1,682	1973	2015	15-39
North Little Rock	AR	—	532	51,843	—	—	532	51,843	52,375	5,797	2005	2015	15-39
Worthington	OH	—	264	12,053	—	—	264	12,053	12,317	1,212	1979	2016	15-39
Carmel	IN	—	243	3,519	—	—	243	3,519	3,762	474	2006	2016	15-39
Copley	OH	—	104	6,359	—	—	104	6,359	6,463	423	1996	2017	15-39
Cleveland	OH	—	323	2,744	—	—	323	2,744	3,067	201	2007	2017	15-39
Girard	OH	—	75	1,107	—	—	75	1,107	1,182	96	2003	2017	15-39
Moraine (Dayton)	OH	—	336	3,654	—	2	336	3,656	3,992	241	2017	2017	15-39
Commerce Township	MI	—	412	1,935	—	2	412	1,937	2,349	142	2007	2017	15-39
Modesto	CA	—	689	19,200	—	—	689	19,200	19,889	1,742	1984	2016	15-39
Modesto	CA	—	300	4,273	—	—	300	4,273	4,573	405	1984	2016	15-39
Clinton Township	MI	—	396	6,694	—	35	396	6,729	7,125	530	2016	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Westland	MI	—	394	6,106	—	14	394	6,120	6,514	462	1994	2017	15-39
Lenoir	NC	—	150	3,622	—	—	150	3,622	3,772	269	2010	2017	15-39
Morganton	NC	—	164	3,010	—	—	164	3,010	3,174	227	2000	2017	15-39
Rutherford College	NC	—	130	2,692	—	—	130	2,692	2,822	203	2007	2017	15-39
Hickory	NC	—	473	4,991	—	—	473	4,991	5,464	394	2000	2017	15-39
Newton	NC	—	195	1,085	—	—	195	1,085	1,280	90	1994	2017	15-39
Newton	NC	—	101	458	—	—	101	458	559	36	1998	2017	15-39
Wilson	NC	—	547	6,214	—	51	547	6,265	6,812	475	1993	2017	15-39
Overland Park	KS	—	456	3,789	—	—	456	3,789	4,245	253	2006	2017	15-39
Overland Park	KS	—	205	8,045	—	—	205	8,045	8,250	496	2016	2017	15-39
Overland Park	KS	—	571	3,715	—	—	571	3,715	4,286	299	1965	2017	15-39
Crestview Hills	KY	4,913	192	8,342	—	—	192	8,342	8,534	503	2005	2017	15-39
Mesa	AZ	—	785	5,034	—	—	785	5,034	5,819	306	1998	2017	15-39
Albuquerque	NM	—	987	11,357	—	3	987	11,360	12,347	653	1996	2017	15-39
Indianapolis	IN	—	1,086	18,551	—	962	1,086	19,513	20,599	1,230	1995	2017	15-39
Pittsburg	KS	—	103	2,264	—	—	103	2,264	2,367	133	2016	2017	15-39
Prairieville	LA	—	369	3,275	—	—	369	3,275	3,644	194	2016	2017	15-39
Charlotte	NC	—	825	4,969	—	14	825	4,983	5,808	285	1989	2017	15-39
Tulsa	OK	—	734	3,143	—	—	734	3,143	3,877	184	2016	2017	15-39
Rhinelander	WI	—	55	1,689	—	—	55	1,689	1,744	105	2013	2017	15-39
Charlotte	NC	—	534	1,101	—	—	534	1,101	1,635	92	1999	2017	15-39
Tampa	FL	—	3,954	10,732	—	—	3,954	10,732	14,686	520	1984	2018	15-39
Zionsville	IN	—	591	4,243	—	—	591	4,243	4,834	147	2016	2018	15-39
Noblesville	IN	—	—	6,216	—	—	—	6,216	6,216	193	2017	2018	15-39
Spencer	IN	—	268	4,048	—	—	268	4,048	4,316	119	2018	2019	15-39
Warren	MI	—	110	1,604	—	1	110	1,605	1,715	54	1998	2018	15-39
Tullahoma	TN	—	114	3,674	—	—	114	3,674	3,788	127	2003	2018	15-39
Brandon	FL	—	475	2,438	—	(1)	475	2,437	2,912	73	2008	2018	15-39
Atlanta	GA	—	2,397	12,271	—	—	2,397	12,271	14,668	350	1999	2018	15-39
Northfield	IL	—	548	4,184	—	(1)	548	4,183	4,731	113	1964	2018	15-39
Ann Arbor	MI	—	209	562	—	(1)	209	561	770	19	1954	2018	15-39
Southfield	MI	—	1,013	14,967	—	—	1,013	14,967	15,980	413	2004	2018	15-39
Clearwater	FL	—	819	961	—	(1)	819	960	1,779	29	1977	2018	15-39
Arlington	TX	—	1,931	15,873	—	3	1,931	15,876	17,807	454	2015	2018	15-39
Naperville	IL	—	711	5,349	—	—	711	5,349	6,060	157	2005	2018	15-39
Yorkville	IL	—	234	4,003	—	1	234	4,004	4,238	113	2000	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Yorkville	IL	—	260	1,944	—	—	260	1,944	2,204	59	2006	2018	15-39
Sycamore	IL	—	152	3,621	—	—	152	3,621	3,773	110	1999	2018	15-39
Sycamore	IL	—	13	282	—	—	13	282	295	8	1999	2018	15-39
Sandwich	IL	—	315	4,876	—	—	315	4,876	5,191	152	1995	2018	15-39
Olympia Fields	IL	—	565	5,698	—	1	565	5,699	6,264	171	2007	2018	15-39
Shelby	NC	—	124	2,217	—	1	124	2,218	2,342	62	2006	2018	15-39
Lacey	WA	—	2,441	15,769	—	(25)	2,441	15,744	18,185	447	2004	2018	15-39
Aberdeen	WA	—	899	4,482	—	—	899	4,482	5,381	130	2007	2018	15-39
Bremerton	WA	—	140	3,154	—	1	140	3,155	3,295	89	1999	2018	15-39
Spartanburg	SC	—	251	3,821	—	1	251	3,822	4,073	117	2006	2018	15-39
Newport News	VA	—	831	3,977	—	—	831	3,977	4,808	120	2004	2018	15-39
Newport News	VA	—	587	3,466	—	—	587	3,466	4,053	102	2006	2018	15-39
Hanover	PA	—	80	3,752	—	—	80	3,752	3,832	107	2003	2018	15-39
Roanoke	VA	—	267	3,027	—	1	267	3,028	3,295	86	1990	2018	15-39
Wayland	MI	—	373	2,592	—	—	373	2,592	2,965	78	1999	2018	15-39
Johnson City	NY	—	357	4,934	—	1	357	4,935	5,292	137	1970	2018	15-39
Bradenton	FL	—	547	5,055	—	2	547	5,057	5,604	149	1984	2018	15-39
Bradenton	FL	—	292	2,085	—	—	292	2,085	2,377	62	1982	2018	15-39
Bradenton	FL	—	112	1,167	—	—	112	1,167	1,279	34	1982	2018	15-39
Bradenton	FL	—	274	1,589	—	—	274	1,589	1,863	48	1995	2018	15-39
Ruskin	FL	—	203	1,526	—	—	203	1,526	1,729	43	2004	2018	15-39
Hibbing	MN	—	799	3,176	—	—	799	3,176	3,975	43	1999	2019	15-39
Duluth	MN	—	241	2,195	—	—	241	2,195	2,436	26	2003	2019	15-39
Minot	ND	—	1,152	8,796	—	—	1,152	8,796	9,948	108	2011	2019	15-39
Billings	MT	—	702	4,368	—	—	702	4,368	5,070	54	2001	2019	15-39
Missoula	MT	—	1,395	3,870	—	—	1,395	3,870	5,265	48	2001	2019	15-39
New Orleans	LA	—	1,804	3,461	—	—	1,804	3,461	5,265	20	2013	2019	15-39
Restaurant Properties:
Augusta	GA	—	270	1,108	—	—	270	1,108	1,378	406	1992	2007	15-39
Pensacola	FL	—	207	1,595	—	—	207	1,595	1,802	580	1998	2007	15-39
Jacksonville	FL	—	223	1,262	—	—	223	1,262	1,485	537	1987	2007	15-39
Katy	TX	—	500	648	—	—	500	648	1,148	222	1995	2009	15-39
La Porte	TX	—	250	1,151	—	—	250	1,151	1,401	378	1996	2009	15-39
Rowlett	TX	—	350	776	—	—	350	776	1,126	273	1997	2009	15-39
Norman	OK	—	280	1,049	—	—	280	1,049	1,329	317	1991	2009	15-39
Oklahoma City	OK	—	540	517	—	—	540	517	1,057	205	2001	2009	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Ashland City	TN	—	59	973	—	—	59	973	1,032	90	1992	2016	15-39
Cadiz	KY	—	77	1,048	—	—	77	1,048	1,125	100	1992	2016	15-39
Centerville	TN	—	68	965	—	—	68	965	1,033	96	2006	2016	15-39
Kingston Springs	TN	—	92	978	—	—	92	978	1,070	100	1998	2016	15-39
Mount Juliet	TN	—	76	995	—	—	76	995	1,071	97	1994	2016	15-39
White House	TN	—	105	927	—	—	105	927	1,032	97	2003	2016	15-39
Mountain Home	AR	—	338	1,016	—	—	338	1,016	1,354	302	1988	2010	15-39
Batesville	AR	—	214	1,055	—	—	214	1,055	1,269	328	1988	2010	15-39
Paragould	AR	—	187	1,444	—	—	187	1,444	1,631	392	1990	2010	15-39
Forrest City	AR	—	84	941	—	—	84	941	1,025	294	1989	2010	15-39
Dyersburg	TN	—	276	1,250	—	—	276	1,250	1,526	354	1989	2010	15-39
Martin	TN	—	152	858	—	—	152	858	1,010	271	1999	2010	15-39
Union City	TN	—	72	806	—	—	72	806	878	244	1988	2010	15-39
Mankato	MN	—	712	2,136	—	—	712	2,136	2,848	562	1994	2011	15-39
Saint Paul	MN	—	606	1,817	—	—	606	1,817	2,423	505	1994	2011	15-39
Jackson	TN	—	204	1,154	—	—	204	1,154	1,358	288	1999	2011	15-39
Henderson	TN	—	141	800	—	—	141	800	941	192	1986	2012	15-39
Lexington	TN	—	150	848	—	—	150	848	998	205	1995	2012	15-39
Humboldt	TN	—	118	669	—	—	118	669	787	180	1993	2012	15-39
Cocoa Beach	FL	—	283	848	—	—	283	848	1,131	199	1992	2012	15-39
Lake Mary	FL	—	422	1,265	—	—	422	1,265	1,687	278	1989	2012	15-39
New Smyrna Beach	FL	—	382	1,146	—	—	382	1,146	1,528	313	2008	2012	15-39
Orlando	FL	—	351	1,052	—	—	351	1,052	1,403	244	1990	2012	15-39
Orlando	FL	—	219	656	—	—	219	656	875	175	1996	2012	15-39
Savannah	GA	—	390	1,170	—	—	390	1,170	1,560	276	2009	2012	15-39
Savannah	GA	—	376	1,129	—	—	376	1,129	1,505	259	2009	2012	15-39
Hinesville	GA	—	402	1,207	—	—	402	1,207	1,609	300	2008	2012	15-39
Princeton	WV	—	269	1,524	—	—	269	1,524	1,793	330	1976	2012	15-39
Princeton	WV	—	301	1,703	—	—	301	1,703	2,004	367	1991	2012	15-39
Marietta	OH	—	246	1,395	—	—	246	1,395	1,641	293	2007	2012	15-39
Pomeroy	OH	—	208	1,178	—	—	208	1,178	1,386	269	1997	2012	15-39
Elkins	WV	—	452	1,355	—	—	452	1,355	1,807	292	1980	2012	15-39
State College	PA	—	365	1,461	—	—	365	1,461	1,826	304	1976	2012	15-39
Summerville	WV	—	109	2,366	—	—	109	2,366	2,475	192	1993	2017	15-39
Oxford	AL	—	240	958	—	—	240	958	1,198	216	1999	2012	15-39
Oxford	AL	—	320	158	—	1,100	320	1,258	1,578	135	2009	2012	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Pell City	AL	—	237	1,340	—	—	237	1,340	1,577	277	2002	2012	15-39
Tuscaloosa	AL	—	449	1,796	—	—	449	1,796	2,245	373	2010	2012	15-39
Jacksonville	AL	—	190	1,077	—	—	190	1,077	1,267	235	2000	2012	15-39
Tuscaloosa	AL	—	422	1,686	—	—	422	1,686	2,108	365	2001	2012	15-39
Tampa	FL	—	208	1,179	—	—	208	1,179	1,387	241	1980	2012	15-39
Tampa	FL	—	288	1,634	—	—	288	1,634	1,922	347	1987	2012	15-39
Richmond	VA	—	202	1,147	—	—	202	1,147	1,349	247	1984	2012	15-39
Exton	PA	—	470	1,882	—	—	470	1,882	2,352	416	1982	2012	15-39
Richmond	VA	—	133	755	—	—	133	755	888	179	1981	2012	15-39
Paoli	PA	—	360	1,440	—	—	360	1,440	1,800	298	1982	2012	15-39
Saint Petersburg	FL	—	233	1,440	—	—	233	1,440	1,673	258	1988	2013	15-39
Alamogordo	NM	—	22	2,117	—	—	22	2,117	2,139	351	1983	2014	15-39
Roswell	NM	—	64	2,059	—	—	64	2,059	2,123	332	1990	2014	15-39
Moore	OK	—	64	1,249	—	—	64	1,249	1,313	216	1975	2014	15-39
Del City	OK	—	40	1,370	—	—	40	1,370	1,410	227	1980	2014	15-39
Oklahoma City	OK	—	105	1,150	—	—	105	1,150	1,255	189	1977	2014	15-39
Oklahoma City	OK	—	721	1,049	—	—	721	1,049	1,770	196	2003	2014	15-39
Mustang	OK	—	70	1,722	—	—	70	1,722	1,792	288	2004	2014	15-39
Fort Worth	TX	—	487	934	—	—	487	934	1,421	160	2003	2014	15-39
Kearney	NE	—	113	1,242	—	—	113	1,242	1,355	213	1982	2014	15-39
Kearney	NE	—	176	1,238	—	—	176	1,238	1,414	219	1991	2014	15-39
Grand Island	NE	—	425	—	—	—	425	—	425	—	1992	2014	—
Ogallala	NE	—	291	1,243	—	—	291	1,243	1,534	234	1986	2014	15-39
McAlester	OK	—	52	1,521	—	—	52	1,521	1,573	261	2006	2014	15-39
Oklahoma City	OK	—	466	928	—	—	466	928	1,394	135	1970	2015	15-39
Renton	WA	—	539	1,141	—	—	539	1,141	1,680	163	1986	2015	15-39
Tacoma	WA	—	807	643	—	—	807	643	1,450	116	1991	2015	15-39
Tacoma	WA	—	562	897	—	—	562	897	1,459	134	1993	2015	15-39
Tukwila	WA	—	1,170	419	—	—	1,170	419	1,589	117	1993	2015	15-39
Federal Way	WA	—	334	1,088	—	—	334	1,088	1,422	142	1995	2015	15-39
Lakewood	WA	—	1,372	878	—	—	1,372	878	2,250	153	1995	2015	15-39
Burlington	WA	—	178	1,982	—	—	178	1,982	2,160	261	2000	2015	15-39
Everett	WA	—	175	1,473	—	—	175	1,473	1,648	209	1986	2015	15-39
Puyallup	WA	—	622	—	—	—	622	—	622	—	1994	2015	—
Aberdeen	WA	—	218	1,446	—	—	218	1,446	1,664	192	2006	2015	15-39
Florence	AL	—	337	2,609	—	—	337	2,609	2,946	347	2011	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Decatur	AL	—	364	3,708	—	—	364	3,708	4,072	486	2014	2015	15-39
Tupelo	MS	—	297	3,030	—	—	297	3,030	3,327	388	2012	2015	15-39
Adamsville	TN	—	59	1,675	—	—	59	1,675	1,734	209	2005	2015	15-39
Adamsville	AL	—	123	1,924	—	—	123	1,924	2,047	252	1989	2015	15-39
Alexandria	AL	—	79	2,318	—	—	79	2,318	2,397	283	2004	2015	15-39
Ashville	AL	—	124	1,696	—	—	124	1,696	1,820	207	1999	2015	15-39
Athens	AL	—	143	1,996	—	—	143	1,996	2,139	243	2007	2015	15-39
Carbon Hill	AL	—	54	1,634	—	—	54	1,634	1,688	204	1998	2015	15-39
Carrollton	GA	—	77	2,030	—	—	77	2,030	2,107	247	2008	2015	15-39
Centreville	AL	—	140	2,251	—	—	140	2,251	2,391	264	2013	2015	15-39
Gadsden	AL	—	42	2,571	—	—	42	2,571	2,613	304	1991	2015	15-39
Cullman	AL	—	71	1,799	—	—	71	1,799	1,870	216	1997	2015	15-39
Cullman	AL	—	79	1,949	—	—	79	1,949	2,028	244	2006	2015	15-39
Dora	AL	—	18	—	—	2,095	18	2,095	2,113	40	1968	2015	15-39
Double Springs	AL	—	306	1,752	—	—	306	1,752	2,058	221	1995	2015	15-39
Moulton	AL	—	117	1,752	—	—	117	1,752	1,869	223	2003	2015	15-39
Guntersville	AL	—	382	2,020	—	—	382	2,020	2,402	261	2015	2015	15-39
Harpersville	AL	—	48	2,645	—	—	48	2,645	2,693	303	1995	2015	15-39
Harvest	AL	—	163	2,060	—	—	163	2,060	2,223	256	2014	2015	15-39
Henderson	TN	—	111	1,608	—	—	111	1,608	1,719	228	1987	2015	15-39
Madison	AL	—	209	1,958	—	—	209	1,958	2,167	250	2011	2015	15-39
Lawrenceburg	TN	—	117	1,832	—	—	117	1,832	1,949	284	2014	2015	15-39
Montevallo	AL	—	60	2,203	—	—	60	2,203	2,263	267	2009	2015	15-39
Muscle Shoals	AL	—	44	—	—	1,867	44	1,867	1,911	49	1984	2015	15-39
Odenville	AL	—	100	1,652	—	—	100	1,652	1,752	223	2000	2015	15-39
Piedmont	AL	—	33	1,934	—	—	33	1,934	1,967	225	1981	2015	15-39
Reform	AL	—	201	1,979	—	—	201	1,979	2,180	271	1992	2015	15-39
Roanoke	AL	—	83	1,625	—	—	83	1,625	1,708	197	2006	2015	15-39
Savannah	TN	—	62	1,693	—	—	62	1,693	1,755	218	2012	2015	15-39
Sheffield	AL	—	43	1,730	—	—	43	1,730	1,773	198	1967	2015	15-39
Somerville	AL	—	28	1,758	—	—	28	1,758	1,786	240	2001	2015	15-39
Springville	AL	—	31	1,994	—	—	31	1,994	2,025	232	1993	2015	15-39
Stevenson	AL	—	306	1,862	—	—	306	1,862	2,168	224	1985	2015	15-39
Trussville	AL	—	34	2,039	—	—	34	2,039	2,073	234	1992	2015	15-39
Tuscumbia	AL	—	117	1,831	—	—	117	1,831	1,948	236	2004	2015	15-39
Wedowee	AL	—	92	1,454	—	—	92	1,454	1,546	171	2002	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Huntsville	AL	—	133	2,029	—	—	133	2,029	2,162	242	2010	2015	15-39
Ashwaubenon	WI	—	86	2,008	—	—	86	2,008	2,094	246	1994	2015	15-39
Oshkosh	WI	—	145	1,795	—	—	145	1,795	1,940	231	1996	2015	15-39
Green Bay	WI	—	106	1,713	—	—	106	1,713	1,819	217	1996	2015	15-39
West Bend	WI	—	113	1,704	—	—	113	1,704	1,817	215	1996	2015	15-39
Appleton	WI	—	34	575	—	—	34	575	609	73	1996	2015	15-39
Appleton	WI	—	95	2,478	—	—	95	2,478	2,573	297	1976	2015	15-39
Manitowoc	WI	—	106	1,714	—	—	106	1,714	1,820	219	1996	2015	15-39
Eau Claire	WI	—	137	2,245	—	—	137	2,245	2,382	289	1994	2015	15-39
Dover	DE	—	211	3,455	—	—	211	3,455	3,666	405	1991	2015	15-39
Norman	OK	—	232	3,733	—	—	232	3,733	3,965	441	1982	2015	15-39
Knoxville	TN	—	151	2,775	—	—	151	2,775	2,926	353	1978	2015	15-39
Wichita	KS	—	468	3,475	—	—	468	3,475	3,943	411	1982	2015	15-39
Las Cruces	NM	—	108	4,069	—	—	108	4,069	4,177	486	1991	2015	15-39
Lee's Summit	MO	—	132	3,447	—	—	132	3,447	3,579	428	2010	2015	15-39
Gadsden	AL	—	219	2,915	—	—	219	2,915	3,134	351	1981	2015	15-39
Murfreesboro	TN	—	247	2,747	—	—	247	2,747	2,994	351	1987	2015	15-39
Macon	GA	—	258	3,235	—	—	258	3,235	3,493	379	1972	2015	15-39
Lexington	KY	—	1,258	—	—	—	1,258	—	1,258	—	1976	2015	—
Joliet	IL	—	686	3,072	—	—	686	3,072	3,758	393	1991	2015	15-39
Wheat Ridge	CO	—	451	3,614	—	—	451	3,614	4,065	419	1974	2015	15-39
Tulsa	OK	—	125	3,846	—	—	125	3,846	3,971	446	1987	2015	15-39
Oakdale	MN	—	197	3,455	—	—	197	3,455	3,652	400	2006	2015	15-39
Pineville	NC	—	74	3,587	—	—	74	3,587	3,661	429	1991	2015	15-39
Albuquerque	NM	—	196	3,389	—	—	196	3,389	3,585	410	2002	2015	15-39
Madison	TN	—	97	4,617	—	—	97	4,617	4,714	470	1972	2016	15-39
Florence	KY	—	61	4,687	—	—	61	4,687	4,748	483	1977	2016	15-39
Maplewood	MN	—	315	1,551	—	—	315	1,551	1,866	213	1983	2016	15-39
Santa Fe	NM	—	121	2,979	—	—	121	2,979	3,100	302	1990	2016	15-39
Memphis	TN	—	103	3,327	—	—	103	3,327	3,430	359	2008	2016	15-39
Jonesboro	AR	—	324	3,383	—	—	324	3,383	3,707	358	2011	2016	15-39
Lafayette	IN	—	285	3,436	—	—	285	3,436	3,721	363	2012	2016	15-39
Bridgeport	WV	—	88	4,074	—	—	88	4,074	4,162	450	2007	2016	15-39
St. Mary's	OH	—	56	3,997	—	—	56	3,997	4,053	451	2011	2016	15-39
Lima	OH	—	69	3,813	—	—	69	3,813	3,882	428	2009	2016	15-39
Round Rock	TX	—	769	4,176	—	—	769	4,176	4,945	420	1984	2016	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Austin	TX	—	1,184	5,678	—	—	1,184	5,678	6,862	577	1998	2016	15-39
Austin	TX	—	2,104	7,566	—	—	2,104	7,566	9,670	807	2006	2016	15-39
Austin	TX	—	4,190	7,829	—	—	4,190	7,829	12,019	799	1994	2016	15-39
Dothan	AL	—	539	2,551	—	—	539	2,551	3,090	251	1997	2016	15-39
Tallahassee	FL	—	864	2,184	—	—	864	2,184	3,048	228	1995	2016	15-39
Peachtree City	GA	—	476	2,590	—	—	476	2,590	3,066	263	1997	2016	15-39
Valdosta	GA	—	524	2,504	—	—	524	2,504	3,028	255	1997	2016	15-39
Orland Park	IL	—	686	2,358	—	—	686	2,358	3,044	249	1994	2016	15-39
Rockford	IL	—	450	2,701	—	—	450	2,701	3,151	268	1996	2016	15-39
Bloomington	IN	—	240	2,761	—	—	240	2,761	3,001	252	1994	2016	15-39
Kokomo	IN	—	106	3,065	—	—	106	3,065	3,171	269	1995	2016	15-39
Clarkston	MI	—	284	2,788	—	—	284	2,788	3,072	302	1997	2016	15-39
Madison Heights	MI	—	58	3,094	—	—	58	3,094	3,152	271	1995	2016	15-39
Brighton	MI	—	102	2,920	—	—	102	2,920	3,022	297	1998	2016	15-39
Jackson	MI	—	177	2,846	—	—	177	2,846	3,023	283	1996	2016	15-39
Hendersonville	NC	—	165	2,928	—	—	165	2,928	3,093	306	2000	2016	15-39
New Bern	NC	—	284	2,525	—	—	284	2,525	2,809	252	2000	2016	15-39
Las Vegas	NV	—	962	2,086	—	—	962	2,086	3,048	235	2002	2016	15-39
Cherry Hill	NJ	—	791	2,340	—	—	791	2,340	3,131	248	1992	2016	15-39
Harrisburg	PA	—	735	2,340	—	—	735	2,340	3,075	238	1994	2016	15-39
Pittsburgh	PA	—	363	3,488	—	—	363	3,488	3,851	342	1996	2016	15-39
Beaumont	TX	—	206	3,241	—	—	206	3,241	3,447	315	1996	2016	15-39
Desoto	TX	—	535	2,542	—	—	535	2,542	3,077	264	1999	2016	15-39
Lewisville	TX	—	299	2,786	—	—	299	2,786	3,085	258	1994	2016	15-39
Webster	TX	—	591	2,622	—	—	591	2,622	3,213	267	1995	2016	15-39
Harrisonburg	VA	—	444	2,645	—	—	444	2,645	3,089	278	1998	2016	15-39
Beckley	WV	—	194	3,049	—	—	194	3,049	3,243	293	1997	2016	15-39
Portage	MI	—	38	2,041	—	—	38	2,041	2,079	174	1981	2017	15-39
Brook Park	OH	—	180	1,875	—	—	180	1,875	2,055	155	2000	2017	15-39
Terre Haute	IN	—	207	1,860	—	—	207	1,860	2,067	151	1984	2017	15-39
Harmarville	PA	—	157	1,761	—	—	157	1,761	1,918	159	1984	2017	15-39
Youngstown	OH	—	72	1,945	—	—	72	1,945	2,017	158	1983	2017	15-39
Mars	PA	—	381	1,572	—	—	381	1,572	1,953	146	2004	2017	15-39
Lafayette	IN	—	125	1,793	—	—	125	1,793	1,918	141	1976	2017	15-39
Joliet	IL	—	366	1,505	—	—	366	1,505	1,871	144	1983	2017	15-39
Cincinnati	OH	—	638	1,515	—	—	638	1,515	2,153	140	1988	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Delaware	OH	—	54	1,788	—	—	54	1,788	1,842	145	1987	2017	15-39
Wadsworth	OH	—	310	1,612	—	—	310	1,612	1,922	148	1989	2017	15-39
Fort Wright	KY	—	68	2,374	—	9	68	2,383	2,451	195	1997	2017	15-39
Akron	OH	—	134	1,605	—	—	134	1,605	1,739	171	1998	2017	15-39
Mt. Vernon	IL	—	68	1,849	—	—	68	1,849	1,917	164	2001	2017	15-39
Maysville	KY	—	37	1,889	—	—	37	1,889	1,926	158	2003	2017	15-39
Parkersburg	WV	—	280	1,631	—	—	280	1,631	1,911	142	2004	2017	15-39
Chesterton	IN	—	343	1,613	—	—	343	1,613	1,956	143	2004	2017	15-39
Huntington	WV	—	344	1,575	—	—	344	1,575	1,919	136	2005	2017	15-39
Amelia	OH	—	315	1,719	—	—	315	1,719	2,034	140	2006	2017	15-39
Bellefontaine	OH	—	100	1,833	—	—	100	1,833	1,933	159	1994	2017	15-39
Logan	OH	—	153	1,880	—	—	153	1,880	2,033	178	2008	2017	15-39
Harrison	OH	—	204	1,514	—	—	204	1,514	1,718	133	2014	2017	15-39
Upper Sandusky	OH	—	171	1,198	—	—	171	1,198	1,369	103	1994	2017	15-39
Charlotte	NC	—	1,148	1,789	—	6	1,148	1,795	2,943	113	2013	2017	15-39
Oak Ridge	TN	—	1,167	1,684	—	—	1,167	1,684	2,851	116	2013	2017	15-39
Alcoa	TN	—	1,022	1,760	—	—	1,022	1,760	2,782	120	2015	2017	15-39
Salisbury	NC	—	131	1,243	—	—	131	1,243	1,374	60	1974	2018	15-39
High Point	NC	—	202	1,765	—	—	202	1,765	1,967	88	1975	2018	15-39
Fayetteville	NC	—	251	3,324	—	—	251	3,324	3,575	157	1970	2018	15-39
Raleigh	NC	—	619	3,327	—	—	619	3,327	3,946	160	1971	2018	15-39
Gastonia	NC	—	236	1,311	—	—	236	1,311	1,547	67	1991	2018	15-39
Virginia Beach	VA	—	665	4,104	—	—	665	4,104	4,769	196	1966	2018	15-39
Hampton	VA	—	642	1,108	—	—	642	1,108	1,750	64	2016	2018	15-39
Greenville	SC	—	946	3,068	—	—	946	3,068	4,014	145	1973	2018	15-39
Riverdale	GA	—	311	2,518	—	—	311	2,518	2,829	125	2003	2018	15-39
Marietta	GA	—	152	1,732	—	—	152	1,732	1,884	83	1986	2018	15-39
Memphis	TN	—	632	2,376	—	—	632	2,376	3,008	123	1978	2018	15-39
Chattanooga	TN	—	470	3,391	—	—	470	3,391	3,861	163	1970	2018	15-39
Florence	AL	—	234	1,534	—	—	234	1,534	1,768	80	2004	2018	15-39
Madison	TN	—	325	1,026	—	—	325	1,026	1,351	52	2014	2018	15-39
Louisville	KY	—	387	4,698	—	—	387	4,698	5,085	224	1965	2018	15-39
Louisville	KY	—	297	2,867	—	—	297	2,867	3,164	135	1966	2018	15-39
Huntsville	AL	—	251	3,819	—	—	251	3,819	4,070	179	1968	2018	15-39
Matthews	NC	—	432	941	—	—	432	941	1,373	53	2013	2018	15-39
Brentwood	TN	—	924	803	—	—	924	803	1,727	49	2004	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Pensacola	FL	—	328	2,600	—	—	328	2,600	2,928	126	2007	2018	15-39
Augusta	GA	—	253	772	—	—	253	772	1,025	39	2012	2018	15-39
Columbus	OH	—	587	503	—	—	587	503	1,090	31	1995	2018	15-39
Evansville	IN	—	158	1,403	—	—	158	1,403	1,561	73	2003	2018	15-39
Mishawaka	IN	—	330	2,074	—	—	330	2,074	2,404	105	2003	2018	15-39
Nashville	TN	—	416	1,511	—	—	416	1,511	1,927	50	2000	2018	15-39
Miles City	MT	—	547	1,616	—	—	547	1,616	2,163	84	1995	2018	15-39
Dickinson	ND	—	294	2,447	—	—	294	2,447	2,741	105	1983	2018	15-39
Billings	MT	—	516	2,128	—	—	516	2,128	2,644	104	1977	2018	15-39
Billings	MT	—	356	1,728	—	—	356	1,728	2,084	81	1976	2018	15-39
Billings	MT	—	753	1,448	—	—	753	1,448	2,201	73	2003	2018	15-39
Louisville	KY	—	162	948	—	—	162	948	1,110	32	2002	2018	15-39
Cincinnati	OH	—	184	1,396	—	—	184	1,396	1,580	46	1987	2018	15-39
Madison	IN	—	126	2,230	—	3	126	2,233	2,359	71	1996	2018	15-39
Cincinnati	OH	—	164	2,787	—	—	164	2,787	2,951	35	1987	2019	15-39
Hamilton	OH	—	640	2,310	—	—	640	2,310	2,950	8	2004	2019	15-39
Office Properties:
Rochester	NY	—	589	9,872	—	—	589	9,872	10,461	2,709	2001	2010	15-39
Union Grove	WI	—	85	340	—	—	85	340	425	69	1993	2012	15-39
Groveport	OH	—	710	5,087	—	—	710	5,087	5,797	1,004	1979	2014	15-39
West Valley City	UT	—	1,336	5,822	—	10,000	1,336	15,822	17,158	3,482	1998	2014	15-39
Milwaukee	WI	—	668	5,650	—	—	668	5,650	6,318	803	1989	2014	15-39
Mt. Pleasant	TX	—	2,214	3,717	—	—	2,214	3,717	5,931	712	2008	2014	15-39
Harleysville	PA	—	3,513	24,767	—	—	3,513	24,767	28,280	2,992	1950	2016	15-39
Harrisburg	PA	—	958	19,060	—	—	958	19,060	20,018	1,988	1976	2016	15-39
Wood Dale	IL	—	2,806	8,726	—	54	2,806	8,780	11,586	939	1986	2016	15-39
Austin	TX	—	300	29,681	—	8,649	300	38,330	38,630	3,830	1984	2016	7-39
Melbourne	FL	—	1,701	12,141	—	—	1,701	12,141	13,842	1,063	2012	2016	15-39
Pittsford	NY	—	40	29,530	—	1,000	40	30,530	30,570	2,171	1975	2017	15-39
Jacksonville	FL	—	1,251	19,784	—	—	1,251	19,784	21,035	1,130	1984	2017	15-39
Troy	MI	—	1,665	19,798	—	1	1,665	19,799	21,464	1,168	1984	2017	15-39
Carrollton	TX	—	3,743	28,025	—	—	3,743	28,025	31,768	1,135	1999	2018	15-39
Murfreesboro	TN	—	1,534	25,033	—	1,727	1,534	26,760	28,294	377	1980	2019	15-39
Westborough	MA	—	5,861	27,646	—	—	5,861	27,646	33,507	288	1965	2019	15-39
Retail Properties:
Highland Heights	KY	—	850	1,984	—	—	850	1,984	2,834	527	1985	2010	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Palmdale	CA	—	995	2,811	—	—	995	2,811	3,806	683	1991	2013	15-39
Palmdale	CA	—	670	1,610	—	—	670	1,610	2,280	418	2006	2013	15-39
Palmdale	CA	—	987	3,817	—	—	987	3,817	4,804	831	1991	2013	15-39
Mt. Pleasant	TX	—	1,141	997	—	—	1,141	997	2,138	258	1972	2014	15-39
Madill	OK	—	739	714	—	—	739	714	1,453	111	1993	2014	15-39
Fort Worth	TX	—	1,142	554	—	—	1,142	554	1,696	109	1980	2014	15-39
Dallas	TX	—	454	449	—	—	454	449	903	101	1984	2014	15-39
Wichita Falls	TX	—	674	186	—	—	674	186	860	41	1995	2014	15-39
Lytle	TX	—	97	815	—	—	97	815	912	127	2008	2015	15-39
New Caney	TX	—	37	875	—	—	37	875	912	122	1972	2015	15-39
Central City	KY	—	315	580	—	—	315	580	895	70	1978	2016	15-39
Owensboro	KY	—	177	615	—	—	177	615	792	63	1972	2016	15-39
Newburgh	IN	—	330	—	—	—	330	—	330	—	1994	2016	—
Sikeston	MO	—	205	2,235	—	—	205	2,235	2,440	236	1940	2016	15-39
Evansville	IN	—	636	3,655	—	—	636	3,655	4,291	365	1949	2016	15-39
Evansville	IN	—	244	2,375	—	—	244	2,375	2,619	231	1909	2016	15-39
Marion	IL	—	314	2,089	—	—	314	2,089	2,403	211	1970	2016	15-39
Kennett	MO	—	191	1,198	—	—	191	1,198	1,389	122	1970	2016	15-39
Poplar Bluff	MO	—	149	1,794	—	—	149	1,794	1,943	191	1970	2016	15-39
Cape Girardeau	MO	—	76	542	—	—	76	542	618	63	1988	2016	15-39
Scott City	MO	—	260	3,052	—	—	260	3,052	3,312	310	1978	2016	15-39
Henderson	KY	—	290	729	—	—	290	729	1,019	84	1973	2016	15-39
Blytheville	AR	—	413	3,405	—	—	413	3,405	3,818	369	1966	2016	15-39
Harrisburg	IL	—	131	839	—	—	131	839	970	82	1970	2016	15-39
Clarksville	IN	—	1,091	3,890	—	—	1,091	3,890	4,981	427	1961	2016	15-39
Owensboro	KY	—	499	734	—	—	499	734	1,233	81	1976	2016	15-39
Evansville	IN	—	203	369	—	—	203	369	572	57	2001	2016	15-39
Haubstadt	IN	—	379	1,349	—	—	379	1,349	1,728	162	2005	2016	15-39
Otterbein	IN	—	177	1,385	—	—	177	1,385	1,562	176	1978	2016	15-39
Ithaca	MI	—	739	2,669	—	—	739	2,669	3,408	294	2015	2016	15-39
Gillette	WY	—	366	3,447	—	—	366	3,447	3,813	360	2014	2016	15-39
Novi	MI	—	201	12,681	—	—	201	12,681	12,882	1,038	1985	2017	15-39
Lansing	MI	—	88	13,919	—	3	88	13,922	14,010	1,097	1999	2017	15-39
Flint	MI	—	83	7,987	—	—	83	7,987	8,070	632	1977	2017	15-39
Clinton Township	MI	—	358	9,551	—	—	358	9,551	9,909	759	1987	2017	15-39
Chesterfield	MI	—	753	9,716	—	—	753	9,716	10,469	796	2003	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Traverse City	MI	—	106	8,468	—	—	106	8,468	8,574	671	1998	2017	15-39
Warren	MI	—	158	5,394	—	—	158	5,394	5,552	426	1991	2017	15-39
Grandville	MI	—	339	4,368	—	—	339	4,368	4,707	356	2002	2017	15-39
Grand Rapids	MI	—	68	1,038	—	—	68	1,038	1,106	87	2014	2017	15-39
San Antonio	TX	—	300	1,277	—	1	300	1,278	1,578	102	1998	2017	15-39
Selma	TX	—	269	805	—	—	269	805	1,074	86	2013	2017	15-39
Linwood	NC	—	206	475	—	—	206	475	681	69	1997	2017	15-39
Vinton	TX	—	469	384	—	—	469	384	853	52	2016	2017	15-39
Columbus	MN	—	406	945	—	2	406	947	1,353	83	1983	2017	15-39
Louisville	KY	—	370	240	—	—	370	240	610	30	2002	2017	15-39
Dunn	NC	—	199	659	—	—	199	659	858	61	2017	2017	15-39
San Marcos	TX	—	486	776	—	—	486	776	1,262	83	2017	2017	15-39
Oshkosh	WI	—	134	5,372	—	—	134	5,372	5,506	362	1995	2017	15-39
Sheboygan	WI	—	266	2,787	—	—	266	2,787	3,053	219	2002	2017	15-39
Fond du Lac	WI	—	120	658	—	—	120	658	778	56	2006	2017	15-39
Green Bay	WI	—	398	9,087	—	2	398	9,089	9,487	607	1992	2017	15-39
Manitowoc	WI	—	293	2,926	—	—	293	2,926	3,219	219	1993	2017	15-39
Boynton Beach	FL	—	960	2,803	—	10	960	2,813	3,773	372	2007	2017	7-39
Jacksonville	FL	—	444	2,179	—	—	444	2,179	2,623	345	2008	2017	7-39
Jacksonville	FL	—	319	2,191	—	—	319	2,191	2,510	246	1999	2017	7-39
Miami Gardens	FL	—	803	2,181	—	—	803	2,181	2,984	338	2009	2017	7-39
Orange Park	FL	—	365	2,471	—	—	365	2,471	2,836	456	2006	2017	7-39
Milton	FL	—	505	1,994	—	—	505	1,994	2,499	325	2005	2017	7-39
Wichita	KS	—	488	2,135	—	—	488	2,135	2,623	322	2008	2017	7-39
Tulsa	OK	—	113	1,890	—	—	113	1,890	2,003	311	2008	2017	7-39
Alcoa	TN	—	751	1,829	—	—	751	1,829	2,580	319	1993	2017	7-39
Wichita	KS	—	233	2,443	—	—	233	2,443	2,676	184	2006	2018	7-39
Wichita	KS	—	206	2,262	—	—	206	2,262	2,468	185	2006	2018	7-39
Wichita	KS	—	234	1,761	—	—	234	1,761	1,995	166	2008	2018	7-39
Texarkana	TX	—	139	3,211	—	(1)	139	3,210	3,349	224	2016	2018	7-39
Pace	FL	—	215	2,955	—	—	215	2,955	3,170	234	2015	2018	7-39
Hoosick Falls	NY	—	78	1,612	—	—	78	1,612	1,690	120	2012	2017	15-39
Hadley	NY	—	100	1,586	—	—	100	1,586	1,686	123	2014	2017	15-39
Cairo	NY	—	106	1,609	—	—	106	1,609	1,715	110	2014	2017	15-39
Bridgewater	NY	—	241	1,482	—	—	241	1,482	1,723	112	2014	2017	15-39
Valatie	NY	—	102	1,720	—	—	102	1,720	1,822	118	2014	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Wurtsboro	NY	—	83	1,640	—	—	83	1,640	1,723	120	2014	2017	15-39
Ellenburg Center	NY	—	133	1,595	—	—	133	1,595	1,728	112	2014	2017	15-39
Marion	NY	—	149	1,457	—	—	149	1,457	1,606	95	2013	2017	15-39
Oswego	NY	—	124	1,636	—	—	124	1,636	1,760	112	2015	2017	15-39
Cincinnati	OH	—	367	1,168	—	—	367	1,168	1,535	75	2014	2017	15-39
Dayton	OH	—	249	1,240	—	—	249	1,240	1,489	85	2013	2017	15-39
West Alexandria	OH	—	371	1,108	—	—	371	1,108	1,479	73	2011	2017	15-39
Sheffield	MA	—	109	1,687	—	6	109	1,693	1,802	104	2015	2017	15-39
Cedar Hill	TX	—	501	1,842	—	—	501	1,842	2,343	112	2015	2017	15-39
Bear	DE	—	398	2,164	—	6	398	2,170	2,568	136	2017	2017	15-39
Smyrna	DE	—	1,366	2,708	—	—	1,366	2,708	4,074	213	2016	2017	15-39
North Fort Myers	FL	—	1,011	3,353	—	6	1,011	3,359	4,370	262	2015	2017	15-39
Downers Grove	IL	—	1,919	16,366	—	—	1,919	16,366	18,285	693	1974	2018	15-39
Benzonia	MI	—	89	3,009	—	—	89	3,009	3,098	139	2014	2018	15-39
Flushing	MI	—	201	2,863	—	—	201	2,863	3,064	137	2014	2018	15-39
Anderson	SC	—	312	4,113	—	3	312	4,116	4,428	157	2008	2018	15-39
Elizabethton	TN	—	270	4,077	—	—	270	4,077	4,347	149	2005	2018	15-39
Greeneville	TN	—	117	4,122	—	—	117	4,122	4,239	152	2003	2018	15-39
Lexington	SC	—	219	898	—	—	219	898	1,117	41	2015	2018	15-39
Lexington	SC	—	348	714	—	—	348	714	1,062	32	2015	2018	15-39
Orangeburg	SC	—	238	3,323	—	—	238	3,323	3,561	140	2006	2018	15-39
West Columbia	SC	—	296	1,140	—	—	296	1,140	1,436	46	2016	2018	15-39
Big Spring	TX	—	465	2,363	—	1	465	2,364	2,829	72	2008	2018	15-39
Cuero	TX	—	472	2,285	—	1	472	2,286	2,758	75	2010	2018	15-39
Berry	AL	—	120	864	—	—	120	864	984	19	2014	2019	15-39
Jacksonville	FL	—	116	1,132	—	—	116	1,132	1,248	26	2014	2019	15-39
Albany	GA	—	168	1,067	—	—	168	1,067	1,235	24	2014	2019	15-39
Rex	GA	—	330	1,328	—	—	330	1,328	1,658	32	2014	2019	15-39
North Charleston	SC	—	215	1,259	—	—	215	1,259	1,474	28	2014	2019	15-39
Apple Springs	TX	—	99	838	—	—	99	838	937	19	2014	2019	15-39
Dawson	TX	—	81	824	—	—	81	824	905	19	2014	2019	15-39
San Antonio	TX	—	215	1,178	—	—	215	1,178	1,393	27	2014	2019	15-39
Monroe	UT	—	141	1,132	—	—	141	1,132	1,273	26	2014	2019	15-39
Broadway	VA	—	212	1,203	—	—	212	1,203	1,415	27	2014	2019	15-39
Tyler	MN	—	81	905	—	—	81	905	986	20	2014	2019	15-39
Preston	MN	—	182	1,239	—	—	182	1,239	1,421	28	2014	2019	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Rushford	MN	—	137	850	—	—	137	850	987	21	2014	2019	15-39
Lorain	OH	—	120	1,311	—	—	120	1,311	1,431	30	2014	2019	15-39
Bagley	MN	—	123	1,135	—	—	123	1,135	1,258	27	2014	2019	15-39
Greenwood	WI	—	116	1,048	—	—	116	1,048	1,164	23	2013	2019	15-39
Cass Lake	MN	—	175	1,218	—	—	175	1,218	1,393	29	2013	2019	15-39
Wild Rose	WI	—	126	852	—	—	126	852	978	20	2013	2019	15-39
Comanche	TX	—	189	1,207	—	—	189	1,207	1,396	29	2014	2019	15-39
Levelland	TX	—	147	1,111	—	—	147	1,111	1,258	26	2014	2019	15-39
Saginaw	MI	—	137	1,211	—	—	137	1,211	1,348	29	2014	2019	15-39
Des Moines	IA	—	186	1,321	—	—	186	1,321	1,507	30	2014	2019	15-39
Georgetown	KY	—	279	1,382	—	—	279	1,382	1,661	32	2014	2019	15-39
Davenport	IA	—	104	1,074	—	—	104	1,074	1,178	24	2014	2019	15-39
Grand Ledge	MI	—	307	2,794	—	—	307	2,794	3,101	49	2002	2019	15-39
Lansing	MI	—	140	2,836	—	—	140	2,836	2,976	49	2011	2019	15-39
Williamsburg	KY	—	214	2,880	—	—	214	2,880	3,094	52	2011	2019	15-39
Buckeye	AZ	—	444	3,478	—	—	444	3,478	3,922	22	2014	2019	15-39
Tucson	AZ	—	802	3,496	—	—	802	3,496	4,298	12	2014	2019	15-39
Laurel	MS	—	272	2,938	—	—	272	2,938	3,210	18	2012	2019	15-39
Tyler	TX	—	462	6,242	—	—	462	6,242	6,704	24	2006 / 2016	2019	15-39
Edgewood	NM	—	575	3,021	—	—	575	3,021	3,596	11	2012	2019	15-39
Other Properties:
White Marsh	MD	—	3,223	200	—	—	3,223	200	3,423	56	1986	2013	15-39
Manassas	VA	—	1,187	197	—	—	1,187	197	1,384	47	1986	2013	15-39
Morrisville	NC	—	235	46	—	—	235	46	281	14	1960	2013	15-39
Aston	PA	—	2,554	126	—	—	2,554	126	2,680	33	1984	2013	15-39
Cincinnati	OH	—	1,001	173	—	—	1,001	173	1,174	56	1976	2013	15-39
Columbus	OH	—	757	77	—	—	757	77	834	20	1981	2013	15-39
Windsor	CT	—	1,887	204	—	—	1,887	204	2,091	66	1986	2013	15-39
Pittsburgh	PA	—	1,691	244	—	—	1,691	244	1,935	67	1989	2013	15-39
Greenwich	CT	—	16,898	959	—	—	16,898	959	17,857	204	1967	2014	15-39
Sterling	VA	17,885	24,395	—	—	—	24,395	—	24,395	—	2004	2016	—
Norman	OK	—	68	5,358	—	—	68	5,358	5,426	671	1965	2016	15-27.5
Oneonta	NY	—	23	838	—	—	23	838	861	67	1893	2017	15-27.5
Lexington	KY	—	28	2,605	—	—	28	2,605	2,633	206	1985	2017	15-27.5
Tallahassee	FL	—	74	7,476	—	—	74	7,476	7,550	586	2015	2017	15-27.5
Total(C)		$112,151	$548,209	$3,092,062	$702	$45,471	$548,911	$3,137,533	$3,686,444	$271,044

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property (see Note 4).
(B)	The aggregate cost of real estate owned as of December 31, 2019 for U.S. federal income tax purposes was approximately $3,900,000.
(C)

This schedule excludes properties subject to leases that are classified as direct financing leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

Change in Total Real Estate Assets

	For the years ended December 31,
	2019	2018	2017
Balance, beginning of period	$2,848,735	$2,334,524	$1,743,403
Acquisitions and building improvements	984,760	568,036	640,961
Dispositions	(143,688)	(51,950)	(47,181)
Impairment	(3,363)	(1,875)	(2,659)
Balance, end of period	$3,686,444	$2,848,735	$2,334,524

Change in Accumulated Depreciation

	For the years ended December 31,
	2019	2018	2017
Balance, beginning of period	$206,989	$148,383	$105,703
Acquisitions and building improvements	83,797	66,156	49,832
Dispositions	(19,317)	(7,376)	(6,942)
Impairment	(425)	(174)	(210)
Balance, end of period	$271,044	$206,989	$148,383

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2019 fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2019 fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2019 fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2019 fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2019 fiscal year covered by this Annual Report on Form 10-K.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financial Statement Schedules

See Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

Item 16.	Form 10-K Summary.

None.

Index to Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of November  11, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Net Lease Sub 1, Inc., Broadstone Net Lease Sub 2, Inc., Broadstone Real Estate, LLC, Trident BRE Holdings I, Inc., Trident BRE Holdings II, Inc. and, solely for purposes of Sections 6.18, 6.19 and 6.20, Trident BRE Holdings I, L.P. and Trident BRE Holdings II, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)

2.2

Amendment No. 1, dated February 7, 2020, to Agreement and Plan of Merger, dated as of November 11, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Net Lease Sub 1, Inc., Broadstone Net Lease Sub 2, Inc., Broadstone Real Estate, LLC, Trident BRE Holdings I, Inc., Trident BRE Holdings II, Inc. and, solely for purposes of Sections 6.18, 6.19, and 6.20 of the Merger Agreement, Trident BRE Holdings I, L.P. and Trident BRE Holdings II, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

3.1	Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

3.2	Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

4.1*	Description of the Company's Securities

10.1

Amended and Restated Operating Agreement of Broadstone Net Lease, LLC, dated December 31, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.2

Amendment No. 1, dated February 7, 2020 to the Amended and Restated Operating Agreement of Broadstone Net Lease, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.3

Credit Agreement, dated October 2, 2012, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (the “Credit Agreement”) (filed as Exhibit 10.5 to the Company’s Amended Registration Statement on Form 10 filed June 1, 2017 and incorporated herein by reference)

10.4

First Amendment to Credit Agreement, dated as of June 27, 2014, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.6 to the Company’s Amended Registration Statement on Form 10 filed June 1, 2017 and incorporated herein by reference)

10.5

Second Amendment to Credit Agreement, dated as of December 22, 2014, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.6

Third Amendment to Credit Agreement, dated as of November 6, 2015, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.7

Fourth Amendment to Credit Agreement, dated as of June 30, 2016, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

Exhibit No.	Description

10.8

Fifth Amendment to Credit Agreement, dated as of December 23, 2016, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on April 24, 2017 and incorporated herein by reference)

10.9

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

10.11

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

10.13

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

10.16

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

10.18

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

10.20

Guaranty, dated November 6, 2015, by Broadstone Net Lease, Inc. and Broadstone Net Lease, LLC in favor of SunTrust Bank, as administrative agent, and the lenders party to the SunTrust Term Loan Agreement (filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.21

Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.22*	Director Compensation and Stock Ownership Policy, effective as of January 1, 2020

10.23

Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.24

Seventh Amendment to Credit Agreement, dated as of May 25, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.26 to the Company’s Amended Registration Statement on Form 10 filed June 1, 2017 and incorporated herein by reference)

10.25

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference)

10.26

Amended and Restated Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference)

10.27

Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated herein by reference)

10.28

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and amount Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated herein by reference)

10.29

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

10.30

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

10.31

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

Exhibit No.	Description

10.32

First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated herein by reference)

10.33

Partial Assignment and Assumption of Purchase Agreement, dated July 23, 2019, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., CF Alpha & Golf Propco LLC, CF Alpha & Golf KS Propco LLC, CF Alpha & Golf MA Propco LLC, and CF Alpha & Golf Property BC ULC (filed as Exhibit 10.2 on the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated herein by reference)

10.34

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated herein by reference)

10.35

Term Loan Agreement, dated August 2, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., BMO Capital Markets Corp., Capital One, National Association, Regions Bank, Regions Capital Markets and the other lenders party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed August 7, 2019, and incorporated herein by reference)

10.36

Guaranty, dated August 2, 2019, by Broadstone Net Lease, Inc., in favor of JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed August 7, 2019, and incorporated herein by reference)

10.37

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.38

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference).

10.39

Tax Protection Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.40

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.41+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.42+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by herein reference)

10.43+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Sean T. Cutt (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by herein reference)

Exhibit No.	Description

10.44+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by herein reference)

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

101.1

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III Real Estate and Accumulated Depreciation.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

BROADSTONE NET LEASE, INC.

Date: February 27, 2020	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2020	/s/ Amy L. Tait
Amy L. Tait
Chairman of the Board of Directors

Date: February 27, 2020	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Director, Chief Executive Officer and President (Principal Executive Officer)

Date: February 27, 2020	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Director

Date: February 27, 2020	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 27, 2020	/s/ Agha S. Khan
Agha S. Khan
Director

Date: February 27, 2020	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 27, 2020	/s/ Geoffrey H. Rosenberger
Geoffrey H. Rosenberger
Director

Date: February 27, 2020	/s/ James H. Watters
James H. Watters
Director

Date: February 27, 2020	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2020	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Chief Accounting Officer and Treasurer (Principal Accounting Officer)