Form 10-Q
period 2020-03-31
Broadstone Net Lease, Inc.
filed 2020-05-07
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020, or

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

There were 26,855,508.755 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2020.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,367,566	$3,415,400
Accounted for using the direct financing method	39,961	41,890
Investment in rental property, net	3,407,527	3,457,290
Cash and cash equivalents	93,151	12,455
Accrued rental income	84,932	84,534
Tenant and other receivables, net	1,287	934
Prepaid expenses and other assets	12,397	12,613
Interest rate swap, assets	—	2,911
Goodwill	339,769	—
Intangible lease assets, net	320,418	331,894
Debt issuance costs – unsecured revolving credit facility, net	2,081	2,380
Leasing fees, net	12,492	12,847
Total assets	$4,274,054	$3,917,858

Liabilities, mezzanine equity and equity
Unsecured revolving credit facility	$353,300	$197,300
Mortgages and notes payable, net	110,464	111,793
Unsecured term notes, net	1,672,587	1,672,081
Interest rate swap, liabilities	79,622	24,471
Earnout liability	44,296	—
Accounts payable and other liabilities	35,835	37,377
Accrued interest payable	9,764	3,594
Intangible lease liabilities, net	89,673	92,222
Total liabilities	2,395,541	2,138,838

Commitments and contingencies (See Note 16)

Mezzanine equity
Common stock, 781 shares issued and outstanding at March 31, 2020	66,376	—
Non-controlling interests	112,158	—
Total mezzanine equity	178,534	—

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000 shares authorized, 26,074 and 26,001 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	26	26
Additional paid-in capital	1,899,616	1,895,935
Cumulative distributions in excess of retained earnings	(233,067)	(208,261)
Accumulated other comprehensive loss	(73,138)	(20,086)
Total Broadstone Net Lease, Inc. stockholders’ equity	1,593,437	1,667,614
Non-controlling interests	106,542	111,406
Total equity	1,699,979	1,779,020
Total liabilities, mezzanine equity and equity	$4,274,054	$3,917,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2020	2019
Revenues
Lease revenues, net	$78,231	$68,430

Operating expenses
Depreciation and amortization	31,219	24,310
Asset management fees	2,461	5,120
Property management fees	1,275	1,885
Property and operating expense	4,115	4,390
General and administrative	5,842	1,103
Provision for impairment of investment in rental properties	2,133	1,017
Total operating expenses	47,045	37,825

Other income (expenses)
Interest income	9	1
Interest expense	(20,991)	(15,828)
Cost of debt extinguishment	(22)	(713)
Gain on sale of real estate	7,619	1,400
Income taxes	(549)	(443)
Internalization expenses	(1,205)	—
Change in fair value of earnout liability	(4,177)	—
Other losses	(22)	—
Net income	11,848	15,022
Net income attributable to non-controlling interests	(1,032)	(1,084)
Net income attributable to Broadstone Net Lease, Inc.	$10,816	$13,938

Weighted average number of common shares outstanding
Basic	26,527	22,335
Diluted	29,053	24,072
Net earnings per common share
Basic and diluted	$0.41	$0.62
Comprehensive (loss) income
Net income	$11,848	$15,022
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(58,062)	(12,624)
Realized gain on interest rate swaps	(42)	(81)
Comprehensive (loss) income	(46,256)	2,317
Comprehensive loss (income) attributable to non-controlling interests	4,020	(167)
Comprehensive (loss) income attributable to Broadstone Net Lease, Inc.	$(42,236)	$2,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non-controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$1,895,935	$—	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change (see Note 2)	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	10,816	—	710	11,526	—	322	322
Issuance of 73 shares of common stock and 781 shares of mezzanine equity common stock	—	6,097	—	—	—	—	6,097	66,376	—	66,376
Issuance of 1,320 mezzanine non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Adjustment to carrying value of mezzanine equity non-controlling interest	—	(2,416)	—	—	—	—	(2,416)		2,416	2,416
Distributions declared ($0.44 per share January 2020 through March 2020)	—	—	—	(35,299)	—	(2,100)	(37,399)	—	(1,161)	(1,161)
Change in fair value of interest rate swap agreements	—	—	—	—	(53,014)	(3,472)	(56,486)	—	(1,576)	(1,576)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(2)	(40)	—	(2)	(2)
Balance, March 31, 2020	$26	$1,899,616	$—	$(233,067)	$(73,138)	$106,542	$1,699,979	$66,376	$112,158	$178,534

	Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non-controlling Interests	Total Mezzanine Equity
Balance, January 1, 2019	$22	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920	$—	$—	$—
Net income	—	—	—	13,938	—	1,084	15,022	—	—	—
Issuance of 883 shares of common stock	1	75,099	(225)	—	—	—	74,875	—	—	—
Other offering costs	—	(300)	—	—	—	—	(300)	—	—	—
Distributions declared ($0.43 per share January 2019, $0.44 per share February through March 2019)	—	—	—	(29,635)	—	(2,348)	(31,983)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	(11,713)	(911)	(12,624)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	(75)	(6)	(81)	—	—	—
Redemption of 21 shares of common stock	—	(1,803)	—	—	—	—	(1,803)	—	—	—
Balance, March 31, 2019	$23	$1,630,417	$(225)	$(170,847)	$3,018	$109,640	$1,572,026	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2020	2019
Operating activities
Net income	$11,848	$15,022
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	30,081	23,572
Provision for impairment of investment in rental properties	2,133	1,017
Amortization of debt issuance costs charged to interest expense	853	517
Straight-line rent and financing lease adjustments	(1,610)	(5,143)
Cost of debt extinguishment	22	713
Gain on sale of real estate	(7,619)	(1,400)
Change in fair value of earnout liability	4,177	—
Leasing fees paid	—	(258)
Adjustment to provision for credit losses	(17)	—
Other non-cash items	194	92
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	(353)	(350)
Prepaid expenses and other assets	291	(442)
Accounts payable and other liabilities	(5,851)	(315)
Accrued interest payable	6,170	(1,386)
Net cash provided by operating activities	40,319	31,639

Investing activities
Acquisition of rental property accounted for using the operating method	—	(75,080)
Cash paid for Internalization	(30,861)	—
Capital expenditures and improvements	(48)	(256)
Proceeds from disposition of rental property, net	35,383	10,612
Increase in tenant and capital reserves	—	(13)
Change in deposits on investments in rental property	—	100
Net cash provided by (used in) investing activities	4,474	(64,637)

Financing activities
Proceeds from issuance of common stock, net	131	59,869
Redemptions of common stock	—	(1,803)
Cash paid for deferred offering costs	(811)	—
Borrowings on unsecured term notes	60,000	300,000
Principal payments on mortgages, notes payable and unsecured term notes	(151,781)	(306,970)
Borrowings on unsecured revolving credit facility	167,000	43,800
Repayments on unsecured revolving credit facility	(11,000)	(45,000)
Cash distributions paid to stockholders	(29,148)	(14,495)
Cash distributions paid to non-controlling interests	(2,681)	(2,330)
Debt issuance and extinguishment costs paid	(102)	(5,902)
Net cash provided by financing activities	31,608	27,169
Net increase (decrease) in cash and cash equivalents and restricted cash	76,401	(5,829)
Cash and cash equivalents and restricted cash at beginning of period	20,311	18,989
Cash and cash equivalents and restricted cash at end of period	$96,712	$13,160

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$12,455	$18,612
Restricted cash at beginning of period	7,856	377
Cash and cash equivalents and restricted cash at beginning of period	$20,311	$18,989

Cash and cash equivalents at end of period	$93,151	$11,726
Restricted cash at end of period	3,561	1,434
Cash and cash equivalents and restricted cash at end of period	$96,712	$13,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, office, retail, and other commercial properties under long-term lease agreements. At March 31, 2020, the Corporation owned a diversified portfolio of 635 individual commercial properties located in 41 states throughout the continental United States and one property in British Columbia, Canada.

Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The remaining membership units in the OP (“OP Units”), which are referred to as non-controlling interests, are held by members who acquired their interest by contributing real estate properties or other assets to the OP in exchange for OP Units. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company”. The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	March 31, 2020			December 31, 2019
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Permanent equity	26,074	1,737	27,811	26,001	1,737	27,738
Mezzanine equity	781	1,320	2,101	—	—	—
Total	26,855	3,057	29,912	26,001	1,737	27,738
Percent Ownership of OP	89.9%	10.1%	100.0%	93.7%	6.3%	100.0%

Refer to Note 14 for further discussion regarding the weighted average shares outstanding.

The Corporation operates under the direction of its board of directors (the “Board of Directors”), which is responsible for the management and control of the Company’s affairs. Prior to February 7, 2020, the Corporation was externally managed by Broadstone Real Estate, LLC (“BRE”) and Broadstone Asset Management, LLC (the “Asset Manager”) subject to the Board of Directors’ direction, oversight, and approval. The Asset Manager was a wholly owned subsidiary of BRE and all of the Corporation’s officers were employees of BRE. Accordingly, both BRE and the Asset Manager were related parties of the Company. Refer to Note 3 for further discussion concerning related parties and related party transactions.

On February 7, 2020, the Corporation, the OP, BRE, and certain of their respective subsidiaries and affiliates, completed through a series of mergers (the “Mergers”) the internalization of the external management functions previously performed for the Corporation and the OP by BRE and the Asset Manager (such transactions, collectively, the “Internalization”). Upon consummation of the Internalization, the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP and the Company became internally managed. Upon Internalization, the prior Property Management Agreement and Asset Management Agreement were terminated. The Internalization was not considered a “Termination Event” under the terms of the agreements and therefore no fees were paid under them as a result of the Internalization. The Internalization consisted of the acquisition of BRE in accordance with the definitive merger agreement (the “Merger Agreement”). Refer to Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation has complete responsibility for the day-to-day management of, authority to make decisions for, and control of the OP. Based on consolidation guidance, the Corporation has concluded that the OP is a VIE as the members in the OP do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the OP. However, because the Corporation holds the majority voting interest in the OP, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the OP not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the value of long-lived assets and goodwill, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the provisions for uncollectible rent and credit losses, the fair value of earnout liabilities, the fair value of assumed debt and notes payable, the fair value of the Company’s interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

The Company reviews long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2020 was based on the most current information available to the Company. Based upon current market conditions resulting from the COVID-19 pandemic (see Note 17), certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

During the three months ended March 31, 2020 and 2019, the Company recorded impairment charges of $2,133 and $1,017, respectively.

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, notes payable, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets in the Condensed Consolidated Balance Sheets.

Restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Escrow funds and other	$1,504	$2,311
Undistributed 1031 proceeds	2,057	5,545
	$3,561	$7,856

Revenue Recognition

The Company accounts for leases in accordance with ASC 842, Leases. The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the Consumer Price Index (“CPI”). Lease income associated with such provisions is considered variable lease income and is not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances.

The Company accounts for the right to use land as a separate lease component, unless the accounting effect of doing so would be insignificant. Determination of significance requires management judgment. In determining whether the accounting effect of separately reporting the land component from other components for its real estate leases is significant, the Company assesses: (i) whether separating the land component impacts the classification of any lease component, (ii) the value of the land component in the context of the overall contract, and (iii) whether the right to use the land is coterminous with the rights to use the other assets.

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

Certain of the Company’s lease contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues, net in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Rent received in advance	$9,918	$13,368

Provision for Uncollectible Rent

In accordance with ASC 842, provision for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. The following table summarizes the changes in the provision for uncollectible rent:

The following table summarizes the changes in the provision for uncollectible rent:

	For the three months ended March 31,
(in thousands)	2020	2019
Beginning balance	$—	$2,086
Provision for uncollectible rent	1,033	441
Write-offs	—	(2,527)
Ending balance	$1,033	$—

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is assigned to one or more reporting units. The Company’s reporting unit is the same as its reportable segment. Goodwill has an indefinite life and is therefore not amortized. The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. The Company will adopt an annual goodwill testing date during the fourth quarter.

Deferred Initial Public Offering Costs

The Company has incurred certain costs in connection with its anticipated initial public offering (“IPO”). The Company capitalizes such deferred IPO costs, which primarily consist of direct, incremental legal, professional, accounting and other third-party fees. The deferred IPO costs will be offset against IPO proceeds upon the consummation of an offering. Should the planned IPO be abandoned, the deferred IPO costs will be expensed immediately as a charge to operating expenses in the Condensed Consolidated Statement of Income and Comprehensive (Loss) Income. At March 31, 2020 and December 31, 2019, deferred IPO costs were $1,282 and $668, respectively, and were included within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

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

Earnout Liability – In connection with the Internalization, the Company recognized an earnout liability that will be due and payable to the former owners of BRE if certain milestones are achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”) related to either (a) the 40-day dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s adjusted funds from operations (“AFFO”) per share, prior to the completion of an IPO (see Note 4).

The Company utilizes third-party valuation experts to assist in estimating the fair value of the earnout liability, and develops estimates by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis. These estimates require the Company to make various assumptions about future share prices, timing of an IPO, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. As shown in the tables below, the Company’s weighted average expected IPO date upon close of the Internalization was April 15, 2020. Due to the market dislocation and uncertainty presented by the COVID-19 pandemic, management revised its weighted average expected IPO date as of quarter end to March 15, 2021. The Company anticipates commencing its IPO when market conditions allow, which may be before March 15, 2021. To the extent the expected IPO date advances, there would be a corresponding increase in the earnout liability’s fair value given the earnout’s fixed time horizon. Peer share price volatilities are used to estimate the Company’s expected share price volatility, and the Company’s corresponding ability to achieve the earnout targets. An increase in peer share price volatility would result in an increase in the earnout liability’s fair value.

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of February 7, 2020, the transaction date.

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	April 15, 2020	March 2020 through May 2020
Peer stock price volatility	20.0%	16.22% to 23.09%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of March 31, 2020.

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	March 15, 2021	November 2020 through May 2021
Peer stock price volatility	30.0%	22.96% to 43.91%

The following table presents a reconciliation of the change in the earnout liability:

For the three months ended
(in thousands)	March 31, 2020
Allocation of Internalization purchase price at February 7, 2020	$40,119
Change in fair value subsequent to Internalization	4,177
Balance at March 31, 2020	$44,296

The increase in the earnout liability fair value between February 7, 2020 and March 31, 2020 is primarily a result of an increase in the peer stock price volatility assumption used, as detailed above, a direct result of changes in economic circumstances impacting global equity markets.

Interest Rate Swaps – The balances of interest rate swap assets and liabilities (see Note 11) and earnout liability measured at fair value on a recurring basis are as follows:

	March 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(79,622)	$—	$(79,622)	$—
Earnout liability	(44,296)	—	—	(44,296)

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$2,911	$—	$2,911	$—
Interest rate swap, liabilities	(24,471)	—	(24,471)	—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. Treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolving credit facility:

(in thousands)	March 31, 2020	December 31, 2019
Carrying amount	$2,144,118	$1,989,451
Fair value	2,233,159	2,047,860

As disclosed under the Long-lived Asset Impairment section elsewhere in Note 2, the Company’s non-recurring fair value measurements at March 31, 2020 and December 31, 2019, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

The Company is a lessee under non-cancelable operating leases associated with its corporate headquarters and other office spaces as well as with leases of land (“ground leases”). The Company records right-of-use assets and lease liabilities associated with these leases. The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. The Company has made an accounting policy election, applicable to all asset types, to not separate lease from nonlease components when allocating contract consideration related to operating leases.

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 31,	December 31,
(in thousands)	Financial Statement Presentation	2020	2019
Right-of-use assets	Prepaid expenses and other assets	$3,457	$1,614
Lease liabilities	Accounts payable and other liabilities	3,059	1,209

Earnout Liability

The Company’s earnout liability is payable in a combination of cash, common shares, and OP Units, in the same proportion as the initial consideration paid in the Internalization (see Note 4). The common shares and OP Units payable under the arrangement will be subject to a redemption rights agreement, whereby holders of the common shares and OP Units will have the right to require the Company to repurchase any or all of the common shares or OP Units if an IPO has not occurred (see discussion of the redemption rights agreement in Note 4). The common shares and OP Units are deemed to be freestanding financial instruments that, at inception, embody an obligation to repurchase the Company’s common shares and OP Units, and therefore have been classified as liabilities together with the cash portion of the earnout. The fair value of the earnout liability at the time of the Internalization was recorded in Earnout liability on the Condensed Consolidated Balance Sheets as part of the purchase price allocation. The fair value of the earnout liability is remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Mezzanine Equity

The Company issued common shares and OP Units as base consideration for the Internalization, each of which were subject to a redemption rights agreement, where the common shares (“mezzanine equity common stock”) and OP Units (“mezzanine equity non-controlling interests”) are economically equivalent to the permanent equity classified common shares and OP Units with the exception of certain contingent redemption rights that are not yet exercisable as of March 31, 2020 (see discussion of redemption rights agreement in Note 4). The Company presents the mezzanine equity common stock and mezzanine equity non-controlling interests as mezzanine equity in the Condensed Consolidated Balance Sheets as they are redeemable outside the Company’s control.

The Company subsequently records mezzanine equity common stock at redemption value each reporting period, with changes in carrying value recorded as a component of Additional paid-in capital on the Condensed Consolidated Balance Sheets.

The Company subsequently records mezzanine equity non-controlling interests at the greater of (i) carrying amount, increased or decreased for the non-controlling interest’s share of net income or loss, dividends and comprehensive income or loss or (ii) redemption value. Changes in carrying value of mezzanine equity non-controlling interests are recorded as a component of Additional paid-in capital on the Condensed Consolidated Balance Sheets.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changed how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with a provision for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit loss, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. ASU 2016-13 and ASU 2018-09 (collectively, “ASC 326”) were effective January 1, 2020, under a modified retrospective application. The new guidance applies to the Company’s investments in direct financing leases. Due to the nature of its activities, the Company’s lease portfolio has historically not included a significant number of direct financing leases, and as a result the adoption of ASC 326 did not have a material impact on its financial statements. In connection with the adoption of ASC 326, the Company recorded a provision for credit losses of $323 with an offsetting cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new standard on a prospective basis on January 1, 2020. The modifications and new disclosures required by the new standard primarily relate to disclosures around recurring Level 3 fair value measurements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments which clarified and improved guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The Company assessed the impact of the changes to Topic 326 in connection with its adoption of ASU 2016-13 discussed above. The provisions of ASU 2019-04 relating to Topics 815 and 825 relate to clarifying the provisions of existing guidance that were not applicable to the Company.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting affected by reference rate reform if certain criteria are met. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Other Recently Issued Accounting Standards

As more fully described in Note 17, during 2020 there have been business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic. In response, lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842, Leases addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from situations such as the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (in which case the modification would be accounted for within the lease modification accounting framework of ASC 842) or if it was covered under the enforceable rights and obligations within the existing lease agreement (in which case the modification would be precluded from applying the lease modification accounting framework). In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A allows the Company, if certain criteria have been met, to elect whether or not it will apply the lease modification accounting framework, with such election applied consistently to leases with similar characteristics and similar circumstances, rather than performing an analysis of the concessions granted on a lease by lease basis. The Company expects to elect to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020. However, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

Reclassifications

The Company reclassified $443 of Income taxes from a component of Operating expenses to a component of Other income (expenses), on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income for the three months ended March 31, 2019, to conform with the current period presentation. The reclassification is a change from one acceptable presentation to another acceptable presentation.

3. Related-Party Transactions

Prior to the Internalization on February 7, 2020, BRE, a related party in which certain directors of the Corporation had either a direct or indirect ownership interest, and the Asset Manager were considered to be related parties.

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

Upon completion of the Internalization, the Property Management Agreement was terminated and there will be no future property management fees payable to BRE. The Internalization was not considered a “termination event” under the Property Management Agreement, so no fees were payable to BRE as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.

Asset Management Agreement

The Corporation and the OP were parties to an asset management agreement (as amended, the “Asset Management Agreement”) with the Asset Manager, a single member limited liability company of which BRE was the sole member, and therefore a related party in which certain directors of the Corporation had an indirect ownership interest. Under the terms of the Asset Management Agreement, the Asset Manager was responsible for, among other things, the Corporation’s acquisition, initial leasing, and disposition strategies, financing activities, and providing support to the Corporation’s Independent Directors Committee (“IDC”) for its valuation functions and other duties. The Asset Manager also nominated two individuals to serve on the Board of Directors of the Corporation.

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

(v)	1% of the gross sale price received for each rental property disposition; and
(vi)	1% of the Aggregate Consideration, as defined in the Asset Management Agreement, received in connection with a disposition event, as defined in the Asset Management Agreement.

Upon completion of the Internalization, the Asset Management Agreement was terminated and there will be no future asset management fees payable to the Asset Manager. The Internalization was not considered a “termination event” under the Asset Management Agreement, so no fees were payable to the Asset Manager as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.

Total fees incurred under the Property Management Agreement and Asset Management Agreement were as follows:

(in thousands)		For the three months ended March 31,
Type of Fee	Financial Statement Presentation	2020(a)	2019
Asset management fee	Asset management fees	$2,461	$5,120
Property management fee	Property management fees	1,275	1,885
Total management fee expense		3,736	7,005

Marketing fee (offering costs)	Additional paid-in capital	—	300
Acquisition fee	Capitalized as a component of assets acquired	—	730
Leasing fee and re-leasing fees	Leasing fees, net	—	258
Disposition fee	Gain on sale of real estate	109	113
Total management fees		$3,845	$8,406
(a)	Fees were payable under the Property Management Agreement and Asset Management Agreement from January 1, 2020 through February 6, 2020. The Internalization was effective February 7, 2020.

There were no unpaid management fees at March 31, 2020 and December 31, 2019. All fees related to the Property Management Agreement and the Asset Management Agreement were paid for in cash within the Company’s normal payment cycle for vendors.

Tax Protection Agreement

Upon closing of the Internalization, the Company entered into an agreement with Amy L. Tait, the Company’s founder, and certain members of her family (“Founding Owners”), pursuant to which the OP agreed to indemnify the Founding Owners against the applicable income tax liabilities resulting from the sale, exchange, transfer or other disposal of the assets of BRE that the Company acquired in the Internalization, through February 7, 2030, or the Company’s failure to allocate specific types of the OP’s indebtedness to the Founding Owners (the “Founding Owners’ Tax Protection Agreement”). The maximum amount the Company may be liable for under the Founding Owners’ Tax Protection Agreement is $10,000.

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent liability that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). The fair value of the earnout liability was $44,296 as of March 31, 2020.

Related Party Lease

In connection with the Internalization, the Company assumed the lease agreement relating to the Company’s principal executive office with Clinton Asset Holdings Associates, L.P., an affiliated third party, approximately 1.6% of which is indirectly owned by the Company’s Chairman and member of the Board of Directors. The lease of 24,072 square feet of office space is scheduled to expire on August 31, 2023, with two five-year renewal options. The annual rent for 2020 is approximately $547, with 2% annual increases thereafter. See further discussion in Note 16.

4. Internalization

On February 7, 2020, the Company completed the Internalization and the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP.

The consideration paid at closing of the Internalization is summarized in the following table:

(in thousands)
Issuance of 781 shares of common stock	$66,376
Issuance of 1,320 OP Units	112,159
Cash	30,981
Base consideration	209,516
Initial estimate of fair value of earnout liability	40,119
Total consideration	$249,635

The Company may be required to pay additional earnout consideration of up to $75,000 payable in four tranches of $10,000, $15,000, $25,000, and $25,000 if certain milestones related to either (a) the 40-day VWAP per REIT Share, following the completion of an IPO, or (b) the Company’s AFFO per share, prior to the completion of an IPO, (each, an “Earnout Trigger”) are achieved during the Earnout Periods. The consideration will consist of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration.

The earnout tranches, applicable 40-day VWAP of a REIT Share and AFFO per share, and the applicable Earnout Periods are as follows:

(in thousands, except per share amounts)	If the Company has completed an IPO		If the Company has not completed an IPO
Earnout Tranche(a)	40-Day VWAP of a REIT Share	Applicable Earnout Period	AFFO per Share	Applicable Earnout Period
$10,000	$90.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.85	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$15,000	$95.00	The two-year period beginning on the earlier of (i) the IPO closing date or (ii) December 31, 2020.	$5.95	The two-year period consisting of the calendar years ended December 31, 2020 and December 31, 2021.
$25,000	$97.50	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.30	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
$25,000	$100.00	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.	$6.70	The four-year period consisting of the calendar years ended December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024.
(a)

Initial contractual value of applicable earnout tranche based on an $85.00 price per share/unit of common stock and OP Units. Does not take into account the actual per share price of common stock and OP Units at the time an applicable earnout tranche may be earned and paid.

Should all earnout milestones be met, an additional 272 shares of common stock and an additional 465 OP Units would be issued, in addition to amounts payable in cash. As of the Internalization date, the Company estimated that the earnout liability had a fair value of $40,119, of which approximately $33,511 relates to the potential issuance of common shares and OP Units and approximately $6,608 relates to the potential payment of cash. The Company will estimate the fair value of the earnout liability at each reporting date during the contingency period and record any changes in estimated fair value in its Condensed Consolidated Statement of Income and Comprehensive (Loss) Income.

Redemption Rights Agreement

The mezzanine equity common shares and OP Units are economically equivalent to permanent equity common shares and OP Units with the exception of certain contingent redemption rights that are not yet exercisable as of March 31, 2020. If an IPO does not occur on or before December 31, 2020, then each holder of mezzanine equity common shares and OP Units shall have the right to require the Company to repurchase any or all of such holder’s shares and OP Units at a price equal to the greater of (i) the initial fair value of $85 of the common shares or OP Units at the date of the Internalization or (ii) the current fair value of such common shares or OP Units, as adjusted for interest and distributions. Such repurchases can occur during the period from January 1, 2021 until the earlier of 12 months thereafter or the date of an IPO; provided that the period shall not begin on January 1, 2021 if the Company, in connection with an IPO, shall have filed a registration statement with the SEC that has not been withdrawn as of January 1, 2021 (but the period shall begin immediately upon any such withdrawal and then continue until the earlier of 12 months thereafter or until the occurrence of an IPO); provided, further, that the period shall begin no later than July 1, 2021 (even if such registration statement shall not have been withdrawn as of July 1, 2021) and in such event shall continue until the earlier of twelve (12) months thereafter or the occurrence of an IPO. The Merger Agreement did not provide that the completion of an IPO is a condition to the closing of the Internalization.

If an IPO does not occur on or before the satisfaction of any Earnout Trigger, then each holder of common shares or OP Units issued under the earnout shall have the right to require the Company to repurchase any or all of such holder’s shares or OP Units at a price equal to the greater of (i) the initial fair value of $85 of the common shares at the date of the Internalization or (ii) the current fair value of such common shares, as adjusted for interest and distributions. Such repurchases can occur during the period from the date of issuance of such earnout shares until the earlier of 12 months thereafter or the occurrence of an IPO; provided, further, that such period shall not begin on such date of issuance if the Company, in connection with an IPO, shall have filed a registration statement with the SEC that has not been withdrawn as of such date of issuance (but such period shall begin immediately upon any such withdrawal and then continue until the earlier of 12 months thereafter or the occurrence of an IPO; provided, further, that such period shall begin no later than six months after such date of issuance (even if such registration statement shall not have been withdrawn as of such date) and in such event shall continue until the earlier of 12 months thereafter or the occurrence of an IPO.

The Internalization was accounted for as a business combination and accordingly, the Company allocated the purchase price utilizing the acquisition method to record assets acquired and liabilities assumed at their estimated fair values.

The allocation of the purchase price has not been finalized and is based upon preliminary estimates of these fair values, which is the best available information at the current time. The final determination of the fair values of the assets and liabilities will be based on the actual valuations of the tangible and intangible assets and liabilities that existed as of the date of completion of the acquisition, including the valuation of the earnout liability. The Company expects to finalize the valuations during the measurement period, not to exceed one year from the date of the Internalization. Consequently, amounts preliminarily allocated to identifiable tangible and intangible assets and liabilities could change.

The following table summarizes the Company’s preliminary allocation of the purchase price associated with the Internalization:

(in thousands)
Prepaid expenses and other assets	$1,336
Right-of-use assets	1,898
Goodwill	339,769
Accounts payable and other liabilities	(986)
Operating lease liabilities	(1,898)
Debt	(90,484)
$249,635

In connection with the Internalization, the Company recorded goodwill of $339,769 as a result of the consideration exceeding the fair value of the net liabilities acquired. Goodwill represents the synergies and costs savings expected from the acquired management functions and the Company’s ability to generate additional portfolio growth on a lower cost structure than when it was externally managed. The Company does not expect that the goodwill will be deductible for tax purposes.

In connection with the Internalization, the Company assumed $90,484 of debt which was subsequently repaid through a combination of borrowings under its Revolving Credit Facility (as defined below) and entering into a new $60,000 term loan agreement (see Note 9).

The Company incurred $1,205 in non-recurring costs associated with the Internalization during the three months ended March 31, 2020, which were classified as Internalization expenses in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020. No incremental revenues were recorded as a result of the Internalization. From February 7, 2020 to March 31, 2020, the Company incurred $3,662 in expenses as a result of being internalized, which include general and administrative expenses associated with the Company’s performance of functions previously performed by BRE and the Asset Manager (primarily employee related costs), as well as interest expense associated with the borrowings related to the Internalization. These expenses do not include the $1,205 non-recurring costs discussed above.

Condensed Pro Forma Financial Information

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $5,646 and $6,377 of income, respectively, for the three months ended March 31, 2020 and 2019. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in thousands)	2020	2019
Revenues	$78,231	$68,430
Net income	13,751	17,685

5. Acquisitions of Rental Property

The Company did not complete any acquisitions of rental property during the three months ended March 31, 2020. The Company closed on the following acquisitions of rental property during the three months ended March 31, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
		27	$73,078	(a)
(a)	Acquisition price does not include capitalized acquisition costs of $2,205.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the three months ended March 31, 2019
Land	$7,149
Land improvements	10,506
Buildings and improvements	49,677
Acquired in-place leases(b)	6,618
Acquired above-market leases(c)	2,169
Acquired below-market leases(d)	(836)
$75,283
(b)	The weighted average amortization period for acquired in-place leases is 15 years for acquisitions completed during the three months ended March 31, 2019.
(c)	The weighted average amortization period for acquired above-market leases is 17 years for acquisitions completed during the three months ended March 31, 2019.
(d)	The weighted average amortization period for acquired below-market leases is 13 years for acquisitions completed during the three months ended March 31, 2019.

The above acquisitions were funded using a combination of available cash on hand, borrowings under the Company’s Revolving Credit Facility, and proceeds from equity issuances. All real estate acquisitions closed during the three months ended March 31, 2019, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the three months ended March 31,
(in thousands, except number of properties)	2020	2019
Number of properties disposed	10	4
Aggregate sale price	$37,185	$11,291
Aggregate carrying value	(27,764)	(9,212)
Additional sales expenses	(1,802)	(679)
Gain on sale of real estate	$7,619	$1,400

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, office, retail, and other industries. At March 31, 2020, the Company had 616 real estate properties which were leased under leases that have been classified as operating leases and 15 that have been classified as direct financing leases. Of the 15 leases classified as direct financing leases, four include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

(in thousands)	March 31, 2020	December 31, 2019
Land	$545,846	$548,911
Land improvements	274,135	275,470
Buildings and improvements	2,827,111	2,850,571
Equipment	11,492	11,492
	3,658,584	3,686,444
Less accumulated depreciation	(291,018)	(271,044)
	$3,367,566	$3,415,400

Depreciation expense on investment in rental property was as follows:

	For the three months ended March 31,
(in thousands)	2020	2019
Depreciation	$23,515	$18,753

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2020 are as follows:

(in thousands)
Remainder of 2020	$210,383
2021	284,505
2022	287,511
2023	290,357
2024	285,396
Thereafter	2,130,183
$3,488,335

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Undiscounted estimated lease payments to be received	$68,898	$72,753
Estimated unguaranteed residual values	19,827	20,358
Unearned income	(48,459)	(51,221)
Reserve for credit losses	(305)	—
Net investment in direct financing leases	$39,961	$41,890

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2020 are as follows:

(in thousands)
Remainder of 2020	$3,047
2021	4,138
2022	4,220
2023	4,305
2024	4,385
Thereafter	48,803
$68,898

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income:

	For the three months ended March 31,
(in thousands)	2020	2019
Contractual rental amounts billed for operating leases	$72,828	$58,419
Adjustment to recognize contractual operating lease billings on a straight-line basis	1,665	5,171
Percentage rent income	3	—
Adjustment to revenue recognized for uncollectible rental amounts billed	(1,033)	(440)
Total operating lease rental revenues	73,463	63,150
Earned income from direct financing leases	987	1,005
Operating expenses billed to tenants	3,732	4,275
Other income from real estate transactions	49	—
Total Lease revenues, net	$78,231	$68,430

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	March 31, 2020	December 31, 2019
Lease intangibles:
Acquired above-market leases	$60,394	$62,136
Less accumulated amortization	(17,989)	(17,433)
Acquired above-market leases, net	42,405	44,703
Acquired in-place leases	346,165	349,645
Less accumulated amortization	(68,152)	(62,454)
Acquired in-place leases, net	278,013	287,191
Total intangible lease assets, net	$320,418	$331,894
Acquired below-market leases	$113,091	$113,862
Less accumulated amortization	(23,418)	(21,640)
Intangible lease liabilities, net	$89,673	$92,222
Leasing fees	$16,841	$17,013
Less accumulated amortization	(4,349)	(4,166)
Leasing fees, net	$12,492	$12,847

Amortization for intangible lease assets and liabilities was as follows:

(in thousands)		For the three months ended March 31,
Intangible	Financial Statement Presentation	2020	2019
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,695	$5,557
Above-market and below-market leases	Lease revenues, net	1,140	740

Estimated future amortization of intangible assets and liabilities at March 31, 2020 is as follows:

(in thousands)
Remainder of 2020	$17,706
2021	23,286
2022	22,738
2023	22,411
2024	21,644
Thereafter	135,452
$243,237

9. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2020	December 31, 2019	Interest Rate(c)	Maturity Date
2020 Unsecured Term Loan(a)	$240,000	$300,000	one-month LIBOR + 1.25%	Aug. 2020(d)
Unsecured Revolving Credit and Term Loan Agreement(a)
Revolving Credit Facility	353,300	197,300	one-month LIBOR + 1.20%	Jan. 2022
2023 Unsecured Term Loan	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.25%	Jun. 2024
	808,300	652,300
2022 Unsecured Term Loan(a)	60,000	—	one-month LIBOR + 1.25%	Feb. 2022
2026 Unsecured Term Loan(a)	450,000	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	2,033,300	1,877,300
Debt issuance costs, net(b)	(7,413)	(7,919)
	$2,025,887	$1,869,381
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(c)	At March 31, 2020 and December 31, 2019, one-month LIBOR was 0.99% and 1.76%, respectively.
(d)

The 2020 Unsecured Term Loan allows two six-month extensions, at the Company’s option, subject to the Company’s being in compliance with the debt covenants and customary representations and warranties, and payment of a fee equal to 0.05% of the outstanding principal balance at the time of extension. On May 5, 2020, the Company gave notice that it was exercising the first of these options, effective as of August 2, 2020.

On February 7, 2020, the Company entered into a $60,000 term loan agreement maturing on February 28, 2022 (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum. Based on the Company’s current credit rating the applicable margin was 1.25% as of March 31, 2020.

At March 31, 2020, the weighted average interest rate on all outstanding borrowings was 3.03%. In addition, the Revolving Credit Facility is subject to a facility fee of 0.25% per annum.

For the three months ended March 31, 2019, the Company paid $5,229 in debt issuance costs associated with the 2026 Unsecured Term Loan and the Unsecured Revolving Credit and Term Loan Agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. Based on this assessment, $5,229 of the debt issuance costs incurred in the three months ended March 31, 2019, were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt.

Additionally, $215 of unamortized debt issuance costs were expensed in the three months ended March 31, 2019, and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. The following table summarizes debt issuance cost amortization:

	For the three months ended March 31,
(in thousands)	2020	2019
Debt issuance costs amortization	$888	$553

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company, to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of March 31, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic (see Note 17), and thus there are no assurances that the Company will continue to be in compliance with its covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

10. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	March 31,	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2020	2019
(1)	Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$48,787	$49,065	(a) (b) (c) (k)
(2)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	20,225	20,318	(a) (b) (c) (j)
(3)	PNC Bank	Oct-16	Nov-26	3.62%	17,789	17,885	(b) (c)
(4)	Sun Life	Mar-12	Oct-21	5.13%	10,785	10,888	(b) (f)
(5)	Aegon	Apr-12	Oct-23	6.38%	7,604	7,788	(b) (g)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,878	4,913	(b) (d) (h) (i)
(7)	Note holders	Dec-08	Dec-23	6.25%	750	750	(d)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	—	544	(b) (c) (d) (e)
					110,818	112,151
	Debt issuance costs, net				(354)	(358)
					$110,464	$111,793
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)

The interest rate represents the initial interest rate. The interest rate could have been adjusted at Standard Insurance’s discretion (based on prevailing rates) at 119 months from the first payment date.

(f)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(g)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(h)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 11.
(i)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(j)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(k)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At March 31, 2020, investment in rental property of $176,805 was pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

(in thousands, except number of mortgages)	For the three months ended March 31, 2020	For the year ended December 31, 2019
Number of mortgages	1	4
Outstanding balance of mortgages	$541	$13,905

The following table summarizes the cost of mortgage extinguishment:

	For the three months ended March 31,
(in thousands)	2020	2019
Cost of mortgage extinguishment	$22	$498

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 9) at March 31, 2020 are as follows:

(in thousands)
Remainder of 2020	$2,401
2021	258,006
2022	416,207
2023	273,332
2024	192,260
Thereafter	1,001,912
$2,144,118

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	March 31, 2020	December 31, 2019
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(2,178)	$(1,136)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	(1,324)	740
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(1,806)	(402)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(2,500)	(970)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(2,118)	(448)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(3,685)	(1,014)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(1,231)	(460)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(2,500)	(577)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(3,497)	(1,306)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(3,342)	(799)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	(213)	143
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(836)	10
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(3,291)	(911)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(2,007)	(944)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	(1,844)	720
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(3,533)	(1,278)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,877	(45)	41	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(1,553)	(862)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(2,097)	(1,038)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	(92)	(104)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	(793)	376
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(3,438)	(827)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(3,260)	(651)
Truist Financial Corporation	April 2024	1.99%	one-month LIBOR	25,000	(1,655)	(451)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000	(2,260)	(781)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000	(2,075)	(524)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000	(2,676)	(993)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000	(2,146)	(458)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(3,263)	(681)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	(1,699)	881
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(599)	(302)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(1,591)	(795)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(3,878)	(1,845)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(10,597)	(3,914)
					$(79,622)	$(21,560)
(a)	Notional amount at December 31, 2019 was $4,912.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, from converting from variable rates to fixed rates under these agreements were as follows:

		Reclassification from		Total Interest Expense
	Amount of Loss	Accumulated Other		Presented in the
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the three months ended March 31,	Comprehensive Loss	Location	(Loss) Gain	(Loss) Income
2020	$(58,062)	Interest expense	$(885)	$20,991
2019	(12,624)	Interest expense	836	15,828

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $14,802. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2020. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Prior to the Internalization on February 7, 2020, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and Asset Manager represented 8% and 19% of total operating expenses for the three months ended March 31, 2020 and 2019, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). The Company has mortgages and notes payable with three institutions that comprised 62%, 16%, and 10% of total mortgages and notes payable at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

Share Redemption Program

The Share Redemption Program was terminated effective February 10, 2020, and as a result there were no redemptions during the three months ended March 31, 2020. The following table summarizes redemptions under the Company’s Share Redemption Program during the three months ended March 31, 2019:

(in thousands, except number of redemptions)
Number of redemptions requested	13
Number of shares	21
Aggregate redemption price	$1,803

Distribution Reinvestment Plan

The Corporation had adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of OP Units (other than the Corporation), could elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. The DRIP was terminated effective February 10, 2020. At March 31, 2020 and December 31, 2019, a total of 3,075 and 3,005 shares of common stock, respectively, have been issued under the DRIP.

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended March 31,
(in thousands, except per share)	2020	2019
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$10,816	$13,938
Diluted earnings:
Net earnings attributable to Broadstone Net Lease, Inc.	$10,816	$13,938
Net earnings attributable to non-controlling interests	1,032	1,084
	$11,848	$15,022

Basic and diluted weighted average shares outstanding:
Weighted average number of common shares outstanding used in basic earnings per share	26,527	22,335
Effects of convertible membership units	2,526	1,737
Weighted average number of common shares outstanding used in diluted earnings per share	29,053	24,072
Basic and diluted net earnings per common share	$0.41	$0.62

In the table above, outstanding OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the OP income attributable to such OP Units also be added back to net income, there is no effect on EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $14,010 and $16,777 for the three months ended March 31, 2020 and 2019, respectively. Cash paid for income taxes was $195 and $395 for the three months ended March 31, 2020 and 2019, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the three months ended March 31, 2020 and 2019, the Corporation issued 69 and 173 shares, respectively, of common stock with a value of approximately $5,733 and $14,533, respectively, under the terms of the DRIP (see Note 13).

•

During the three months ended March 31, 2020, the Company issued shares of common stock and OP Units, with a total value of approximately $178,535, and earnout consideration with a fair value of $40,119 as consideration for the Internalization and assumed $90,484 of debt (see Note 4).

•	During the three months ended March 31, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2,416 with an offset to additional paid-in capital (see Note 2).
•	At March 31, 2020 and 2019, dividend amounts declared and accrued but not yet paid amounted to $13,160 and $10,734, respectively.
•

Upon adoption of ASC 326 on January 1, 2020, described in Note 2, the Company recorded a transition adjustment to record a provision for credit losses associated with its net investment in direct financing leases of $323, with an equal amount recorded as a reduction in retained earnings. The provision for credit losses is included as a component of Investment in rental property, net accounted for using the direct financing method on the Condensed Consolidated Balance Sheets.

•

Upon adoption of ASC 842 on January 1, 2019, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee. The right-of-use asset was recorded net of a straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

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

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	March 31, 2020	December 31, 2019
Tenant improvement allowances	$2,219	$2,706

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization (see Note 3). The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of March 31, 2020, taxable sales of the applicable properties would trigger liability under the Agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

Obligations Under Operating Leases

Subsequent to the Internalization (see Note 4), the Company leases office space for its corporate headquarters and other locations under non-cancellable operating leases with remaining lease terms ranging from 2020 to 2023. These leases contain provisions for fixed monthly payments, subject to rent escalations. None of the leases are subject to any sublease agreement. The lease for the corporate headquarters is with a related party (see Note 3).

The Company also leases land at certain properties under non-cancellable operating leases (“ground leases”) with initial lease terms ranging from 2034 to 2066. These leases contain provisions for fixed monthly payments, subject to rent escalations. One lease requires the Company to make annual rent payments calculated based upon sales generated at the property (“percentage rent”). None of the leases are subject to any sublease agreement.

The following table summarizes the total lease costs associated with operating leases:

		For the three months ended March 31,
(in thousands)	Financial Statement Presentation	2020	2019
Operating lease costs
Office leases	General and administrative	$52	$—
Ground leases	Property and operating expense	33	35
Variable lease costs
Ground leases	Property and operating expense	18	12
Total lease costs		$103	$47

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the three months ended March 31,
(in thousands)	2020	2019
Operating lease payments	$128	$72

Estimated future lease payments required under non-cancelable operating leases at March 31, 2020, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2020	$534
2021	711
2022	686
2023	505
2024	120
Thereafter	2,411
Total undiscounted cash flows	4,967
Less imputed interest	(1,908)
Lease liabilities	$3,059

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

17. Subsequent Events

Subsequent to March 31, 2020, the OP drew additional borrowings on the Revolving Credit Facility in the aggregate amount of $25,000.

On May 5, 2020, the Company gave notice that it was exercising the first of two six-month extension options available under the terms of the 2020 Unsecured Term Loan Agreement (see Note 9), effective as of August 2, 2020, and extending the maturity date of the loan to February 2, 2021, subject to certain customary conditions and in exchange for the payment of a 0.05% fee payable on August 2, 2020.

Subsequent to March 31, 2020, the Company paid $13,160 in distributions. At its May 7, 2020 meeting, the Board of Directors undertook a full review of the Company’s rent collection results for April, preliminary collection results for May, the outlook for collections in future months, and the Company’s overall liquidity position. Given the economic uncertainty and rapidly evolving circumstances related to the COVID-19 pandemic (discussed below) and current tenant rent relief requests, to preserve cash and strengthen the Company’s liquidity position, the Board of Directors determined that it would temporarily suspend the Company’s monthly distribution. The previously announced distribution of $0.44 per common share and OP Unit for the month of April 2020 will be paid on May 15, 2020. The Board of Directors will re-evaluate whether or not to reinstate a distribution at its August 2020 meeting.

On May 7, 2020, the Board of Directors determined the share value for the Corporation’s common stock to be $82.00 per share for the period May 1, 2020 through July 31, 2020. However, as previously disclosed, on January 10, 2020, the Company suspended its private offering of shares of its common stock until further notice.

Through May 7, 2020, the Company sold three properties with an aggregate carrying value of approximately $8,994 for total proceeds of $10,538. The Company incurred additional expenses related to the sales of approximately $489, resulting in a gain on sale of real estate of approximately $1,055.

COVID-19 Pandemic

Since its discovery in December 2019, a novel strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout most countries of the world, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the United States Secretary of Health and Human Services has declared a public health emergency in the United States. In response to the COVID-19 pandemic, many local, state and federal governments have instituted “stay at home” or “shelter in place” rules and restrictions on the types of businesses that may continue to operate, which resulted in closure of many businesses deemed to be non-essential. Many of the Company’s tenants, in particular those who operate in the retail and restaurant industries, depend on in-person interactions with customers to generate unit-level profitability, and have been negatively impacted by the pandemic, as have businesses who supply products and services to these industries. As a result, in March and subsequent to the end of the quarter, the Company received rent relief requests from 68 tenants representing approximately 36.3% of annualized contractual revenues. The Company is in various stages of discussion with these tenants and currently expects to grant relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The full extent of the impact of the COVID-19 pandemic on the Company’s financial condition, results of operations, income, expenses, and ability to pay distributions cannot be determined at this time and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. For further discussion of the COVID-19 outbreak, refer to Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Quarterly Report on Form 10-Q, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company (the “OP”), which we refer to as the or our “OP,” and to their respective subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views regarding our business, financial performance, growth prospects and strategies, market opportunities, and market trends, that are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. All of the forward-looking statements included in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance, and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from such forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	Single-tenant leases involve significant risks of tenant default and tenant vacancies;
•	We have limited opportunities to increase rents under our long-term leases with tenants;
•	We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, as a result of competition or other factors;
•	We may not be able to effectively manage our growth;
•	The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us;
•	We may not be able to generate cash flows sufficient to pay our dividends or meet our debt service obligations;
•	Market conditions could adversely affect our ability to refinance existing indebtedness on acceptable terms or at all;
•	We are a holding company with no direct operations and rely on funds received from the OP to pay liabilities;
•

There are risks related to our recent Internalization, including our ability to effectively manage the Internalization and the outcome of any legal proceedings relating to the Internalization, and the risk that we may not realize the anticipated benefits from the Internalization or that such benefits are less than anticipated as a result of unexpected costs or liabilities that may arise from the Internalization;

•	Epidemics, pandemics, and other public health crises, including the ongoing COVID-19 pandemic;
•

Changing general business and economic conditions could impact us and our tenants, including those arising from natural disasters, acts of terrorism or war, as well as the recent coronavirus pandemic, fluctuating interest rates, and volatility and uncertainty in the credit markets and broader financial markets; and

•	Failure to qualify as a REIT for U.S. federal income tax purposes would materially and adversely affect us and the value of our stock.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results, performance, and achievements will differ materially from the expectations expressed in or referenced by this Quarterly Report on Form 10-Q will increase with the passage of time. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law. Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K, as filed with the SEC on February 27, 2020 and in Part II, Item 1A. “Risk Factors” of this Form 10-Q.

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this Quarterly Report on Form 10-Q as described below:

•

“annualized base rent” or “ABR” means the cash rent due for the last month of the reporting period, adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the month, and annualized;

•

“cash capitalization rate” represents the estimated first year cash yield to be generated on a real estate investment property, and was calculated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property;

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

•

“occupancy” or a specified percentage of our portfolio that is “occupied” means the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of a specified date; and

•

“Revolving Credit Facility” means our $600 million senior unsecured revolving credit facility, dated June 23, 2017 with Manufacturers and Traders Trust Company and the other lenders party thereto, as amended from time to time.

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types, and as of March 31, 2020, our portfolio has grown to 635 properties in 41 U.S. states and one property in Canada, with an aggregate gross asset value of $4.0 billion.

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

-

Diversified Portfolio. As of March 31, 2020, our portfolio comprised approximately 27.4 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry:

o

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

o	Geographic Diversity: Our properties are located in 41 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.3% of our ABR.
o

Tenant and Industry Diversity: Our properties are occupied by approximately 181 different commercial tenants who operate 167 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 2.9% of our ABR.

-

Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2020, our portfolio was approximately 99.6% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 11.3 years, excluding renewal options.

-	Standard Contractual Base Rent Escalation. Approximately 98.4% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
-

Extensive Tenant Financial Reporting. Approximately 87.6% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 4.5% of our ABR is received from tenants that are public companies, and required to file financial statements with the SEC, although they are not required to provide us with specified financial information under the terms of our lease.

Recent Developments — COVID-19 Pandemic

The rapidly evolving circumstances related to the COVID-19 pandemic have resulted in deep economic uncertainty and far-reaching impacts on almost every business and industry in the country. In response to the COVID-19 pandemic, many countries and U.S. states, including the areas in which we operate, have adopted certain measures to mitigate the ongoing public health crises. Such measures include “shelter in place” or “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate in many countries and U.S. states. The COVID-19 pandemic has negatively impacted nearly every industry directly or indirectly.

The COVID-19 pandemic did not have a material impact on our results of operations and liquidity and capital resources as of and for the three months ended March 31, 2020. While we are still in the early stages of navigating the actual and potential impacts the pandemic will have on our tenants and our business, the sections below summarize developments subsequent to quarter-end and management’s view of the potential impacts the COVID-19 pandemic may have on our future results of operations, liquidity and capital resources, and other various company-specific matters. For more discussion on the COVID-19 outbreak, see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Impact to Results of Operations

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that typically impact our results of operations and financial condition, which may be exacerbated by the COVID-19 pandemic, include rental rates, property dispositions, lease renewals and occupancy, acquisition volume, net lease terms, interest expense, general and administrative expenses, tenant bankruptcies, and impairments.

Rental Rates

Our financial results depend on our ability to timely collect contractual rents due under our long-term net leases. We collected approximately 98% of rents due as of March 31, 2020; however, the COVID-19 pandemic’s impact on us has primarily manifested through tenant requests for rent relief, which we started to receive in late March 2020. Based on industry and property type and ABR as of March 31, 2020, the following represents the scope of rent relief requests we have received through April 30, 2020:

	Rent Relief Request as of April 30, 2020				Portfolio Diversification as of March 31, 2020
Tenant Industry	# Properties	ABR ($000s)	% of Portfolio ABR	% of Property Type ABR	# Properties	ABR ($000s)	% of Portfolio ABR
Restaurants	186	$34,357	11.8%	74.1%	246	$46,337	15.9%
Auto Parts & Equipment	25	9,555	3.3%	94.6%	31	10,103	3.5%
Specialized Consumer Services	36	9,077	3.1%	97.4%	37	9,318	3.2%
Healthcare Facilities	29	8,072	2.8%	17.9%	96	45,203	15.6%
Home Furnishings	2	5,185	1.8%	100.0%	2	5,185	1.8%
Home Furnishings Retail	9	3,910	1.3%	32.1%	19	12,195	4.2%
Movies & Entertainment	1	3,125	1.1%	100.0%	1	3,125	1.1%
Personal Products	2	2,899	1.0%	100.0%	2	2,899	1.0%
Air Freight & Logistics	1	2,744	0.9%	42.9%	3	6,400	2.2%
Industrial Machinery	6	2,675	0.9%	49.1%	15	5,454	1.9%
Specialty Stores	1	2,557	0.9%	41.8%	15	6,114	2.1%
Distillers & Vintners	1	2,344	0.8%	100.0%	1	2,344	0.8%
Internet & Direct Marketing Retail	1	2,280	0.8%	49.9%	2	4,564	1.6%
Construction Machinery & Heavy Truck	1	1,972	0.7%	100.0%	1	1,972	0.7%
Food Retail	1	1,860	0.6%	100.0%	1	1,860	0.6%
Footwear	1	1,761	0.6%	100.0%	1	1,761	0.6%
Automotive Retail	6	1,717	0.6%	87.4%	8	1,964	0.7%
Data Processing & Outsourced Services	1	1,580	0.5%	100.0%	1	1,580	0.5%
Marine	1	1,571	0.5%	100.0%	1	1,571	0.5%
Life Sciences Tools & Services	3	1,449	0.5%	36.5%	5	3,973	1.4%
Automobile Manufacturers	1	1,104	0.4%	100.0%	1	1,104	0.4%
Healthcare Services	1	1,058	0.4%	13.0%	16	8,143	2.8%
Food Distributors	1	1,031	0.4%	8.1%	7	12,670	4.4%
Paper Packaging	1	793	0.3%	20.1%	3	3,948	1.4%
Commodity Chemicals	3	783	0.3%	56.3%	4	1,392	0.5%
Miscellaneous	—	—	—	—	117	89,367	30.6%
Total	321	$105,459	36.3%	N/A	636	$290,546	100.0%

	Rent Relief Request as of April 30, 2020				Portfolio Diversification as of March 31. 2020
Property Type	# Properties	ABR ($000s)	% of Portfolio ABR	% of Property Type ABR	# Properties	ABR ($000s)	% of Portfolio ABR
Industrial	45	$43,587	15.0%	34.5%	113	$126,477	43.5%
Healthcare	33	10,579	3.7%	18.5%	122	57,115	19.7%
Restaurant	186	34,357	11.8%	75.2%	245	45,673	15.7%
Office	3	4,705	1.6%	16.5%	17	28,491	9.8%
Retail	53	10,371	3.6%	37.2%	128	27,855	9.6%
Other	1	1,860	0.6%	37.7%	11	4,935	1.7%
Total	321	$105,459	36.3%	N/A	636	$290,546	100.0%

Although the requests range in scope, the most common request is for a full or partial rent deferment for three months, with repayment over a six- to 12-month period following the reinstatement of regular rent payments. In certain cases, we are also negotiating for lease extensions or the early exercise of a tenant renewal option in addition to the repayment of the deferred rent. We have not agreed to any rent forgiveness or permanent abatement and are only negotiating rent deferrals. There are several tenants that have requested rent relief that we believe are well positioned to continue making rent payments during this period. Many of those tenants have strong balance sheets and liquidity positions, have applied for or received Paycheck Protection Program loan funding under the CARES Act, or are designated as essential and can continue to operate despite restrictions on other businesses. At this point, we have declined to agree to any rent relief in those circumstances and are seeking to collect the full amount of rent that is due but cannot provide any assurances regarding the ultimate outcome of our ongoing discussions.

Despite the extent of requests, we have collected 87.8% of rents due for April 2020, and through May 6, 2020, have collected 77.5% of rents due for May 2020. The duration of the COVID-19 pandemic and our tenants’ ability to return to business after governmental restrictions are lifted will have a significant impact on our ability to continue to collect rents.

In circumstances where we agree to a rent deferral that is repaid over a period of time, and where the terms of the lease and amounts paid under the lease are substantially the same, we will continue to recognize the same amount of GAAP lease revenue each period to the extent the amounts are probable of collection. The amounts we agree to defer will impact our cash flows from operations, and may impact the amount of AFFO we recognize each period. Refer to Impact to Liquidity and Capital Resources below for further discussion.

Property Dispositions

From time to time, we will strategically dispose of properties, primarily where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives. The resulting gains or losses on dispositions may materially impact our operating results, and the recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale. As a result of the COVID-19 pandemic, we have seen a significant slowdown in real estate transactions. We were able to dispose of certain properties at the end of the first quarter and early in the second quarter that were already under contract and substantially along in the disposition process, and used the proceeds to bolster our liquidity position. In the short term, however, the slowdown in market activity may inhibit our ability to dispose of properties we have identified for disposition, including those that experience significant credit deterioration as a result of the COVID-19 pandemic, and the price at which we are able to sell the properties may be impacted. Management believes the market slowdowns are temporary, and will dispose of properties as opportunities become available.

Lease Renewals and Occupancy

As of March 31, 2020, the ABR weighted average remaining term of our leases was approximately 11.3 years, excluding renewal options. As of March 31, 2020, approximately 8.5% of our leases (based on ABR) will expire prior to January 1, 2025. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our occupancy rates have remained strong subsequent to quarter-end, standing at 99.5% based on rentable square footage as of April 30, 2020, and we continue to monitor the impact the COVID-19 pandemic has on our tenants.

Acquisition Volume

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property acquisitions. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our acquisition volume also depends on our ability to access third-party debt and equity financing to fund our capital needs. The COVID-19 pandemic has caused a slowdown in acquisition volume, and we have strategically redeployed our acquisitions team to assist with the influx of requests for rent relief, including performing credit analysis and negotiating deferments with tenants. During these uncertain times we are focused on preserving shareholder value. We will continue to monitor the pandemic’s impact to capitalization rates, interest rates, and access and cost of equity and debt capital, and return to our focus on growth through acquisitions and execution on our de-leveraging initiatives when it is prudent to do so.

Net Lease Terms

Substantially all of our leases are net leases pursuant to which our tenant generally is obligated to pay all expenses associated with the leased property including real estate taxes, insurance, maintenance, repairs, and capital costs. A limited number of leases require us to pay some or all of the property expenses such as the cost of environmental liabilities, roof and structure repairs, real estate taxes, insurance, or certain non-structural repairs and maintenance. An increase in the number of leases in which we are responsible for some or all of these expenses could negatively influence our operating results. Additionally, we seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types, while less relevant to our other property types, such as healthcare and industrial. As of March 31, 2020, master leases contributed approximately 36.3% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.1% of our restaurant property ABR (164 of our 245 restaurant properties), and 68.0% of our retail property ABR (85 of our 128 retail properties).

As we review requests for rent relief and consider granting limited deferments, we are focused on ensuring our contractual rights under the leases are preserved, and are evaluating opportunities to create value by negotiating enhanced financial reporting under the leases and the possibility for lease extensions or early lease renewals. The COVID-19 pandemic, however, presents certain risks of modifications to our lease terms, including certain rights we have under master leases and the risk of tenants’ failure to meet their lease obligations, including the risk that the prolonged exposure forces tenants into bankruptcy.

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

We have seen a decrease in interest rates as the U.S. federal government attempts to combat the economic impacts of the COVID-19 pandemic, which we have been able to take advantage of on approximately $653.3 million of floating rate borrowings as of March 31, 2020. Our floating rate borrowings bear interest at variable rates equal to LIBOR plus a margin based on our credit rating. The one-month LIBOR rate decreased from 1.76% at December 31, 2019, to 0.99% at March 31, 2020. Additionally, as of April 30, 2020, the one-month LIBOR rate was 0.33%. Simultaneously, restrictions in credit markets have resulted in an increase in borrowing spreads across the debt capital markets. Approximately $240 million of our borrowings under our 2020 Unsecured Term Loan have a maturity within one year. On May 5, 2020, we gave notice that we were exercising the first of two available extension options effective upon the original maturity date of the debt in August 2020, subject to our being in compliance with the debt covenants and customary representations and warranties, and payment of a fee equal to 0.05% of the outstanding principal balance at that time. Accordingly, we do not expect the increase in borrowing spreads to have a material impact to us at this time.

In response to the COVID-19 pandemic, and discussed further below in Impact to Liquidity and Capital Resources, we have bolstered our liquidity profile and cash on hand position, with approximately $95.2 million in cash and cash equivalents and restricted 1031 funds at March 31, 2020. We have typically used a portion of these funds, in addition to cash generated by operating activities, to pay down our Revolving Credit Facility balances. Accordingly, the increased cash position and corresponding leverage balances will result in increased interest expense. We are committed to an investment grade balance sheet, and plan to deleverage once the capital markets have improved.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation and related costs, third party legal, accounting, and consulting costs, travel and entertainment, and general office expenses. We transitioned to a work from home policy effective on March 16, 2020, successfully migrating approximately 71 employees out of the office. Given our limited headcount, we have not incurred a material amount of cash outlays on information technology or infrastructure to facilitate our newly remote workforce, and do not believe we will incur significant costs in the future. We expect a significant decrease in travel and entertainment expenses, as social distancing guidelines and restrictions have limited corporate travel. These benefits, however, may be outweighed by incremental third party legal, accounting, and consulting costs as we navigate the impacts of the COVID-19 pandemic.

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

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized. As of March 31, 2020, we have not identified any impairment triggering events as a result of the COVID-19 pandemic, including tenant requests for rent relief, but we have yet to see the long-term effects of the pandemic and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the COVID-19 pandemic, or changes in our long-term hold strategies, could be indicative of an impairment triggering event.

Impact to Liquidity and Capital Resources

We have taken proactive measures to bolster our liquidity profile, including borrowing an additional $75 million on our Revolving Credit Facility at quarter end, $25 million of which was funded subsequent to quarter end, strategically reverting approximately $35 million of 1031 proceeds originally planned to be reinvested in replacement properties, and holding onto cash generated from rentals that otherwise would have been used to pay down our Revolving Credit Facility. As of March 31, 2020, we had approximately $95.2 million in cash and cash equivalents and restricted 1031 cash not yet reverted to our operating account, excluding the additional $25 million Revolving Credit Facility borrowing funded on April 2, 2020. Given the economic uncertainty and rapidly evolving circumstances related to the COVID-19 pandemic and current tenant requests for rent relief, we intend to evaluate all options for preserving cash and strengthening our liquidity position. As discussed below, at its May 7, 2020 meeting, our board of directors determined that we would temporarily suspend our monthly distribution. The board of directors will re-evaluate whether to reinstate the dividend at its August 2020 meeting. We intend to maintain REIT status, and to make a special distribution in 2020 in order to maintain REIT status if it becomes necessary to do so.

Under the terms of our credit agreements, we must maintain ratios of total indebtedness to total market value, and total unsecured indebtedness to total unencumbered eligible property value (together, “leverage covenant ratios”), of less than 60%, measured as of each quarter end. At March 31, 2020, we believe we were in compliance with all required covenants. In addition to our cash on hand, we also have $246.7 million of available capacity under our Revolving Credit Facility, and $100 million of available capacity in the form of an accordion feature on our 2026 Unsecured Term Loan. Taking into consideration our leverage covenant ratios, however, as of March 31, 2020 we had $50.7 million of available borrowing capacity under our covenants, excluding the $25 million revolver draw subsequent to quarter end. We believe the cash on-hand, available capacity on our credit facilities, including the restrictions imposed by our covenant ratios, and our ability to manage distributions provide us with the ability to meet all current obligations, including maintaining our REIT status, for at least the next four quarters prior to collecting another dollar of rent.

In addition to these factors, the total market value and total unencumbered eligible property value included in our leverage covenant ratios are computed in part based on a computation of portfolio net operating income, which takes into consideration contractual rents with exclusions for certain aged delinquencies and tenant defaults, divided by a stated market capitalization rate. Management believes we were in compliance with our covenants as of March 31, 2020, and we believe it is probable we will continue to be in compliance. However, the COVID-19 pandemic’s impact to tenants is not yet known, and could result in significantly aged delinquencies and tenant defaults, which have a direct impact to our leverage covenant ratios. Accordingly, there are no assurances that we will continue to comply with our covenants. See further discussion concerning our liquidity in Liquidity and Capital Resources below.

Other Considerations

Internal Controls over Financial Reporting and Disclosure Controls

We have taken proactive steps to maintain an appropriate internal control environment while migrating our workforce to a work from home dynamic. Our access to technology and online communications has required minimal changes to controls, none of which we deem material. We believe our existing disclosure controls are appropriate to address the reporting complexities presented by the COVID-19 pandemic.

Recent Developments — Internalization

In order to benefit from increasing economies of scale as we continue to grow, our board of directors made the decision to internalize our management structure, which was completed on February 7, 2020. In connection with the Internalization, we terminated our management agreements with BRE, entered into employment agreements with each of our named executive officers, and began directly employing 71 former employees of BRE. Our historical results of operations through February 7, 2020, include the payment of management fees that we will no longer pay following the Internalization and do not include the direct compensation expense associated with our 71 employees, or certain professional fees, consulting, portfolio servicing costs, and other general and administrative expenses not previously incurred based upon our externally managed structure. Additional details of the Internalization include the following:

•

As consideration in the Internalization, we issued 780,893 shares of our common stock, and the OP issued 1,319,513 OP Units and we and the OP paid $31.0 million in cash, for aggregate consideration of approximately $209.5 million, and the OP assumed approximately $90.5 million of debt. Concurrent with the closing, we refinanced $60 million of the assumed debt with a new loan that is guaranteed by Amy L. Tait, our founder and Chairman, and certain members of her family (“Founding Owners”), and repaid the remaining $30.5 million using borrowings from our Revolving Credit Facility.

•

In addition to the consideration paid immediately following the Mergers, the Merger Agreement provides that additional “earnout” consideration of up to an aggregate of up to $75 million (payable in four tranches of $10 million, $15 million, $25 million, and $25 million) will be due and payable to the former owners of BRE if certain milestones related to either (a) the 40-day dollar volume-weighted average price of our common stock on the principal exchange or securities market (or over-the-counter market) on which our common stock are then traded, following the completion of an IPO, or (b) our adjusted funds from operations per share, prior to the completion of an IPO, are achieved during specified periods of time following the completion of the Internalization. Should all earnout milestones be met, an additional 272,250 shares of common stock and 464,820 OP Units would be issued. The earnout liability has an estimated fair value of $40.1 million at the time of the Internalization.

•	We entered into a registration rights agreement with our founding owners and Trident BRE, LLC and its affiliates, and the Founding Owners’ Tax Protection Agreement.

Results of Operations

Overview

As of March 31, 2020, our real estate investment portfolio had a gross asset value of approximately $4.0 billion, consisting of investments in 635 commercial real estate properties with locations in 41 states and one real estate property located in British Columbia, Canada, and leased to tenants in various industries. All but five of our properties were subject to a lease as of March 31, 2020.

Our historical results of operations for the three months ended March 31, 2020 and March 31, 2019, discussed below, include the payment of asset and property management fees that we will no longer pay following the Internalization, and do not include the expected full impact of direct compensation expense associated with 71 employees employed by us following the Internalization or incremental general and administrative expenses.

Lease Revenues, net

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Contractual rental amounts billed for operating leases and straight-line rent adjustments	$74,493	$63,590	$10,903	17.1%
Percentage rent income	3	—	3	>100%
Adjustment to revenue recognized for uncollectible rental amounts billed	(1,033)	(440)	(593)	(>100)%
Operating expenses billed to/reimbursed from tenants	3,732	4,275	(543)	(12.7)%
Other income from real estate transactions	49	—	49	>100%
Total lease revenues from operating leases	77,244	67,425	9,819	14.6%
Earned income from direct financing leases	987	1,005	(18)	(1.8)%
Total Lease revenues, net	$78,231	$68,430	$9,801	14.3%

The increase in Lease revenues, net for the three months ended March 31, 2020, was primarily attributable to the growth in our real estate portfolio, which was achieved through accretive property acquisitions during 2019, weighted towards the second half of the year, and continued strong portfolio operating performance. In 2019, we significantly increased the size of our portfolio, adding 74 new properties at a price of approximately $1.0 billion, excluding capitalized acquisition costs. During the three months ended March 31, 2020, we experienced approximately 98% rent collection and 99.5% occupancy (based on rentable square footage). As of March 31, 2020, the ABR weighted average annual rent increases on our properties was 2.1%.

Operating Expenses

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Operating expenses
Depreciation and amortization	$31,219	$24,310	$6,909	28.4%
Asset management fees	2,461	5,120	(2,659)	(51.9)%
Property management fees	1,275	1,885	(610)	(32.4)%
Property and operating expense	4,115	4,390	(275)	(6.3)%
General and administrative	5,842	1,103	4,739	>100%
Provision for impairment of investment in rental properties	2,133	1,017	1,116	>100%
Total operating expenses	$47,045	$37,825	$9,220	24.4%

Depreciation and amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2020, is primarily due to the growth in our real estate portfolio.

Asset management fees and Property management fees

Prior to the Internalization on February 7, 2020, we paid our third-party manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the determined share value established by our board of directors (“Determined Share Value”). Additionally, we paid our third-party manager a monthly fee equal to 3% of gross rentals collected from our real estate portfolio as compensation for its property management services. Upon completion of the Internalization, the agreements with the third-party manager were terminated, resulting in a decrease in these expenses as compared to the prior year period. Our management fees were replaced by compensation and related costs associated with an internalized management structure, and corresponding general and administrative expenses.

General and administrative

The increase in general and administrative expenses mainly reflects the impact of the Internalization, and our employment of approximately 71 employees. At such time, our asset and property management fees were replaced with compensation and related expenses, which totaled $2.8 million during the three months ended March 31, 2020, along with associated general and administrative expenses. During the three months ended March 31, 2020, we also incurred $0.9 million in incremental legal fees associated with general corporate matters that were not incurred in the comparable prior period.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2020, we recognized $2.1 million of impairment on our investments in rental properties. We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If and when such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Other income (expenses)
Interest income	$9	$1	$8	>100%
Interest expense	(20,991)	(15,828)	5,163	32.6%
Cost of debt extinguishment	(22)	(713)	(691)	(96.9)%
Gain on sale of real estate	7,619	1,400	6,219	>100%
Income taxes	(549)	(443)	106	23.9%
Internalization expenses	(1,205)	—	1,205	>100%
Change in fair value of earnout liability	(4,177)	—	4,177	>100%
Other losses	(22)	—	22	>100%

Interest expense

The increased interest expense during the three months ended March 31, 2020, resulted primarily from an increase in average outstanding borrowings as compared to the three months ended March 31, 2019, due mainly to the incurrence of indebtedness associated with a significant acquisition in the third quarter of 2019, and incremental borrowings associated with the Internalization, partially offset by a 61 basis point decrease in our weighted average cost of debt, inclusive of our interest rate swaps. We were able to take advantage of the decreasing interest rates since March 31, 2019, as our percentage of floating-rate debt increased concurrently with our funding of the aforementioned acquisition. We also amended our 2024 Unsecured Term Loan in July 2019 to reduce the applicable margin from 1.90% to 1.25%.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2020, we recognized gains of $7.6 million on the sale of 10 properties, compared to gains of $1.4 million on the sale of four properties during the three months ended March 31, 2019.

Internalization expenses

During the three months ended March 31, 2020, we incurred $1.2 million of third-party fees and consulting expenses associated with the Internalization that closed on February 7, 2020. We expect incremental internalization expenses in the future to be limited to third party legal and accounting fees related to residual work in connection with the transaction.

Change in fair value of earnout liability

As part of the Internalization we may be required to pay additional earnout consideration if certain milestones are achieved during the Earnout Periods. We record the fair value of this contingent consideration as an Earnout liability in the Condensed Consolidated Balance Sheets, and update the fair value at the end of each reporting period. We estimate the fair value of the earnout liability by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis to estimate fair value. These estimates require the Company to make various assumptions about future share prices, timing of an IPO, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy.

Upon closing of the Internalization, we recorded an earnout liability of $40.1 million through our preliminary purchase price allocation, which increased to $44.3 million as of March 31, 2020. The increase in fair value between February 7, 2020 and March 31, 2020 is primarily a result of an increase in the peer stock price volatility assumption used, as detailed in Note 2 to the Condensed Consolidated Financial Statements above, a direct result of changes in economic circumstances impacting global equity markets.

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

	For the three months ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2020	2019	$	%
Net income	$11,848	$15,022	$(3,174)	(21.1)%
Net earnings per diluted share	0.41	0.62	(0.21)	(33.9)%
FFO	37,572	38,949	(1,377)	(3.5)%
FFO per diluted share	1.29	1.62	(0.33)	(20.4)%
AFFO	41,068	34,169	6,899	20.2%
AFFO per diluted share	1.41	1.42	(0.01)	(0.7)%
Diluted WASO(a)	29,053	24,072	4,981	20.7%
(a)	Weighted average number of shares of our common stock and OP Units outstanding (“WASO”), computed in accordance with GAAP.

Net income

For the three months ended March 31, 2020, compared to the three months ended March 31, 2019, net income decreased primarily due to a $6.9 million increase in depreciation and amortization expense associated with a larger real estate portfolio, a $5.2 million increase in interest expense associated with incremental borrowings used to partially fund our real estate acquisitions and the Internalization, a $4.2 million increase in the fair value of our earnout liability, $1.2 million in internalization expenses incurred in 2020, and a $1.1 million increase in provisions for impairment. These factors were partially offset by revenue growth of $9.8 million, combined with a $6.2 million increase in gains on sale of real estate.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons. These fluctuations, combined with increased general and administrative expenses and the increase in our weighted average shares outstanding, contributed to the $0.21 decrease in net earnings per diluted share for the three months ended March 31, 2020.

AFFO

The increase in AFFO during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily driven by revenue growth, which resulted from rent escalations associated with our same property portfolio, accretive acquisitions and strong portfolio operating performance, as well as a $3.3 million decrease in asset and property management fees as a result of terminating the associated agreements in connection with the Internalization. These factors were partially offset by a $4.7 million increase in general and administrative expense related to incremental compensation and related costs associated with an internalized management structure, and a $5.2 million increase in interest expense associated with incremental borrowings.

The $0.01 decrease in AFFO per diluted share was primarily due to the short-term dilution caused by the immediate increase in BNL’s weighted average shares outstanding resulting from the consideration paid in conjunction with the Internalization. Upon consummation of the transaction in February, BNL began recognizing cash flow and AFFO benefits due to the immediate cost savings achieved by operating the REIT with an internalized management structure, as compared to the recurring management fees and transaction-based fees incurred under its previous externally-managed structure. Although the full dilutive effect of shares outstanding was recognized at the time of the transaction, we expect the continued cost savings to be substantial and to translate into accretive results on a per share basis over time as the cash flow and AFFO benefits are recognized. Further, we expect this accretion will continue to increase as we grow our portfolio and recognize economies of scale.

Reconciliation of Non-GAAP Measures

The following is a reconciliation of net income to FFO and AFFO, which are non-GAAP financial measures. Also presented are the diluted WASO and per diluted share amounts:

	For the three months ended
(in thousands, except per share data)	March 31,
	2020	2019
Net income	$11,848	$15,022
Real property depreciation and amortization	31,210	24,310
Gain on sale of real estate	(7,619)	(1,400)
Provision for impairment on investment in rental properties	2,133	1,017
FFO	$37,572	$38,949
Capital improvements / reserves	—	(49)
Straight-line rent adjustment	(1,612)	(5,143)
Adjustment to provision for credit losses	(17)	—
Cost of debt extinguishment	22	713
Amortization of debt issuance costs	888	553
Amortization of net mortgage premiums	(35)	(35)
Gain on interest rate swaps and other non-cash interest expense	(42)	(81)
Amortization of lease intangibles	(1,138)	(738)
Internalization expenses	1,205	—
Severance	26	—
Change in fair value of earnout liability	4,177	—
Other losses	22	—
AFFO	$41,068	$34,169

Diluted WASO	29,053	24,072

Net earnings per share, basic and diluted	$0.41	$0.62
FFO per diluted share	1.29	1.62
AFFO per diluted share	1.41	1.42

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating of Baa3 from Moody’s Investors Service (“Moody’s”). As of March 31, 2020, our leverage ratio was 45.7% of the approximate market value of our assets, compared to 45.8% as of December 31, 2019.

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gain, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and the acquisition of additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to pay distributions. Since our portfolio has a strong occupancy level and substantially all of our leases are net leases, we do not currently anticipate making significant capital expenditures or incurring other significant property costs. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances, net cash provided by operating activities, and borrowing under our Revolving Credit Facility. Additionally, our $240 million 2020 Unsecured Term Loan matures in August 2020, at which time we have the option to extend the loan twice, each for a period of six months, subject to our being in compliance with the debt covenants and customary representations and warranties, and payment of a fee equal to 0.05% of the outstanding principal balance at the time of extension. On May 5, 2020, we gave notice that we were exercising the first six-month option, effective August 2, 2020. Refer to Recent Developments – COVID-19 Pandemic for additional discussion regarding the pandemic’s impact to our liquidity profile.

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

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not currently a strategic focus of the active management of our leverage profile. Rather, we enter into mortgages and notes payable as ancillary business transactions on an as-needed basis, most often as the result of lease assumption transactions. Our fiscal strength has enabled us to build a portfolio that is approximately 95% unencumbered on a gross assets basis, with 629 unencumbered properties and approximately $110.8 million of mortgage debt on the remaining properties. Refer to Recent Developments – COVID-19 Pandemic for additional discussion regarding the pandemic’s impact to our liquidity profile.

Equity Capital Resources

Equity capital for our real estate acquisition activity has historically been provided from the proceeds of our private offering, including distributions reinvested through our DRIP. We suspended our private offering on January 10, 2020, in connection with our confidential submission of a draft registration statement on Form S-11 with the SEC relating to a proposed IPO. Accordingly, we did not raise any equity through our private offering during the first quarter. During the three months ended March 31, 2020, we raised approximately $5.9 million in equity capital through our DRIP. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for further information. We announced on January 10, 2020 that we were terminating DRIP, effective February 10, 2020.

Credit Rating

We achieved our current investment grade credit rating of Baa3 based on our conservative leverage profile, diversified real estate investment portfolio, access to capital, and earnings stability provided by the creditworthiness of our tenants. Factors that could negatively impact our credit rating include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, weakening of our corporate governance structure, and a significant decline in our real estate portfolio diversification or the creditworthiness of our tenants. Factors that could positively impact our credit rating include, but are not limited to, continued growth in the portfolio, improvement in our leverage profile, lengthening of our debt maturity profile, and our Internalization. We have aligned our strategic growth priorities with these factors, as we believe the favorable debt pricing and access to multiple sources of debt capital resulting from our investment grade credit rating, provides us with an advantageous cost of capital and risk-adjusted return on investment for our stockholders.

Existing Credit Facilities

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes as of March 31, 2020.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
2020 Unsecured Term Loan	$240,000	one-month LIBOR + 1.25%	Aug. 2020
Unsecured Revolving Credit and Term Loan Agreement
Revolving Credit Facility	353,300	one-month LIBOR + 1.20%	Jan. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.25%	Jun. 2024
	808,300
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.25%	Feb. 2022
2026 Unsecured Term Loan	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total	2,033,300
Debt issuance costs, net	(7,413)
	$2,025,887

2020 Unsecured Term Loan

The 2020 Unsecured Term loan has an initial maturity date of August 2020. Borrowings under the 2020 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of March 31, 2020. The 2020 Unsecured Term Loan allows for two six-month extensions, at our option, subject to our being in compliance with the debt covenants and customary representations and warranties, and payment of a fee equal to 0.05% of the outstanding principal balance at the time of extension. On May 5, 2020, we gave notice that we were exercising the first of these options, effective as of August 2, 2020.

Revolving Credit Facility

The Revolving Credit Facility has a maximum availability of $600 million, and includes a $35 million sublimit for swingline loans and $20 million available for issuance of letters of credit. The Revolving Credit Facility has an initial maturity date of January 2022 and provides for one five-month extension, at our election, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. The Revolving Credit Facility contains an applicable facility fee ranging between 0.125% and 0.30% per annum, based on our credit rating. Based on our current credit rating of Baa3, the facility fee is 0.25% per annum as of March 31, 2020.

Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.825% and 1.55% per annum. Based on our current credit rating, the applicable margin is 1.20% as of March 31, 2020.

2023 Unsecured Term Loan

The 2023 Unsecured Term loan has an initial maturity date of January 2023. Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.90% and 1.75% per annum. Based on our current credit rating, the applicable margin is 1.35% as of March 31, 2020.

2024 Unsecured Term Loan

The 2024 Unsecured Term Loan has an initial maturity date of June 2024. Borrowings under the 2024 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of March 31, 2020.

2022 Unsecured Term Loan

On February 7, 2020, we entered into a $60 million term loan agreement maturing in February 2022 with JP Morgan Chase Bank, N.A., as administrative agent. The 2022 Unsecured Term Loan was used to partially repay BRE debt that had been assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on our credit rating, ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of March 31, 2020.

2026 Unsecured Term Loan

The 2026 Unsecured Term Loan includes an accordion feature that provides for an increase in the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only on a monthly basis during the term of the loan, with the principal amount due in February 2026. Borrowings under the 2026 Unsecured Term loan bear interest equal to LIBOR plus a margin based on our credit rating ranging between 1.45% and 2.40% per annum. Based on our current credit rating, the applicable margin is 1.85% as of March 31, 2020.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities. The table below summarizes the applicable financial covenants, which are substantially the same across each of our debt facilities. As of March 31, 2020, we believe that we were in compliance with all of our covenants. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification. Refer to Recent Developments – COVID-19 Pandemic for additional discussion over the pandemic’s impact on our ability to satisfy our financial covenants.

Covenants	Required	Actual (as of March 31, 2020)
Leverage Ratio(a)	≤ 0.60 to 1.00	0.54
Secured Indebtedness Ratio(b)	≤ 0.40 to 1.00	0.03
Unencumbered Coverage Ratio(c)	≥ 1.75 to 1.00	3.54
Fixed Charge Coverage Ratio(d)	≥ 1.50 to 1.00	2.81
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value(e)	≤ 0.60 to 1.00	0.59
Dividends and Other Restricted Payments	Only applicable in case of default	Not Applicable
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

(b)	The secured indebtedness ratio is the ratio of secured indebtedness to total market value. Secured indebtedness represents outstanding mortgage borrowings.
(c)	The unencumbered coverage ratio is the ratio of net operating income for all eligible properties to unsecured interest expense for the most recent fiscal quarter.
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

Cash Flows

Cash and cash equivalents and restricted cash totaled $96.7 million and $13.2 million at March 31, 2020 and 2019, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$40,319	$31,639
Net cash provided by (used in) investing activities	4,474	(64,637)
Net cash provided by financing activities	31,608	27,169
Increase (decrease) in cash and cash equivalents and restricted cash	$76,401	$(5,829)

The increase in net cash provided by operating activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, was mainly due to growth in our real estate portfolio.

The change in net cash provided by investing activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, was mainly due to decreased acquisition volume and increased proceeds from the disposal of properties, offset by cash paid in connection with the Internalization.

The increase in net cash provided by financing activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, mainly reflects a net increase in borrowings (as discussed in Liquidity above), partially offset by a decrease in proceeds from the issuance of our common stock and increased distributions resulting from an increase in the number of shares of common stock outstanding.

Impact of Inflation

The leases in our portfolio are long-term in nature, with a current ABR weighted average remaining lease term of 11.3 years as of March 31, 2020. Our rental revenues may be impacted by inflation. Substantially all of our leases have contractual lease escalations, with an ABR weighted average of 2.1% as of March 31, 2020. Many of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. Leases that contributed approximately 16.0% of our ABR as of March 31, 2020, contained rent escalators based on increases in CPI and the associated increases in rental revenue may be limited during periods of low inflation. The impact of inflation on our property and operating expenses is limited since substantially all of our leases are net leases, and property-level expenses are generally paid by our tenants. To the extent we bear the cost of such expense, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay. Inflation and increased costs may also have an adverse impact to our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020, or December 31, 2019.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2020 (in thousands).

Year of Maturity	Term Loans(a)	Revolving Credit Facility(b)	Senior Notes	Mortgages and Notes Payable	Interest Expense(c)	Tenant Improvement Allowances(d)	Operating Leases	Total
Remainder of 2020	$—	$—	$—	$2,401	$58,412	$2,219	$534	$63,566
2021	240,000	—	—	18,006	72,049	—	711	330,766
2022	60,000	353,300	—	2,907	60,773	—	686	477,666
2023	265,000	—	—	8,332	53,562	—	505	327,399
2024	190,000	—	—	2,260	49,454	—	120	241,834
Thereafter	450,000	—	475,000	76,912	122,555	—	2,411	1,126,878
Total	$1,205,000	$353,300	$475,000	$110,818	$416,805	$2,219	$4,967	$2,568,109
(a)

Subsequent to quarter end, we gave notice that we were exercising the first of two six-month options to extend the maturity date of the 2020 Unsecured Term Loan, effective as of August 2, 2020, to February 2, 2021. Accordingly, we have included principal repayment of this loan in 2021.

(b)	We may extend the Revolving Credit Facility once, for a five-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(c)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2020. This amount includes the impact of interest rate swap agreements.
(d)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At March 31, 2020 and December 31, 2019, investment in rental property of $176.8 million and $178.7 million, respectively, was pledged as collateral against our mortgages and notes payable.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement with our founding owners in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of March 31, 2020, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this

Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2020, to the items that we disclosed as our critical accounting policies in our 2019 Annual report on Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Determined Share Value

Historically, we have sold shares of common stock in a private offering at a price equal to the Determined Share Value (“DSV”), which was established at least quarterly by the board of directors based on the net asset value (“NAV”) of our portfolio, input from management and third-party consultants, and such other factors as the board of directors may determine. The DSV was historically used for purchases, distribution reinvestment, and redemptions. On January 10, 2020, we suspended our private offering of our common stock until further notice and terminated our dividend reinvestment plan (“DRIP”) and share redemption program as of February 10, 2020.

At its May 7, 2020, meeting, our board of directors voted to set the DSV at $82.00 per share until July 31, 2020, compared to the prior DSV of $85 per share. The Company’s NAV calculation as of March 31, 2020 was consistently calculated using the Company’s established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of that date based upon, among other factors, the implied market price for each asset based upon our review of market capitalization rates. The Company did not adjust the values of its real estate assets to estimate any potential impact from the COVID-19 pandemic on its portfolio as of March 31, 2020.

The decline in the Company’s NAV during the first quarter was due to a decrease in the estimated value of the Company’s real estate investments (driven mainly by downward adjustments to fair value associated with properties leased to our largest tenant, who declared bankruptcy in March, and current quarter disposition activity), combined with a decline in market interest rates during the first quarter, which led to an increase in our estimated fair value of debt (and a corresponding decline in NAV). Additional information regarding our valuation policy and procedures, including significant assumptions used to value our real estate portfolio and corresponding sensitivity disclosures, and the determination of the DSV by the board of directors, is available in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, under the heading Determined Share Value.

Period	NAV as of	NAV per diluted share	Determined Share Value
May 1, 2020 - July 31, 2020	March 31, 2020	$82.46	$82.00
February 1, 2020 - April 30, 2020	December 31, 2019	$85.21	$85.00
November 1, 2019 - January 31, 2020	September 30, 2019	$84.12	$85.00

The adjustments made to NAV per diluted share in arriving at the Determined Share Value for the periods presented above account for the inherent imprecision in the valuation estimates.

The following table provides a breakdown of the major components of our estimated NAV and NAV per diluted share amounts (in thousands, except per share amounts):

(in thousands, except per share amounts) NAV as of:	March 31, 2020	December 31, 2019
Investment in rental property	$4,344,570	$4,427,567
Debt	(2,233,159)	(2,047,860)
Other assets and liabilities, net	355,113	(16,149)
NAV	$2,466,524	$2,363,558
Number of outstanding shares, including noncontrolling interests	29,912	27,738
NAV per diluted share	$82.46	$85.21

The following table details the implied market capitalization rates (shown on a weighted average basis) used to value the investment in rental property, by property type, as of March 31, 2020, and December 31, 2019, supporting the Determined Share Value in effect for the periods of May 1, 2020 through July 31, 2020, and February 1, 2020, through April 30, 2020, respectively:

Market capitalization rates, as of:	Industrial	Healthcare	Restaurant	Office	Retail	Other	Portfolio Total
March 31, 2020	6.75%	6.73%	6.09%	7.09%	8.02%	6.32%	6.76%
December 31, 2019	6.71%	6.75%	6.05%	7.09%	7.01%	6.40%	6.66%

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, an increase in the weighted average implied market capitalization rate used as of March 31, 2020, of 0.25% would result in a decrease in the fair value of our investment in rental property of 3.6%, and our NAV per diluted share would have been $77.27. Conversely, a decrease in the weighted average implied capitalization rate used as of March 31, 2020, of 0.25% would result in an increase in the fair value of our investment in rental property of 3.8%, and our NAV per diluted share would have been $88.05.

Additionally, the ongoing COVID-19 pandemic, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on our tenants’ operations and the value of our properties for an unknown period of time. Given the reliance on historical information when valuing a property and the number of unknown variables with respect to the COVID-19 pandemic at this time, the impact of the pandemic on a particular property will likely not be reflected in a property-level valuation for several calendar quarters. Additionally, when conducting property-level valuations, management and our third-party consultants and appraisers utilize available sales data, such as purchase price, from transactions involving comparable assets. Given the current economic downturn and significant reduction in real estate transactions, it is likely that we will be unable to obtain or utilize comparable sales data as part of our valuation process for several calendar quarters, which further impedes our ability to conduct accurate valuations. Accordingly, the current Determined Share Value does not accurately reflect the impact of the COVID-19 pandemic on the value of our shares as of the date of this filing. The board of directors will continue to utilize all available valuation information when setting the DSV in future periods as the impacts of the COVID-19 pandemic on real estate asset values continues to unfold.

Distributions and Distribution Reinvestment

At its May 7, 2020 meeting, our board of directors undertook a full review of our rent collection results for April, preliminary collection results for May, our outlook for collections in future months, and our overall liquidity position. Given the economic uncertainty and rapidly evolving circumstances related to the COVID-19 pandemic and current tenant rent relief requests, to preserve cash and strengthen our liquidity position, the board determined that it would temporarily suspend our monthly distribution. The previously announced distribution of $0.44 per common share and OP Unit for the month of April will remain payable on May 15, 2020. The board of directors will re-evaluate whether or not to reinstate a distribution at its August 2020 meeting. In connection with that re-evaluation, the board will consider the impact the COVID-19 pandemic has had on the Company’s results of operations through that time and, based upon the Company’s determination of its progress against its growth initiatives, will also evaluate the appropriate payout ratio and payment frequency for any future distributions. We intend to maintain BNL’s REIT status, and intend to make a special distribution in 2020 if it becomes necessary to do so based on the ultimate decisions with respect to future distributions.

We terminated our DRIP and share redemption program, effective February 10, 2020. Prior to its termination, pursuant to the terms of our DRIP, stockholders and OP Unit holders (other than us), could elect to have cash distributions reinvested in additional shares of our common stock. Shares of our common stock acquired through our DRIP have the same rights and are subject to the same restrictions on transferability as all other shares of our common stock.

The following table summarizes distributions paid in cash and pursuant to our DRIP for the three months ended March 31, 2020 (in thousands).

Month	Year	Cash Distribution - Common Stockholders	Cash Distribution - Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (a)	Distribution Paid Pursuant to DRIP on Membership Units (a)	Total Amount of Distribution
January	2020	$5,663	$632	$5,734	$133	$12,162
February	2020	11,472	764	—	—	12,236
March	2020	11,815	1,345	—	—	13,160
Total		$28,950	$2,741	$5,734	$133	$37,558
(a)	Distributions are paid in shares of common stock.

The following table summarizes our distributions paid, including the source of distributions and a comparison against FFO (in thousands). Refer to Net Income and Non-GAAP Measures (FFO and AFFO) below for further discussion of our FFO.

	For the three months ended
	March 31,
	2020	2019
Distributions:
Paid in cash	$31,824	$16,419
Reinvested in shares	5,734	14,533
Total Distributions	$37,558	$30,952
Source of Distributions:
Cash flow from operating activities	$37,558	$30,952
FFO	$37,572	$38,949

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt or by entering into interest rate swaps to convert certain variable-rate debt to a fixed rate. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 11 in our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.6 billion, as of March 31, 2020. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $85.4 million as of March 31, 2020.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $1.6 billion as of March 31, 2020, of which $909.9 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, interest expense would have increased by approximately $1.4 million in the three months ended March 31, 2020, if the applicable LIBOR rate had been 1% higher.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2020, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

As a result of our Internalization on February 7, 2020, we implemented internal controls over financial reporting to consider the management functions previously performed by our third-party manager. The Internalization represents a material change in internal control over financial reporting subsequent to management’s last assessment of our internal control over financial reporting, which was completed on December 31, 2019.

There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the addition of the text below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Actual or perceived threats associated with epidemics, pandemics or public health crises, including the COVID-19 pandemic, could have a material adverse effect on our results of operations and the businesses of our tenants.

Since its discovery in December 2019, a novel strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout most countries in the world, including the United States. This outbreak, which has since been declared a pandemic by the World Health Organization, has negatively impacted regional and global economic activity and contributed to volatility in financial markets throughout the world. Additionally, in response to the COVID-19 pandemic, many countries and U.S. states, including the areas in which we operate, have adopted certain measures to mitigate the ongoing public health crises. Such measures include “shelter in place” or “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate in many countries and U.S. states. The COVID-19 pandemic has negatively impacted nearly every industry directly or indirectly.

The COVID-19 pandemic, and future epidemics, pandemics, and other public health crises could materially and adversely affect our and our tenants’ results of operations, liquidity, and ability to access capital markets or pay distributions due to, among other factors:

•

an ongoing reduction in general economic activity, which may cause one or more of our tenants to be unable to maintain profitability and make timely rental payments to us pursuant to their leases, or to declare bankruptcy;

•	an increase in property vacancies could result in our obligation to pay the associated real estate taxes, insurance, and general property operating expenses;
•	a continuing complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•	delays in the supply of material products or services to us or our tenants from vendors;
•	a reduction in our tenants’ available workforce as a result of local, state or federal “shelter in place” or “stay at home” rules and restrictions;
•

indications of a tenant’s inability to continue as a going concern, changes in our view of strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, which could be indicative of an impairment triggering event with respect to a particular property or properties;

•	a general decline in business activity and demand for real estate transactions, which could adversely affect our ability to grow our portfolio or sell properties upon desirable terms;
•	difficulty accessing debt and equity capital on attractive terms, if at all; and
•

an inability to maintain compliance with financial covenants of credit facility and other loan agreements, which may result in a default of such arrangements and potentially result in an acceleration of indebtedness, or increased interest expense should a waiver be required from the lending institutions.

The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, and the actions taken to contain the COVID-19 pandemic or treat the disease. These developments and the full impact of the COVID-19 pandemic on our business are highly uncertain and cannot be predicted with confidence. Nevertheless, the COVID-19 pandemic and any future epidemics, pandemics or public health crises could materially and adversely affect our business, financial condition, liquidity and results of operations, as well as our ability to pay distributions to our stockholders, for the reasons discussed above. In particular, the following risk factors previously disclosed in our Annual Report on Form 10-K are updated as follows:

The failure of one or more of our tenants to pay rent due to the market disruption caused by the COVID-19 outbreak or any other reason could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying rent in a timely manner. The outbreak has adversely affected our tenants’ businesses generally. As of April 30, 2020, we have received requests for rent relief from 36.3% of our tenants based on ABR. Although the requests range in scope, the most common request is for a full or partial rent deferment for three months, with repayment over a six to 12-month period following the reinstatement of regular rent payments. In certain cases, we are also negotiating for lease extensions or the early exercise of a tenant renewal option in addition to the repayment of the deferred rent. We have not agreed to any rent forgiveness or permanent abatement and are only negotiating rent deferrals. However, we cannot predict the ultimate resolution of these discussions with our tenants or whether any such negotiations could break down in the future and result in any such tenants refusing to pay all or a substantial portion of the rent due under their leases. The duration of the COVID-19 pandemic and our tenants’ ability to return to business after governmental restrictions are lifted will have a significant impact on our ability to continue to collect rents, and any material disruption in our ability to collect rents could have a material adverse impact on our business and results of operations.

General economic disruption resulting from the COVID-19 pandemic could result in a reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants, which could reduce the demand for our properties and in turn could materially and adversely affect us.

A significant portion of our portfolio is leased to tenants operating businesses at our properties that rely on discretionary consumer spending. Restaurants (including quick service and casual and family dining) represent a material portion of our portfolio and the highest proportion of tenants seeking rent relief at this time are in the restaurant sector. Red Lobster Hospitality, Jack’s Family Restaurants, Outback Steakhouse, and Krispy Kreme are among the most significant tenants in our portfolio. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. A downturn in the economy resulting from the COVID-19 pandemic could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us.

More generally, if the pandemic results in a period of economic slowdown, rising interest rates and declining demand for real estate, then it may cause a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a general decline in economic conditions resulting from the COVID-19 pandemic could materially and adversely affect us.

Legal restrictions intended to mitigate the impact of COVID-19 could have a particularly adverse impact on the restaurant and retail industries, which may materially and adversely affect us.

The legal restrictions adopted by many U.S. states to mitigate the ongoing public health crises related to COVID-19, including “shelter in place” and “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate, have had a particularly acute negative economic impact on restaurant and retail businesses throughout the areas in which we operate. As of March 31, 2020, leases representing approximately 15.7% of our ABR were with tenants in the restaurant industry and 9.6% of our ABR were with tenants in the retail industry. Accordingly, decreases in the demand for restaurant and/or retail spaces may have a greater adverse effect on us than if we had fewer investments in these industries. For example, if there is an increase in the number of companies in the restaurant industry that declare bankruptcy, go out of business, or significantly reduce the number of their locations as a result of the pandemic, then we are likely to experience challenges with our restaurant tenants, and may record asset impairments on certain assets as a result of increased credit losses. To the extent that economic conditions continue to deteriorate in the retail and restaurant industries, they are likely to negatively affect market rents for such properties and could materially and adversely affect us.

Decreases in real estate transaction activity resulting from the COVID-19 pandemic may materially inhibit our ability to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.

Although the long-term impact of the COVID-19 pandemic on investment sales markets is currently difficult to predict, the disruption from the pandemic thus far has resulted in a significant decrease in real estate investment sales. Our growth strategy depends significantly on acquiring new properties. Since 2015, our team has acquired more than $500 million of net leased real estate each year, with approximately $1 billion during 2019. The Company did not complete any acquisitions during the three months ended March 31, 2020, which increases the risk of lower overall acquisition activity for the full year given the ongoing impact of the COVID-19 pandemic. Our ability to grow requires us to identify and complete acquisitions that meet our investment criteria. Changes in the volume of real estate investment sales, or our ability to access acquisition financing, resulting from the COVID-19 pandemic may negatively impact our acquisition opportunities, and if we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us.

The Determined Share Value is not directly derived from any independent valuation or from the value of the existing property portfolio. Investors should use caution in using the Determined Share Value as the current value of shares of our common stock.

Historically, shares of our common stock have been sold by us in a private offering at a price per share equal to what we refer to as the current Determined Share Value, which is established at least quarterly by our Board of Directors based on the net asset value of the portfolio, input from management and third-party consultants, and such other factors as the Board of Directors may, in its sole discretion, determine. Our net assets are primarily comprised of our investment in real property and debt, as well as other assets and liabilities such as cash, interest rate swaps, and accounts payable. The values ascribed to our mortgages and unsecured notes are marked to market each quarter.

The Board of Directors may, and currently does, engage third-party consultants, appraisers, and other real estate or investment professionals to assist in its establishment of the Determined Share Value, but the Board of Directors is not required to do so. As a result, the price of the shares of our common stock may not necessarily bear a direct relationship to our book or asset values or to any other established criteria for valuing issued or outstanding common stock and the actual value of an investor’s investment in shares of our common stock could be substantially more or less than what the stockholder may have paid to purchase the shares.

As with any valuation method, the methods used to determine the Determined Share Value are based upon a number of assumptions, estimates, and judgments that may not be accurate or complete. Our assets are valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value and will not necessarily result in a reflection of fair value under GAAP. Different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments, and standards could derive different Determined Share Values, which could be significantly different from the Determined Share Values determined by the Board of Directors. Additionally, valuation methods typically utilize historical property-level information. As a result, if a property is subject to an event or circumstances that impact property-level operations, there may be an inherent lag between the occurrence of such event and a correlative adjustment in an affected property’s valuation. Further, estimated values of our properties can change rapidly and significantly due to a variety of factors, including changes in interest rates, credit performance, perceived risk, supply, demand, and actual and projected cash flows. Any such changes could result in a change in Determined Share Value.

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

Finally, the ongoing COVID-19 pandemic, together with the restrictions on travel and other measures enacted in response to the pandemic, has had and will continue to have a significant adverse impact on our tenants’ operations and the value of our properties for an unknown period of time. Given the reliance on historical information when valuing a property and the number of unknown variables with respect to the COVID-19 pandemic at this time, the impact of the pandemic on a particular property will likely not be reflected in a property-level valuation for several calendar quarters. Additionally, when conducting property-level valuations, management and our third-party consultants and appraisers utilize available sales data, such as purchase price, from transactions involving comparable assets. Given the current economic downturn and significant reduction in real estate transactions, it is likely that we will be unable to obtain and/or utilize comparable sales data as part of our valuation process for several calendar quarters, which further impedes our ability to conduct accurate valuations. Accordingly, the current Determined Share Value does not accurately reflect the impact of the COVID-19 pandemic on the value of our shares as of the date of this filing.

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

As of March 31, 2020, there were 26.9 million shares of our common stock issued and outstanding, including 0.8 million mezzanine equity common shares, and 3.1 million OP Units issued and outstanding, including 1.3 million mezzanine equity non-controlling interests.

The following table provides information regarding the sale of shares of our common stock pursuant to our ongoing private offering during the three months ended March 31, 2020 (in thousands, except year and Determined Share Value amounts).

Month	Year	Common Shares Sold	Weighted Average Determined Share Value — Common Shares	Total Proceeds — Common Shares Sold	Common Shares DRIP	Weighted Average Determined Share Value — DRIP(a)	Total Proceeds — Common Share DRIP(b)	Total Proceeds
January	2020	—	$—	$—	70	$83.30	$5,865	$5,865
(a)	DRIP shares are purchased at a discounted price of 98% of the Determined Share Value.
(b)

For common shares reinvested under our DRIP there is no corresponding cash flow from the transaction. Refer to Note 13 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion.

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

In connection with property acquisitions that are structured as UPREIT transactions, the owner of a property will transfer its interest in the property to the OP in exchange for OP Units. There were no such OP Unit issuances during the quarter ended March 31, 2020.

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

Repurchases of Equity Securities

We had adopted a share redemption program to provide an opportunity for our stockholders to have shares of our common stock repurchased, at the end of each quarter, subject to certain restrictions and limitations, at a price equal to or at a discount from the current Determined Share Value in effect as of the date the shares were tendered for redemption. Cash used to fund share redemptions had historically been provided through a combination of cash generated by operations, the sale of assets, and borrowings. On January 10, 2020, we announced that we terminated our share redemption program, effective as of February 10, 2020. Consequently, there were no redemptions of shares of our common stock during the three months ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Description

2.1

Agreement and Plan of Merger, dated as of November 11, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Net Lease Sub 1, Inc., Broadstone Net Lease Sub 2, Inc., Broadstone Real Estate, LLC, Trident BRE Holdings I, Inc., Trident BRE Holdings II, Inc. and, solely for purposes of Sections 6.18, 6.19 and 6.20, Trident BRE Holdings I, L.P. and Trident BRE Holdings II, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)

2.2

Amendment No. 1, dated February 7, 2020, to Agreement and Plan of Merger, dated as of November 11, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Net Lease Sub 1, Inc., Broadstone Net Lease Sub 2, Inc., Broadstone Real Estate, LLC, Trident BRE Holdings I, Inc., Trident BRE Holdings II, Inc. and, solely for purposes of Sections 6.18, 6.19, and 6.20 of the Merger Agreement, Trident BRE Holdings I, L.P. and Trident BRE Holdings II, L.P. (filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

3.1	Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

3.2

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1	Description of the Corporation’s Securities (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K filed February 27, 2020 and incorporated herein by reference)

10.1

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.2

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.3

Tax Protection Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.4

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.5

Amendment No. 1, dated February 7, 2020 to the Amended and Restated Operating Agreement of Broadstone Net Lease, LLC (filed as Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.6

Amended and Restated Operating Agreement of Broadstone Net Lease, LLC, dated December 31, 2007 (filed as Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.7+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.7 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.8+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.9+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Sean T. Cutt (filed as Exhibit 10.9 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

No.	Description
10.10+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc.,

Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Corporation’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

31.1*

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

101.1

The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

BROADSTONE NET LEASE, INC.

Date: May 7, 2020	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: May 7, 2020	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer