Form 10-Q
period 2020-09-30
Broadstone Net Lease, Inc.
filed 2020-11-05
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-39529

BROADSTONE NET LEASE, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Clinton Square Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value [1]	BNL	New York Stock Exchange
Class A Common Stock, $0.00025 par value [1]	BNL	New York Stock Exchange

1 Each share of Class A Common Stock will automatically convert to one share of Common Stock on March 20, 2021, the date that is 180 days after the completion of the initial public offering of the Class A Common Stock. The Common Stock will be listed and tradeable on the New York Stock Exchange on March 22, 2021.

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

There were 107,786,452 shares of the Registrant’s Common Stock, $0.00025 par value per share, and 37,000,000 shares of the Registrant’s Class A Common Stock, $0.00025 par value per share, outstanding as of November 5, 2020.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,304,002	$3,415,400
Accounted for using the direct financing method	30,902	41,890
Investment in rental property, net	3,334,904	3,457,290
Cash and cash equivalents	101,787	12,455
Accrued rental income	97,517	84,534
Tenant and other receivables, net	3,957	934
Prepaid expenses and other assets	19,522	12,613
Interest rate swap, assets	—	2,911
Goodwill	339,769	—
Intangible lease assets, net	288,971	331,894
Debt issuance costs – unsecured revolving credit facility, net	7,027	2,380
Leasing fees, net	11,015	12,847
Total assets	$4,204,469	$3,917,858

Liabilities and equity
Unsecured revolving credit facility	$—	$197,300
Mortgages and notes payable, net	108,752	111,793
Unsecured term notes, net	1,433,495	1,672,081
Interest rate swap, liabilities	81,326	24,471
Earnout liability	13,177	—
Accounts payable and other liabilities	55,339	37,377
Accrued interest payable	9,453	3,594
Intangible lease liabilities, net	81,220	92,222
Total liabilities	1,782,762	2,138,838

Commitments and contingencies (See Note 17)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 440,000 shares authorized, 107,773 shares issued and outstanding at September 30, 2020; 320,000 shares authorized, 104,006 shares issued and outstanding at December 31, 2019	27	26
Class A common stock, $0.00025 par value; 60,000 shares authorized, 33,500 shares issued and outstanding at September 30, 2020; no shares authorized, issued or outstanding at December 31, 2019	8	—
Additional paid-in capital	2,506,008	1,895,935
Cumulative distributions in excess of retained earnings	(239,520)	(208,261)
Accumulated other comprehensive loss	(74,729)	(20,086)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,191,794	1,667,614
Non-controlling interests	229,913	111,406
Total equity	2,421,707	1,779,020
Total liabilities and equity	$4,204,469	$3,917,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenues, net	$80,744	$76,401	$239,346	$213,884

Operating expenses
Depreciation and amortization	31,363	28,392	102,503	77,989
Asset management fees	—	5,610	2,461	16,048
Property management fees	—	2,098	1,275	5,918
Property and operating expense	4,187	3,855	12,492	11,497
General and administrative	7,214	1,315	18,756	3,807
Provision for impairment of investment in rental properties	14,732	2,435	17,399	3,452
Total operating expenses	57,496	43,705	154,886	118,711

Other income (expenses)
Interest income	—	5	20	6
Interest expense	(18,511)	(18,465)	(59,015)	(51,025)
Cost of debt extinguishment	(392)	(455)	(414)	(1,176)
Gain on sale of real estate	1,060	12,585	9,725	16,772
Income taxes	(129)	(405)	(1,080)	(1,153)
Internalization expenses	(1,929)	(923)	(3,523)	(1,195)
Change in fair value of earnout liability	6,362	—	8,506	—
Other gains (losses)	2	—	(22)	—
Net income	9,711	25,038	38,657	57,402
Net income attributable to non-controlling interests	(961)	(1,650)	(3,738)	(3,942)
Net income attributable to Broadstone Net Lease, Inc.	$8,750	$23,388	$34,919	$53,460

Weighted average number of common shares outstanding
Basic	111,155	98,568	108,228	93,575
Diluted	123,381	105,516	119,747	100,523
Net earnings per share attributable to common stockholders
Basic and diluted	$0.08	$0.24	$0.32	$0.57
Comprehensive income (loss)
Net income	$9,711	$25,038	$38,657	$57,402
Other comprehensive income (loss)
Change in fair value of interest rate swaps	4,352	(16,380)	(59,766)	(52,182)
Realized gain on interest rate swaps	(42)	(41)	(125)	(163)
Comprehensive income (loss)	14,021	8,617	(21,234)	5,057
Comprehensive (income) loss attributable to non-controlling interests	(1,387)	(557)	1,510	(315)
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$12,634	$8,060	$(19,724)	$4,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$—	$1,895,935	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change (see Note 2)	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	10,816	—	710	11,526	—	322	322
Issuance of 293 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,097	—	—	—	6,097	66,376	—	66,376
Issuance of 5,278 mezzanine non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(2,416)	—	—	—	(2,416)	—	2,416	2,416
Distributions declared ($0.11 per share January 2020 through March 2020)	—	—	—	(35,299)	—	(2,100)	(37,399)	—	(1,161)	(1,161)
Change in fair value of interest rate swap agreements	—	—	—	—	(53,014)	(3,472)	(56,486)	—	(1,576)	(1,576)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(2)	(40)	—	(2)	(2)
Balance, March 31, 2020	26	—	1,899,616	(233,067)	(73,138)	106,542	1,699,979	66,376	112,158	178,534
Net income	—	—	—	15,353	—	992	16,345	—	753	753
Issuance of 11 shares of common stock	—	—	232	—	—	—	232	—	—	—
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(97)	—	—	—	(97)	—	97	97
Distributions declared ($0.11 per share in April 2020)	—	—	—	(11,817)	—	(701)	(12,518)	—	(581)	(581)
Change in fair value of interest rate swap agreements	—	—	—	—	(5,438)	(351)	(5,789)	—	(267)	(267)
Realized gain on interest rate swap agreements	—	—	—	—	(37)	(3)	(40)	—	(1)	(1)
Balance, June 30, 2020	26	—	1,899,751	(229,531)	(78,613)	106,479	1,698,112	66,376	112,159	178,535
Net income	—	—	—	8,750	—	587	9,337	—	374	374
Issuance of 341 shares of common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	796	—	—	—	796	—	—	—
Issuance of 33,500 shares of Class A common stock	—	8	569,492	—	—	—	569,500	—	—	—
Offering costs, discounts, and commissions	—	—	(37,180)	—	—	—	(37,180)	—	—	—
Reclassification of portion of contingent earnout liability	—	—	6,809	—	—	11,627	18,436	—	—	—
Reclassification of 3,124 shares of mezzanine equity common stock to 3,124 shares of common stock	1	—	66,375	—	—	—	66,376	(66,376)	—	(66,376)
Reclassification of 5,278 mezzanine equity non-controlling interests to 5,278 non- controlling interests	—	—	—	—	—	112,698	112,698	—	(112,698)	(112,698)
Repurchase of 2 fractional shares of common stock	—	—	(35)	—	—	—	(35)	—	—	—
Repurchase of fractional OP Units	—	—	—	—	—	(1)	(1)	—	—	—
Distributions declared ($0.135 per share for three months ended September 30, 2020)	—	—	—	(18,739)	—	(1,738)	(20,477)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	3,921	264	4,185	—	167	167
Realized gain on interest rate swap agreements	—	—	—	—	(37)	(3)	(40)	—	(2)	(2)
Balance, September 30, 2020	$27	$8	$2,506,008	$(239,520)	$(74,729)	$229,913	$2,421,707	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2019	$22	$—	$1,557,421	$—	$(155,150)	$14,806	$111,821	$1,528,920	$—	$—	$—
Net income	—	—	—	—	13,938	—	1,084	15,022	—	—	—
Issuance of 3,532 shares of common stock	1	—	75,099	(225)	—	—	—	74,875	—	—	—
Other offering costs	—	—	(300)	—	—	—	—	(300)	—	—	—
Distributions declared ($0.1075 per share January 2019, $0.11 per share February through March 2019)	—	—	—	—	(29,635)	—	(2,348)	(31,983)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	(11,713)	(911)	(12,624)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	—	(75)	(6)	(81)	—	—	—
Redemption of 85 shares of common stock	—	—	(1,803)	—	—	—	—	(1,803)	—	—	—
Balance, March 31, 2019	23	—	1,630,417	(225)	(170,847)	3,018	109,640	1,572,026	—	—	—
Net income	—	—	—	—	16,134	—	1,208	17,342	—	—	—
Issuance of 3,567 shares of common stock	1	—	76,004	225	—	—	—	76,230	—	—	—
Other offering costs	—	—	(300)	—	—	—	—	(300)	—	—
Distributions declared ($0.11 per share April through June 2019)	—	—	—	—	(30,934)	—	(2,297)	(33,231)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	(21,564)	(1,614)	(23,178)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	—	(38)	(3)	(41)	—	—	—
Redemption of 150 shares of common stock	—	—	(3,210)	—	—	—	—	(3,210)	—	—	—
Balance, June 30, 2019	24	—	1,702,911	—	(185,647)	(18,584)	106,934	1,605,638	—	—	—
Net income	—	—	—	—	23,388	—	1,650	25,038	—	—	—
Issuance of 7,360 shares of common stock	1	—	157,191	—	—	—	—	157,192	—	—	—
Other offering costs	—	—	(703)	—	—	—	—	(703)	—	—
Distributions declared ($0.11 per share July through September 2019)	—	—	—	—	(32,531)	—	(2,352)	(34,883)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	(15,288)	(1,092)	(16,380)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	—	(39)	(2)	(41)	—	—	—
Redemption of 353 shares of common stock	—	—	(7,361)	—	—	—	—	(7,361)	—	—	—
Balance, September 30, 2019	$25	$—	$1,852,038	$—	$(194,790)	$(33,911)	$105,138	$1,728,500	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2020	2019
Operating activities
Net income	$38,657	$57,402
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	102,536	75,661
Provision for impairment of investment in rental properties	17,399	3,452
Amortization of debt issuance costs charged to interest expense	2,421	1,655
Stock-based compensation expense	796	—
Straight-line rent and financing lease adjustments	(14,696)	(15,882)
Cost of debt extinguishment	414	1,176
Gain on sale of real estate	(9,725)	(16,772)
Change in fair value of earnout liability	(8,506)	—
Leasing fees paid	—	(747)
Adjustment to provision for credit losses	(142)	—
Other non-cash items	420	277
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	(3,023)	165
Prepaid expenses and other assets	(4,751)	(393)
Accounts payable and other liabilities	5,305	5,234
Accrued interest payable	5,859	(295)
Net cash provided by operating activities	132,964	110,933

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $0 and $49,782 in 2020 and 2019, respectively	(76)	(957,820)
Cash paid for Internalization	(30,861)	—
Capital expenditures and improvements	(7,629)	(4,044)
Proceeds from disposition of rental property, net	54,810	90,137
Change in deposits on investments in rental property	(37)	1,500
Net cash provided by (used in) investing activities	16,207	(870,227)

Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $35,514 offering costs, discounts, and commissions	534,117	260,475
Redemptions of common stock	—	(12,374)
Repurchase of fractional shares of common stock	(36)	—
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $0 and $49,782 in 2020 and 2019, respectively	60,000	750,000
Principal payments on mortgages, notes payable and unsecured term notes	(393,294)	(316,191)
Borrowings on unsecured revolving credit facility	192,000	389,100
Repayments on unsecured revolving credit facility	(389,300)	(226,900)
Cash distributions paid to stockholders	(52,447)	(45,219)
Cash distributions paid to non-controlling interests	(5,395)	(6,980)
Debt issuance and extinguishment costs paid	(6,140)	(7,491)
Net cash (used in) provided by financing activities	(60,495)	784,420
Net increase in cash and cash equivalents and restricted cash	88,676	25,126
Cash and cash equivalents and restricted cash at beginning of period	20,311	18,989
Cash and cash equivalents and restricted cash at end of period	$108,987	$44,115

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$12,455	$18,612
Restricted cash at beginning of period	7,856	377
Cash and cash equivalents and restricted cash at beginning of period	$20,311	$18,989

Cash and cash equivalents at end of period	$101,787	$14,008
Restricted cash at end of period	7,200	30,107
Cash and cash equivalents and restricted cash at end of period	$108,987	$44,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, office, retail, and other commercial properties under long-term lease agreements. At September 30, 2020, the Corporation owned a diversified portfolio of 627 individual commercial properties located in 41 states throughout the continental United States and one property in British Columbia, Canada.

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

Prior to February 7, 2020, the Corporation was externally managed by Broadstone Real Estate, LLC (“BRE”) and Broadstone Asset Management, LLC (the “Asset Manager”) subject to the direction, oversight, and approval of the Company’s board of directors (the “Board of Directors”). The Asset Manager was a wholly owned subsidiary of BRE and all of the Corporation’s officers were employees of BRE. Accordingly, both BRE and the Asset Manager were related parties of the Company. Refer to Note 3 for further discussion concerning related parties and related party transactions.

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

On September 18, 2020, the Corporation effected a four-for-one split on its then outstanding 26,944 shares of common stock (“Common Stock”) that previously had a $0.001 par value. Concurrent with the stock split, the OP effected a four-for-one stock split of its outstanding OP Units. No fractional shares or OP Units were issued as a result of the stock split. All historic share and per share amounts in these Condensed Consolidated Financial Statements have been adjusted to give retroactive effect to the stock split.

On September 21, 2020, the Corporation closed its initial public offering (“IPO”) at $17.00 per share, of 33,500 shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) pursuant to a  registration statement on Form S-11 (File No. 333-240381), as amended, under the Securities Act of 1933, as amended. Shares of the Class A Common Stock are listed on the New York Stock Exchange under the symbol “BNL”.

The terms of the Class A Common Stock are identical to the terms of the Common Stock, except that each share of Class A Common Stock will automatically convert into one share of Common Stock on March 20, 2021. The Common Stock will subsequently be listed on the New York Stock Exchange on March 22, 2021, which represents the first trading day following the 180-day period following the closing of the IPO. The Common Stock and Class A Common Stock are collectively referred to as the Corporation’s “common stock”. See further discussion of the Company’s IPO and stock split in Note 13.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	September 30, 2020			December 31, 2019
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	141,273	12,226	153,499	104,006	6,948	110,954
Percent Ownership of OP	92.0%	8.0%	100.0%	93.7%	6.3%	100.0%

Refer to Note 15 for further discussion regarding the calculation of weighted average shares outstanding.

On October 20, 2020, the Company issued an additional 3,500 shares of Class A Common Stock, pursuant to the underwriters’ partial exercise of their option to acquire up to 5,025 shares of Class A Common Stock at $17.00 per share. See Note 18.

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

Long-lived Asset Impairment

The Company reviews long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of September 30, 2020 was based on the most current information available to the Company. Based upon current market conditions resulting from the COVID-19 pandemic (see Note 19), certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future. During the three and nine months ended September 30, 2020, the Company recorded impairment charges associated with three and six properties, respectively. Impairment indicators included changes in the Company’s long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where the Company has vacant properties being marketed for re-lease or sale.

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

During the three and nine months ended September 30, 2020 and 2019, the Company recorded impairment charges of $14,732 and $2,435, and $17,399 and $3,452, respectively.

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, notes payable, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Escrow funds and other	$3,815	$2,311
Undistributed 1031 proceeds	3,385	5,545
	$7,200	$7,856

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

Revenue recognition methods for operating leases, direct financing leases, and sales-type leases are described below:

Rental property accounted for under operating leases – Revenue is recognized as rents are earned on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations and collectability of the lease payments is probable, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as Accrued rental income on the Condensed Consolidated Balance Sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to Lease revenues, net to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee.

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Rent received in advance	$11,119	$13,368

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is assigned to one or more reporting units. The Company’s reporting unit is the same as its reportable segment. Goodwill has an indefinite life and is therefore not amortized. The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. The Company will perform its first annual goodwill testing during the fourth quarter of 2020.

Initial Public Offering Costs

Prior to the close of the IPO on September 21, 2020, the Company incurred and capitalized certain direct, incremental legal, professional, accounting and other third-party fees in connection with the IPO. The deferred IPO costs were offset against IPO proceeds, and reclassified as a component of Additional paid-in capital on the Condensed Consolidated Balance Sheets upon the consummation of the offering. At December 31, 2019, deferred IPO costs totaled $668 and were included within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. See Note 13 for further discussion of net proceeds associated with the IPO.

Earnout Liability

The Company’s earnout liability is payable in four tranches, in a combination of cash, common shares, and OP Units, in the same proportion as the initial consideration paid in the Internalization (see Note 4). The common shares and OP Units payable under the arrangement were originally subject to a redemption rights agreement, whereby holders of the common shares and OP Units had the right to require the Company to repurchase any or all of the common shares or OP Units if an IPO had not occurred on or before December 31, 2020 (see discussion of the redemption rights agreement in Note 4). The common shares and OP Units were deemed to be freestanding financial instruments that, at inception, embody an obligation to repurchase the Company’s common shares and OP Units, and therefore were initially classified as liabilities together with the cash portion of the earnout, and recorded in Earnout liability on the Condensed Consolidated Balance Sheets as part of the purchase price allocation. The fair value of the earnout liability is remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

Upon completion of the IPO, the redemption rights with respect to the common shares and OP Units terminated, and the $18,436 fair value of the 726 shares of common stock and 1,240 OP Units associated with the third and fourth earnout tranches as of the date of the IPO, was reclassified to equity as a component of Additional paid-in capital and Non-controlling interests on the Condensed Consolidated Balance Sheets. At September 30, 2020, the remaining balance in the earnout liability represents $5,207 that is potentially payable in the form of cash associated with all four tranches, and $7,970, representing the estimated fair value of 363 shares of common stock and 619 OP Units associated with the first and second earnout tranches, that remain potentially payable based upon the achievement of 2020 adjusted funds from operations (“AFFO”) targets.

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

Recurring Fair Value Measurements

The Company measures and records its interest rate swap instruments (see Note 11) and earnout liability at fair value, and discloses the fair value of its long-term debt, on a recurring basis.

Earnout Liability – In connection with the Internalization, the Company recognized an earnout liability that will be due and payable to the former owners of BRE if certain milestones are achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”). Under the terms of the agreement, the milestones related to either (a) the 40-day dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO (see Note 4).

The Company utilizes third-party valuation experts to assist in estimating the fair value of the earnout liability, and develops estimates by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis. These estimates require the Company to make various assumptions about share price volatility and, prior to the IPO, about the timing of an IPO and net asset prices, each of which are unobservable and considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. Specifically, advancements in the estimated IPO date assumption increase the earnout liability’s fair value given the earnout’s fixed time horizon. Peer share price volatilities are used to estimate the Company’s expected share price volatility, and the Company’s corresponding ability to achieve the earnout targets. Increases in the volatility assumption would increase the earnout liability’s fair value. Increases in net asset values would also increase the earnout liability’s fair value.

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of September 30, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	26.11% - 56.85%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of February 7, 2020, the transaction date:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	April 15, 2020	March 2020 through May 2020
Peer stock price volatility	20.0%	16.22% to 23.09%
Company's net asset value per diluted share	$21.30	(a)
(a)

The Company’s net asset value per diluted share is primarily based on the fair value of its real estate investment portfolio, together with the fair value of its other assets and liabilities. The fair value of the Company’s real estate investment portfolio as of the measurement date was determined using market capitalization rates that ranged between 6.05% and 7.09%.

The following table presents a reconciliation of the change in the earnout liability during the three and nine months ended September 30, 2020:

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2020	September 30, 2020
Beginning balance	$37,975	$—
Allocation of Internalization purchase price at February 7, 2020	—	40,119
Change in fair value subsequent to Internalization	(6,362)	(8,506)
Reclassification as a component of additional paid-in capital and non-controlling interests	(18,436)	(18,436)
Ending balance	$13,177	$13,177

The Company closed its IPO on September 21, 2020, at which time a portion of the liability payable in common shares and OP units was reclassified to equity at fair value as a component of Additional paid-in capital and Non-controlling interests, respectively. See further discussion in Earnout Liability in this Note 2.

The decrease in fair value between the Internalization and the IPO closing was driven by a lower IPO price, correlating to the net asset value assumption, and the delayed closing of the IPO due to market disruption and uncertainty presented by the COVID-19 pandemic late in the first quarter of 2020. These factors were partially offset by an increase in peer stock price volatility, which is attributable to changes in economic circumstances impacting global equity markets.

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(81,326)	$—	$(81,326)	$—
Earnout liability	(13,177)	—	—	(13,177)

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$2,911	$—	$2,911	$—
Interest rate swap, liabilities	(24,471)	—	(24,471)	—

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolving credit facility, which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2020	December 31, 2019
Carrying amount	$1,549,076	$1,989,451
Fair value	1,683,505	2,047,860

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at September 30, 2020 and December 31, 2019 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

The Company is a lessee under non-cancelable operating leases associated with its corporate headquarters and other office spaces as well as with leases of land (“ground leases”). The Company records right-of-use assets and lease liabilities associated with these leases. The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. The Company has made an accounting policy election, applicable to all asset types, not to separate lease from nonlease components when allocating contract consideration related to operating leases.

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 30,	December 31,
(in thousands)	Financial Statement Presentation	2020	2019
Right-of-use assets	Prepaid expenses and other assets	$3,167	$1,614
Lease liabilities	Accounts payable and other liabilities	2,787	1,209

Stock-Based Compensation

On August 4, 2020, the Board of Directors adopted the Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan (the “Equity Incentive Plan”) to provide long-term stock-based incentives to employees and non-employee directors of the Company. Subject to any adjustment as provided in the Equity Incentive Plan, up to 9,000 shares may be issued pursuant to awards granted under the Equity Incentive Plan in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock) and LTIP Units (as defined in the Equity Incentive Plan). On August 4, 2020, the Company awarded 341 shares of restricted common stock under the Equity Incentive Plan to certain officers and employees. The Company accounts for stock-based incentives in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on the award’s estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on shares of restricted common stock issued under the

Equity Incentive Plan are recorded as Cumulative distribution in excess of retained earnings on the Condensed Consolidated Balance Sheets. Accumulated dividends related to forfeited awards will be reversed through compensation expense in the period the forfeiture occurs.

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. See Note 15.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changed how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with a provision for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit losses, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. ASU 2016-13 and ASU 2018-09 (collectively, “ASC 326”) were effective January 1, 2020, under a modified retrospective application. The new guidance applies to the Company’s investments in direct financing leases. Due to the nature of its activities, the Company’s lease portfolio has historically not included a significant number of direct financing leases, and as a result the adoption of ASC 326 did not have a material impact on its financial statements. In connection with the adoption of ASC 326, the Company recorded a provision for credit losses of $323 with an offsetting cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2020.

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) that focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under ASC 842, economic relief that was agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in ASC 842 remains appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the COVID-19 pandemic, if certain criteria have been met. The Lease Modification Q&A allows the Company to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances. Refer to Note 19, COVID-19 Pandemic regarding information on COVID-19 related concessions and the associated impact on the Company’s results of operations.

Reclassifications

The Company reclassified $405 and $1,153 of Income taxes from a component of Operating expenses to a component of Other income (expenses), on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019, respectively, to conform with the current period presentation. The reclassification is a change from one acceptable presentation to another acceptable presentation.

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

Total fees incurred under the Property Management Agreement and Asset Management Agreement were as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Type of Fee	Financial Statement Presentation	2020(a)	2019	2020(a)	2019
Asset management fee	Asset management fees	$—	$5,610	$2,461	$16,048
Property management fee	Property management fees	—	2,098	1,275	5,918
Total management fee expense		—	7,708	3,736	21,966

Marketing fee (offering costs)	Additional paid-in capital	—	703	—	1,303
Acquisition fee	Capitalized as a component of assets acquired	—	7,932	—	9,937
Leasing fee and re-leasing fees	Leasing fees, net	—	312	—	747
Disposition fee	Gain on sale of real estate	—	596	109	947
Total management fees		$—	$17,251	$3,845	$34,900
(a)	Fees were payable under the Property Management Agreement and Asset Management Agreement from January 1, 2020 through February 6, 2020. The Internalization was effective February 7, 2020.

There were no unpaid management fees at September 30, 2020 and December 31, 2019. All fees related to the Property Management Agreement and the Asset Management Agreement were paid for in cash within the Company’s normal payment cycle for vendors.

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

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). The fair value of the earnout consideration amounted to $31,613 at September 30, 2020, of which $13,177 is recorded as Earnout liability, $6,809 is recorded as a component of Additional paid-in capital, and $11,627 is recorded as a component of Non-controlling interests on the Condensed Consolidated Balance Sheets (see Note 2).

Related Party Lease

In connection with the Internalization, the Company assumed the lease agreement relating to its principal executive office with Clinton Asset Holdings Associates, L.P., an affiliated third party, approximately 1.6% of which is indirectly owned by the Company’s Chairman and member of the Board of Directors. The lease of 24,072 square feet of office space expires on August 31, 2023, and contains two five-year renewal options. The annual rent for 2020 is approximately $547, with 2% annual increases thereafter. See further discussion in Note 17.

4. Internalization

On February 7, 2020, the Company completed the Internalization and the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP. The Company paid base consideration of $209,516 at closing and may be required to pay additional earnout consideration of up to $75,000 in the future, as described below. In addition, the Company assumed $90,484 of debt in addition to other assets acquired and liabilities assumed, as detailed in the Allocation of Purchase Price discussion elsewhere in this Note 4.

The consideration paid at closing of the Internalization is summarized in the following table:

(in thousands)
Issuance of 3,124 shares of common stock	$66,376
Issuance of 5,278 OP Units	112,159
Cash	30,981
Base consideration	209,516
Initial estimate of fair value of earnout liability	40,119
Total consideration	$249,635

According to the terms of the Merger Agreement, the Company may be required to pay additional earnout consideration of up to $75,000 payable in four tranches of $10,000, $15,000, $25,000, and $25,000 if certain milestones related to either (a) the 40-day VWAP per REIT Share, following the completion of an IPO, or (b) the Company’s AFFO per share, prior to the completion of an IPO, (each, an “Earnout Trigger”) are achieved during the Earnout Periods. The consideration will consist of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration. The Company completed its IPO on September 21, 2020.

The earnout tranches, applicable 40-day VWAP of a REIT Share and the applicable Earnout Periods are as follows:

		Number of
		Shares'		40-Day
(in thousands, except per share amounts)		OP Units	Approximate	VWAP of a
Tranche	Earnout Target(a)	Payable(b)	Amount of Cash	REIT Share	Applicable Earnout Period
1	$10,000	393	$1,646	$22.50	The two-year period beginning on September 21, 2020.
2	$15,000	589	$2,470	$23.75	The two-year period beginning on September 21, 2020.
3	$25,000	983	$4,117	$24.375	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.
4	$25,000	983	$4,117	$25.00	The four-year period beginning on the date that is exactly one year after the earnout period begins for the first and second tranches above.
(a)

Initial contractual value of applicable earnout tranche based on a $21.25 price per share/unit of common stock and OP Units. Does not take into account the actual per share price of common stock and OP Units at the time an applicable earnout tranche may be earned and paid.

(b)	Calculated based on $21.25 price per share/unit of common stock and OP Units.

Should all earnout milestones be met, an additional 1,089 shares of common stock and an additional 1,859 OP Units would be issued, in addition to the payment of $12,350 in cash. As of the Internalization date, the Company estimated that the earnout liability had a fair value of $40,119, of which approximately $33,511 related to the potential issuance of common shares and OP Units and approximately $6,608 related to the potential payment of cash. The Company will estimate the fair value of the earnout liability at each reporting date during the contingency period and record any changes in estimated fair value in its Condensed Consolidated Statement of Income and Comprehensive Income (Loss). See Note 2 for further discussion of changes in the fair value of the earnout liability subsequent to the Internalization.

Redemption Rights Agreement

If an IPO did not occur on or before the satisfaction of any Earnout Trigger, then each holder of common shares or OP Units issued in connection with the Internalization had the right to require the Company to repurchase any or all of such holder’s shares or OP Units. Such rights terminated effective with the IPO.

Upon occurrence of the IPO, the common stock and non-controlling interests issued as base consideration in connection with the Internalization and originally classified as mezzanine equity, were reclassified as a component of Common Stock, Additional paid-in capital, and Non-controlling interests on the Condensed Consolidated Balance Sheets.

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

In connection with the Internalization, the Company assumed $90,484 of debt which was subsequently repaid through a combination of revolving credit facility borrowings and entering into a new $60,000 term loan agreement (see Note 9).

The Company incurred $1,929 and $3,523 in non-recurring costs associated with the Internalization during the three and nine months ended September 30, 2020, respectively, and $923 and $1,195 of such costs during the three and nine months ended September 30, 2019, which were classified as Internalization expenses in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020. No incremental revenues were recorded as a result of the Internalization. Subsequent to the Internalization, during the three and nine months ended September 30, 2020, the Company incurred $5,528 and $13,762, respectively, in expenses as a result of being internalized. Such amounts include general and administrative expenses associated with the Company’s performance of functions previously performed by BRE and the Asset Manager (primarily employee related costs), as well as interest expense associated with the borrowings related to the Internalization. These expenses do not include the Internalization expenses discussed above, or amounts recorded to reflect changes in the fair value of the earnout liability.

Condensed Pro Forma Financial Information

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $1,929 and $8,068 of income, respectively, for the three and nine months ended September 30, 2020 and $9,437 and $23,418 of income, respectively, for the three and nine months ended September 30, 2019. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues	$80,744	$76,401	$239,346	$213,884
Net income	11,640	28,941	42,982	65,913

5. Acquisitions of Rental Property

The Company did not complete any acquisitions of rental property during the nine months ended September 30, 2020. The Company closed on the following acquisitions of rental property during the nine months ended September 30, 2019:

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

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the nine months ended September 30, 2019
Land	$155,434
Land improvements	44,929
Buildings and improvements	745,116
Acquired in-place leases(c)	77,868
Acquired above-market leases(d)	2,800
Acquired below-market leases(e)	(15,811)
Mortgage payable	(49,782)
$960,554
(c)	The weighted average amortization period for acquired in-place leases is 13 years for acquisitions completed during the nine months ended September 30, 2019.
(d)	The weighted average amortization period for acquired above-market leases is 18 years for acquisitions completed during the nine months ended September 30, 2019.
(e)	The weighted average amortization period for acquired below-market leases is 10 years for acquisitions completed during the nine months ended September 30, 2019.

The above acquisitions were funded using a combination of available cash on hand, revolving credit facility borrowings and the issuance of unsecured term loans, and proceeds from equity issuances. All real estate acquisitions closed during the nine months ended September 30, 2019, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except number of properties)	2020	2019	2020	2019
Number of properties disposed	5	16	18	25
Aggregate sale price	$9,816	$59,691	$57,539	$94,791
Aggregate carrying value	(8,327)	(43,920)	(45,085)	(73,365)
Additional sales expenses	(429)	(3,186)	(2,729)	(4,654)
Gain on sale of real estate	$1,060	$12,585	$9,725	$16,772

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, office, retail, and other industries. At September 30, 2020, the Company had 611 real estate properties which were leased under leases that have been classified as operating leases and 11 that have been classified as direct financing leases. Of the 11 leases classified as direct financing leases, three include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

(in thousands)	September 30, 2020	December 31, 2019
Land	$542,487	$548,911
Land improvements	274,786	275,470
Buildings and improvements	2,806,916	2,850,571
Equipment	11,870	11,492
	3,636,059	3,686,444
Less accumulated depreciation	(332,057)	(271,044)
	$3,304,002	$3,415,400

Depreciation expense on investment in rental property was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Depreciation	$23,317	$21,843	$70,392	$60,128

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2020 are as follows:

(in thousands)
Remainder of 2020	$71,570
2021	289,057
2022	291,801
2023	294,743
2024	290,463
Thereafter	2,230,494
$3,468,128

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Undiscounted estimated lease payments to be received	$48,713	$72,753
Estimated unguaranteed residual values	16,049	20,358
Unearned income	(33,679)	(51,221)
Reserve for credit losses	(181)	—
Net investment in direct financing leases	$30,902	$41,890

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2020 are as follows:

(in thousands)
Remainder of 2020	$811
2021	3,304
2022	3,368
2023	3,433
2024	3,493
Thereafter	34,304
$48,713

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Contractual rental amounts billed for operating leases	$69,270	$65,579	$209,440	$184,292
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,768	5,575	16,709	16,015
Variable rental amounts earned	234	—	308	—
Earned income from direct financing leases	757	1,005	2,599	3,014
Operating expenses billed to tenants	3,389	3,811	11,456	10,572
Other income from real estate transactions	64	431	795	431
Adjustment to revenue recognized for uncollectible rental amounts billed	262	—	(1,961)	(440)
Total Lease revenues, net	$80,744	$76,401	$239,346	$213,884

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	September 30, 2020	December 31, 2019
Lease intangibles:
Acquired above-market leases	$53,563	$62,136
Less accumulated amortization	(18,397)	(17,433)
Acquired above-market leases, net	35,166	44,703
Acquired in-place leases	333,305	349,645
Less accumulated amortization	(79,500)	(62,454)
Acquired in-place leases, net	253,805	287,191
Total intangible lease assets, net	$288,971	$331,894
Acquired below-market leases	$107,625	$113,862
Less accumulated amortization	(26,405)	(21,640)
Intangible lease liabilities, net	$81,220	$92,222
Leasing fees	$15,655	$17,013
Less accumulated amortization	(4,640)	(4,166)
Leasing fees, net	$11,015	$12,847

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the three months ended September 30,		For the nine months ended September 30,
Intangible	Financial Statement Presentation	2020	2019	2020	2019
Acquired in-place leases and leasing fees	Depreciation and amortization	$8,026	$6,549	$32,060	$17,861
Above-market and below-market leases	Lease revenues, net	(149)	875	(25)	2,335

Amortization expense for the three and nine months ended September 30, 2020, includes $2,459 and $14,517, respectively, of accelerated amortization resulting from early lease terminations, compared to zero in the prior year periods.

Estimated future amortization of intangible assets and liabilities at September 30, 2020 is as follows:

(in thousands)
Remainder of 2020	$5,700
2021	22,494
2022	21,952
2023	21,626
2024	20,859
Thereafter	126,135
$218,766

9. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2020	December 31, 2019	Interest Rate(c)	Maturity Date
Revolving credit facilities(a)	$—	$197,300	one-month LIBOR + 1.20%	(d)
2020 Unsecured Term Loan(a)	—	300,000	one-month LIBOR + 1.25%	Feb. 2021(e)
2022 Unsecured Term Loan(a)	60,000	—	one-month LIBOR + 1.25%	Feb. 2022
2023 Unsecured Term Loan(a)	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan(a)	190,000	190,000	one-month LIBOR + 1.25%	Jun. 2024
2026 Unsecured Term Loan(a)	450,000	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,440,000	1,877,300
Debt issuance costs, net(b)	(6,505)	(7,919)
	$1,433,495	$1,869,381
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(c)	At September 30, 2020 and December 31, 2019, one-month LIBOR was 0.15% and 1.76%, respectively.
(d)	On September 4, 2020, the Company replaced its prior $600,000 revolving credit facility with a maturity date of January 2022, with a new $900,000 facility with a maturity date of September 2023.
(e)

The 2020 Unsecured Term Loan was originally due in August 2020, and allows two six-month extensions, at the Company’s option, subject to the Company being in compliance with debt covenants and customary representations and warranties, and payment of a fee equal to 0.05% of the outstanding principal balance at the time of extension. On May 5, 2020, the Company exercised the first of these options, effective on August 2, 2020, extending the maturity date of the 2020 Unsecured Term Loan to February 2, 2021. The loan was repaid using proceeds from the Company’s IPO.

On September 4, 2020, the Company entered into an agreement (the “Revolving Credit Agreement”) for a $900,000 unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent. Closing of the  Revolving Credit Agreement was subject to certain customary conditions, as well as the closing of the IPO, with a minimum condition on size, and listing of the Company’s common stock, as set forth in the agreement. Closing occurred on September 21, 2020, at which time the Revolving Credit Facility replaced the Company’s then existing $600,000 unsecured revolving credit facility. The Revolving Credit Agreement includes an accordion feature to increase the aggregate facility size from $900,000 to $2,000,000, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Revolving Credit Agreement matures on September 21, 2023. The Company has the option to extend the term of the Revolving Credit Agreement twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. Borrowings under the Revolving Credit Agreement are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Company’s credit rating, ranging from 0.825% to 1.55% per annum. Based on the Company’s current investment grade credit rating of Baa3, the applicable margin was 1.20% at September 30, 2020. In addition, the Revolving Credit Facility is subject to a facility fee based on the Company’s credit rating, ranging between 0.125% and 0.30% per annum. Based on the Company’s current credit rating, the facility fee was 0.25% per annum at September 30, 2020. The interest rate spreads and facility fee under the Revolving Credit Facility are identical to those of the facility that was replaced.

On February 7, 2020, the Company entered into a $60,000 term loan agreement maturing on February 28, 2022 (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum. Based on the Company’s current credit rating the applicable margin was 1.25% at September 30, 2020.

At September 30, 2020, the weighted average interest rate on all outstanding borrowings was 2.80%, exclusive of interest rate swap agreements.

For the three and nine months ended September 30, 2020, the Company paid $5,918 in debt issuance costs associated with the Revolving Credit Facility. For the three and nine months ended September 30, 2019, the Company paid $1,281 and $6,510, respectively, in debt issuance costs associated with the 2020 Unsecured Term Loan, the 2026 Unsecured Term Loan and its prior unsecured revolving credit agreement. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. Based on this assessment, $5,918 of the debt issuance costs incurred during the three and nine months ended September 30, 2020, and $1,275 and $6,504 of the debt issuance costs incurred during the three and nine months ended September 30, 2019, respectively, were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $6 of the debt issuance costs incurred in the three and nine months ended September 30, 2019, were deemed to be related to the extinguishment of debt and were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). Additionally, during the three and nine months ended September 30, 2020, $392 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). Such amounts totaled $113 and $328 during the three and nine months ended September 30, 2019, respectively.

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following table summarizes debt issuance cost amortization:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Debt issuance costs amortization	$819	$611	$2,528	$1,761

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of September 30, 2020, the Company believes it was in compliance with all of its loan covenants. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic (see Note 19), and thus there are no assurances that the Company will continue to be in compliance with its covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

10. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

		Origination	Maturity
(in thousands, except interest rates)		Date	Date	Interest	September 30,	December 31,
Lender		(Month/Year)	(Month/Year)	Rate	2020	2019
(1)	Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$48,234	$49,065	(a) (b) (c) (k)
(2)	Wilmington Trust National Association	Jun-18	Aug-25	4.36%	20,042	20,318	(a) (b) (c) (j)
(3)	PNC Bank	Oct-16	Nov-26	3.62%	17,597	17,885	(b) (c)
(4)	Sun Life	Mar-12	Oct-21	5.13%	10,575	10,888	(b) (f)
(5)	Aegon	Apr-12	Oct-23	6.38%	7,230	7,788	(b) (g)
(6)	M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,807	4,913	(b) (d) (h) (i)
(7)	Note holders	Dec-08	Dec-23	6.25%	591	750	(d) (l)
(8)	Standard Insurance Co.	Jul-10	Aug-30	6.75%	—	544	(b) (c) (d) (e)
					109,076	112,151
	Debt issuance costs, net				(324)	(358)
					$108,752	$111,793
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)

The interest rate represents the initial interest rate. The interest rate could have been adjusted at Standard Insurance’s discretion (based on prevailing rates) at 119 months from the first payment date.

(f)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(g)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(h)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 11.
(i)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(j)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(k)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(l)	Notes were repaid in full on October 9, 2020, in connection with the sale of the property.

At September 30, 2020, investment in rental property of $174,623 was pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

(in thousands, except number of mortgages)	For the nine months ended September 30, 2020	For the year ended December 31, 2019
Number of mortgages	1	4
Outstanding balance of mortgages	$541	$13,905

The following table summarizes the cost of mortgage extinguishment:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of mortgage extinguishment	$—	$336	$22	$842

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 9) at September 30, 2020 are as follows:

(in thousands)
Remainder of 2020	$818
2021	18,006
2022	62,907
2023	273,173
2024	192,260
Thereafter	1,001,912
$1,549,076

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	September 30, 2020	December 31, 2019
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(2,029)	$(1,136)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	(1,542)	740
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(1,889)	(402)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(2,565)	(970)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(2,255)	(448)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(3,880)	(1,014)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(1,281)	(460)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(2,664)	(577)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(3,629)	(1,306)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(3,486)	(799)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	(174)	143
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(885)	10
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(3,398)	(911)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(2,014)	(944)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	(2,101)	720
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(3,601)	(1,278)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,805	(35)	41	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(1,315)	(862)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,964)	(1,038)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	—	(104)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	(854)	376
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(3,515)	(827)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(3,349)	(651)
Truist Financial Corporation	April 2024	1.99%	one-month LIBOR	25,000	(1,632)	(451)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000	(2,278)	(781)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000	(2,131)	(524)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000	(2,715)	(993)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000	(2,230)	(458)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(3,393)	(681)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	(1,902)	881
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(269)	(302)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(1,550)	(795)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(3,924)	(1,845)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(10,877)	(3,914)
					$(81,326)	$(21,560)

(a)	Notional amount at December 31, 2019 was $4,912.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements were as follows:

		Reclassification from		Total Interest Expense
	Amount of Gain (Loss)	Accumulated Other		Presented in the
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the three months ended September 30,	Comprehensive Loss	Location	(Loss) Gain	Income (Loss)
2020	$4,352	Interest expense	$(4,166)	$18,511
2019	(16,380)	Interest expense	387	18,465

		Reclassification from		Total Interest Expense
	Amount of Loss	Accumulated Other		Presented in the
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the nine months ended September 30,	Comprehensive Loss	Location	(Loss) Gain	Income (Loss)
2020	$(59,766)	Interest expense	$(8,467)	$59,015
2019	(52,182)	Interest expense	2,001	51,025

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $16,073. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2020. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Prior to the Internalization on February 7, 2020, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and the Asset Manager represented 0% and 2% of total operating expenses for the three and nine months ended September 30, 2020, respectively, and 17% and 18% of total operating expenses for the three and nine months ended September 30, 2019, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). The Company has mortgages and notes payable with three institutions that comprised 63%, 16%, and 10% of total mortgages and notes payable at September 30, 2020. The Company has mortgages and notes payable with three institutions that comprised 62%, 16%, and 10% of total mortgages and notes payable at December 31, 2019. For the three and nine months ended September 30, 2020 and 2019, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

On September 21, 2020, the Corporation completed the IPO and issued 33,500 shares of Class A Common Stock at an initial public offering price of $17.00 per share. As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from September 21, 2020, to purchase up to an additional 5,025 shares of Class A Common Stock at the IPO price, less underwriting discounts and commissions. The net proceeds from the IPO, after deducting underwriting discounts and commissions of $34,170 and $3,010 of other expenses (including $1,656 of expenses that were recorded in Accounts payable and other liabilities at September 30, 2020), were $532,320 through September 30, 2020. The Company used the net proceeds to repay the remaining $216,488 principal and accrued interest due under the Company’s then existing revolving credit facility and the remaining $240,225 principal and accrued interest due under its 2020 Unsecured Term Loan. The remaining net proceeds will be used for general business purposes, including acquisitions. On October 20, 2020, the underwriters partially exercised their option. See Note 18.

Share Redemption Program

The Company’s Share Redemption Program was terminated effective February 10, 2020, and as a result there were no redemptions during the nine months ended September 30, 2020. The following table summarizes redemptions under the Company’s Share Redemption Program:

(in thousands, except number of redemptions)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Number of redemptions requested	20	49
Number of shares	353	588
Aggregate redemption price	$7,361	$12,374

Distribution Reinvestment Plan

The Corporation had adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of OP Units (other than the Corporation), could elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. The DRIP was terminated effective February 10, 2020. At September 30, 2020 and December 31, 2019, a total of 12,301 and 12,019 shares of common stock, respectively, have been issued under the DRIP.

14. Stock-Based Compensation

On August 4, 2020, the Company awarded 341 shares of restricted common stock under the Equity Incentive Plan to certain officers and employees. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted stock awards vest over a three or four year period from the date of the Internalization, subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. None of the shares of restricted stock were vested at September 30, 2020.

The following table presents information about the Company’s restricted stock awards:

(in thousands)	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Compensation cost	$796	$796
Dividends declared on unvested restricted stock	46	46

The following table presents information about the Company’s restricted stock awards at September 30, 2020:

(in thousands, except recognition period)
Unamortized value of restricted stock awards	$6,194
Weighted average amortization period (in years)	3.0

The following table presents information about the Company’s restricted stock activity during the nine months ended September 30, 2020:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	—	$—
Granted	341	20.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	341	$20.50

The August 4, 2020 grant date fair value per share of $20.50 was based on the determined share value established by the Board of Directors (“Determined Share Value”). Prior to the IPO, the Company sold shares of common stock in a private offering at a price equal to the Determined Share Value, which was established at least quarterly by the Board of Directors based on the net asset value (“NAV”) of the Company’s portfolio, input from management and third-party consultants, and such other factors as the Board of Directors determined.  The Company’s NAV was calculated using its established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of that date based upon, among other factors, the implied market price for each asset based upon a review of market capitalization rates.

15. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$8,750	$23,388	$34,919	$53,460
Less: earnings allocated to unvested restricted shares	(46)	—	(46)	—
Net earnings used to compute basic earnings per common share	$8,704	$23,388	$34,873	$53,460

Diluted earnings:
Net earnings used to compute basic earnings per share	$8,704	$23,388	$34,873	$53,460
Net earnings attributable to non-controlling interests	961	1,650	3,738	3,942
Net earnings used to compute diluted earnings per common share	$9,665	$25,038	$38,611	$57,402

Weighted average number of common shares outstanding:	111,371	98,568	108,300	93,575
Less: weighted average unvested restricted shares (a)	(216)	—	(72)	—
Weighted average number of common shares outstanding used in basic earnings per common share	111,155	98,568	108,228	93,575
Effects of convertible membership units (b)	12,226	6,948	11,519	6,948
Weighted average number of common shares outstanding used in diluted earnings per common share	123,381	105,516	119,747	100,523

Basic earnings per share	$0.08	$0.24	$0.32	$0.57
Diluted earnings per share	$0.08	$0.24	$0.32	$0.57
(a)

Represents the weighted average effects of 341 unvested restricted shares of common stock as of September 30, 2020, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.

(b)

Represents the weighted average effects of 12,226 and 6,948 OP Units outstanding at September 30, 2020 and September 30, 2019, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the OP income attributable to such OP units also be added back to net income, there is no effect to EPS.

16. Supplemental Cash Flow Disclosures

Cash paid for interest was $50,853 and $49,828 for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for income taxes was $1,385 and $809 for the nine months ended September 30, 2020 and 2019, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the nine months ended September 30, 2020 and 2019, the Corporation issued 275 and 2,199 shares, respectively, of Common Stock with a value of approximately $5,733 and $46,084, respectively, under the terms of the DRIP (see Note 13).

•

During the nine months ended September 30, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178,535, and earnout consideration with a fair value of $40,119 as consideration for the Internalization and assumed $90,484 of debt (see Note 4).

•	During the nine months ended September 30, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2,513, with an offset to Additional paid-in capital.
•	During the nine months ended September 30, 2020, the Company reclassified $112,698 of mezzanine equity non-controlling interests to Non-controlling interests.
•	During the nine months ended September 30, 2020, the Company reclassified $66,376 of mezzanine equity common stock, with an offset of $66,375 to Additional paid-in capital and $1 to Common stock.

•

During the nine months ended September 30, 2020, the Company reclassified $18,436 of the carrying value of the earnout liability, with an offset of $11,627 as a component of Non-controlling interests and $6,809 as a component of Additional paid-in capital (see Note 2).

•	During the nine months ended September 30, 2020, $1,656 of incurred but unpaid expenses associated with the IPO were recorded as an offset to Additional paid-in capital (see Note 13).
•	At September 30, 2020 and 2019, dividend amounts declared and accrued but not yet paid amounted to $20,722 and $11,932, respectively.
•

During the nine months ended September 30, 2020, the Company executed lease modifications that resulted in the lease classification changing from direct financing lease to operating lease for four properties. At the modification date, the net investment in the original lease, and therefore the carrying value of the assets recognized, amounted to $9,055.

•

In connection with real estate transactions conducted during the nine months ended September 30, 2019, the Company accepted tenant improvement allowances of $2,517 in exchange for a reduction to the cash paid for the associated real estate assets.

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

17. Commitments and Contingencies

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

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2020	December 31, 2019
Tenant improvement allowances	$1,981	$2,706

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization (see Note 3). The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of September 30, 2020, taxable sales of the applicable properties would trigger liability under the Agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

Obligations Under Operating Leases

Subsequent to the Internalization (see Note 4), the Company leases office space for its corporate headquarters and other locations under non-cancellable operating leases with expiration dates ranging from 2021 to 2023. These leases contain provisions for fixed monthly payments, subject to rent escalations. None of the leases are subject to any sublease agreement. The lease for the corporate headquarters is with a related party (see Note 3).

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

The following table summarizes the total lease costs associated with operating leases:

		For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	Financial Statement Presentation	2020	2019	2020	2019
Operating lease costs
Office leases	General and administrative	$155	$—	$362	$—
Ground leases	Property and operating expense	33	35	100	105
Variable lease costs
Ground leases	Property and operating expense	13	11	43	34
Total lease costs		$201	$46	$505	$139

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease payments	$179	$27	$490	$127

Estimated future lease payments required under non-cancelable operating leases at September 30, 2020, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2020	$176
2021	711
2022	686
2023	505
2024	120
Thereafter	2,411
Total undiscounted cash flows	4,609
Less imputed interest	(1,822)
Lease liabilities	$2,787

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

18. Subsequent Events

On October 15, 2020, the Company paid distributions totaling $20,722.

On October 20, 2020, the underwriters of the Company’s IPO partially exercised their option to purchase up to an additional 5,025 shares of the Company’s Class A Common Stock at the IPO price of $17.00. The underwriters ultimately exercised the option by purchasing an additional 3,500 shares of Class A Common stock. The Company subsequently received $55,930 of additional IPO proceeds as a result of the underwriter’s exercise of their option, net of underwriting fees and discounts.

On November 5, 2020, the Board of Directors declared a quarterly distribution of $0.25 per share on the Company’s common stock and OP Units for the fourth quarter of 2020, which will be payable on or before January 15, 2021 to stockholders and unit holders of record as of December 31, 2020.

Through November 5, 2020 the Company sold two properties with an aggregate carrying value of approximately $5,019 for total proceeds of $8,615. The Company incurred additional expenses related to the sales of approximately $402, resulting in a gain on sale of real estate of approximately $3,194.

Subsequent to September 30, 2020, the Company repaid in full the $591 outstanding balance of notes payable (see Note 10).

19. COVID-19 Pandemic

Since its discovery in December 2019, a novel strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout most countries of the world, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the United States Secretary of Health and Human Services has declared a public health emergency in the United States. In response to the COVID-19 pandemic, many local, state and federal governments have instituted “stay at home” or “shelter in place” rules and restrictions on the types of businesses that may continue to operate, which resulted in closure of many businesses deemed to be non-essential. Many of the Company’s tenants, in particular those who operate in the retail and restaurant industries, depend on in-person interactions with customers to generate unit-level profitability, and have been negatively impacted by the pandemic, as have businesses who supply products and services to these industries. As a result, during the second quarter of 2020, the Company received a number of requests for rent relief and ultimately granted relief to 15 tenants.

For all but one of the 15 tenants granted relief, the Company granted relief in the form of a partial rent deferral. For the remaining tenant, the Company agreed to a partial abatement of rent over a nine-month period with the minimum required rent payable increasing during the period, in exchange for a three-year lease term extension and an upside percentage rent clause during the abatement period. Partial rent deferrals and the abatement represented 0.6% and 1.4% of total contractual base rents due for the three months ended September 30, 2020, respectively.

The partial rent deferrals ranged between two and six months of rent, with a weighted average deferral period of 3.4 months. Repayment periods range from three months to one year, with a weighted average payback period of 5.6 months beginning in July 2020. At September 30, 2020, the weighted average remaining payback period for these deferrals was 4.2 months. The Company has collected 100% of deferred rent that was required to be repaid during the three months ended September 30, 2020 and the balance of rent deferrals remains probable of collection.

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

As of and for the nine months ended September 30, 2020, the impact of the COVID-19 pandemic on the Company’s financial condition, and results of operations has been limited to effects of the grants of rent relief discussed above. The full extent of the pandemic on the Company’s future financial conditions, results of operations, liquidity, and ability to pay distributions will ultimately depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. For further discussion of risks associated with the COVID-19 outbreak, refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q below.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•

“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of the short-term rent deferrals and abatements agreed to as a result of tenant requests for rent relief related to the global coronavirus (“COVID-19”) pandemic, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the last month. As discussed below, as a result of the COVID-19 pandemic, in the first half 2020 we received requests for rent relief from several tenants and agreed to temporarily defer the receipt of rent, or in limited circumstances to abate rent, for a portion of the remaining lease terms. As a result of these requests, we agreed to partial rent relief requests for 15 tenants related to 93 properties whose total base rents represent approximately 9.8% of our ABR. We have excluded the impact of these deferrals and abatements from the calculation of ABR because they are short term in nature relative to the length of our lease terms and relate to a discrete event, and therefore including them in the calculation would not provide an accurate measure of our relative portfolio composition.

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

•

“occupancy” or a specified percentage of our portfolio that is “occupied” means the quotient of (1) the total square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties as of a specified date; and

•

“Revolving Credit Facility” means our $900 million unsecured revolving credit facility, dated September 21, 2020, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto, which replaced our prior $600 million senior unsecured revolving credit facility, dated June 23, 2017, with Manufacturers and Traders Trust Company and the other lenders party thereto, as amended from time to time.

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types. As of September 30, 2020, our portfolio has grown to 627 properties in 41 U.S. states and one property in Canada, with an aggregate gross asset value of approximately $4.0 billion.

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

-

Diversified Portfolio. As of September 30, 2020, our portfolio comprised approximately 27.3 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):

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

o	Geographic Diversity: Our properties are located in 41 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.5% of our ABR.
o

Tenant and Industry Diversity: Our properties are occupied by approximately 182 different commercial tenants who operate 169 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 2.5% of our ABR.

-

Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2020, our portfolio was approximately 99.8% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.8 years, excluding renewal options.

-	Standard Contractual Base Rent Escalation. Approximately 98.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
-

Extensive Tenant Financial Reporting. Approximately 88.4% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 6.4% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise.

Further information concerning our real estate portfolio is included in Real Estate Portfolio Information below.

Recent Developments – Stock Split and Initial Public Offering

On September 18, 2020, we effected a four-for-one split on the outstanding shares of our common stock (“Common Stock”). Concurrent with the stock split, the OP effected a four-for-one stock split of its outstanding OP Units. No fractional shares or OP Units were issued as a result of the stock split. All historic share and per share amounts have been adjusted to give retroactive effect to the stock split.

On September 21, 2020, we closed an initial public offering (“IPO”) at $17.00 per share, of 33.5 million shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”). Shares of the Class A Common Stock are listed on the New York Stock Exchange under the symbol “BNL”. The terms of the Class A Common Stock are identical to the terms of the Common Stock, except that each share of Class A Common Stock will automatically convert into one share of Common Stock on March 20, 2021. The Common Stock will subsequently be listed on the New York Stock Exchange on March 22, 2021, which represents the first trading day following the 180-day period following the closing of the IPO.

On October 20, 2020, the underwriters of our IPO partially exercised their option to purchase up to an additional 5.025 million shares of our Class A Common Stock at the IPO price of $17.00. The underwriters ultimately exercised such option by purchasing an additional 3.5 million shares of Class A Common stock. We subsequently received $55.9 million of additional IPO proceeds as a result of the underwriter’s exercise of their option, net of underwriting fees and discounts.

COVID-19 Pandemic Update

The rapidly evolving circumstances related to the COVID-19 pandemic have resulted in deep economic uncertainty and far-reaching impacts on almost every business and industry, including industries in which our tenants operate. In response to the COVID-19 pandemic, many countries and U.S. states, including the areas in which we operate, adopted certain measures to mitigate the ongoing public health crises. Such measures included “shelter in place” or “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate in many countries and U.S. states. Although such restrictions have been or were in the process of being lifted in several locations, the recent resurgence of COVID-19 cases has led to a reinstatement or partial reinstatement of restrictions in some locations. We cannot predict whether and to what extent additional states and cities will implement similar restrictions or when restrictions currently in place will expire. Further, the impacts of a potential worsening of economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, and consumer spending, as well as other unanticipated consequences, remain unknown.

The sections below summarize the impacts of the COVID-19 pandemic on our results of operations, liquidity and capital resources, during the three and nine months ended September 30, 2020, as well as management’s view of potential impacts on our future results of operations, liquidity and capital resources. For more discussion on the risks associated with the COVID-19 outbreak, see Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 7, 2020.

Impact to Results of Operations

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that typically impact our results of operations and financial condition, which may be exacerbated by the COVID-19 pandemic, include rental rates and collections, property dispositions, lease renewals and occupancy, acquisition activity, net lease terms, interest expense, general and administrative expenses, tenant bankruptcies, and impairments.

Rental Rates and Collections

Our financial results depend on our ability to timely collect contractual rents due under our long-term net leases. The COVID-19 pandemic’s impact on us has primarily manifested through tenant requests for rent relief, which we received in late March 2020 and during the second quarter from 59 tenants related to 295 properties. As of June 30, 2020, we had resolved all active outstanding requests for rent relief as of that time, and no further requests were received during the third quarter of 2020. In total, we granted partial rent relief requests to 15 tenants related to 93 properties.

We evaluated each request for rent relief as a unique situation, employing a rigorous credit and business analysis focusing on, among other things, industry circumstances, the tenant’s financial performance, liquidity position, lease structure, and geographic location, and regulatory impacts on the tenant’s operations (e.g., stay-at-home orders, essential v. nonessential business designations). Based on our analyses, we granted relief on a select basis only to those tenants we determined to be most in need. In cases where we granted rent relief, we focused on negotiating the shortest possible repayment period and, when possible, lease enhancements (e.g. extensions of term). There were several tenants who requested rent relief that we believed were well positioned to continue making rent payments during the pandemic. Many of those tenants had strong balance sheets and liquidity positions, had applied for or received Paycheck Protection Program loan funding under the CARES Act, or were designated as essential businesses and could continue to operate despite restrictions on other businesses. We declined to agree to any rent relief in those circumstances, and in all such cases the tenants continued to pay all rents due as of September 30, 2020.

The rent relief requests we granted included partial deferral of payment of rent with 14 tenants, and a partial abatement of rent with one tenant. The partial rent deferrals ranged in length between two and six months, with a weighted average deferral of 3.4 months. Amounts deferred will be repaid over periods ranging between three months to one year. At September 30, 2020, the deferral periods for all 14 tenants who received partial rent deferrals have expired, and the weighted average repayment period for remaining deferrals was 4.2 months. The partial abatement represents a portion of rents due over a nine-month period, with the minimum required rent payable increasing during the abatement period. In exchange, we negotiated a three-year lease term extension and an upside percentage rent clause during the abatement period, which we expect to provide us with long-term value accretion.

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

The following chart summarizes our third quarter 2020 rent collections to date:

1Relates to post-petition rents due from one tenant who had filed for bankruptcy

The following tables summarize our third quarter 2020 rent collection, in total and by tenant industry and property type:

	% of
	September	% Base Rent Collected				% Base Rent Not Collected
Tenant Industry	ABR	July	August	September	Q3	Deferred	Abated	Bankruptcy
Restaurants	15.8%	89.6%	92.0%	92.0%	91.2%	—	8.8%	—
Home Furnishing Retail	2.8%	90.5%	100.0%	100.0%	96.7%	—	—	3.3%
Specialty Stores	2.2%	89.4%	89.4%	89.5%	89.5%	10.5%	—	—
Industrial Machinery	1.9%	84.6%	100.0%	100.0%	94.9%	5.1%	—	—
Life Sciences Tools & Services	1.4%	82.0%	100.0%	100.0%	94.0%	6.0%	—	—
Movies & Entertainment[2]	1.1%	50.0%	100.0%	100.0%	83.5%	16.5%	—	—
All Other	74.8%	100.0%	100.0%	100.0%	100.0%	—	—	—
Grand Total	100.0%	96.7%	98.5%	98.5%	97.9%	0.6%	1.4%	0.1%

[2]	Industrial tenant.

	% of
	September	% Base Rent Collected				% Base Rent Not Collected
Property Type	ABR	July	August	September	Q3	Deferred	Abated	Bankruptcy
Industrial	44.4%	97.6%	99.5%	99.4%	98.8%	1.2%	—	—
Healthcare	20.1%	98.6%	99.9%	99.9%	99.5%	0.5%	—	—
Restaurant	15.5%	89.4%	91.9%	91.9%	91.1%	—	8.9%	—
Office	10.0%	100.0%	100.0%	100.0%	100.0%	—	—	—
Retail	8.3%	96.2%	100.0%	100.0%	98.7%	—	—	1.3%
Other	1.7%	100.0%	100.0%	100.0%	100.0%	—	—	—
Grand Total	100.0%	96.7%	98.5%	98.5%	97.9%	0.6%	1.4%	0.1%

Rent collections have remained strong during the fourth quarter to date. As of the date of this filing, we had collected 98.5% of contractual base rents due for October 2020 as well as 100% of amounts due to be repaid in October 2020 under rent deferral agreements. Despite our continued strong rent collections subsequent to the outbreak of the COVID-19 pandemic, the duration of the pandemic and the potential ongoing impacts of the virus on our tenants’ ability to conduct their business should additional governmental restrictions be implemented, could have a significant negative impact on our ability to continue to collect future rents.

Property Dispositions

From time to time, we strategically dispose of properties, primarily when we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives. The resulting gains or losses on dispositions may materially impact our operating results, and the recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale. As a result of the COVID-19 pandemic, we have seen a slowdown in real estate transactions and weakening market conditions for several property types resulting from an increase in vacant rental space. Although we have been able to dispose of properties during the first nine months of 2020 at advantageous prices, in the short term, the slowdown in market activity may inhibit our ability to further dispose of properties we have identified for disposition, including those leased by tenants that experience significant credit deterioration as a result of the COVID-19 pandemic, and the price at which we are able to sell the properties may be negatively impacted. We will continue to monitor the pandemic’s impact and continue to selectively dispose of properties when advantageous to do so.

Lease Renewals and Occupancy

As of September 30, 2020, the ABR weighted average remaining term of our portfolio was approximately 10.8 years, excluding renewal options, and approximately 8.2% of our leases (based on ABR) will expire prior to January 1, 2025. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our occupancy rates have remained strong during the COVID-19 pandemic, standing at 99.6% as of September 30, 2020 based on rentable square footage. Additionally, when negotiating COVID-19 related rent relief agreements, we have sought to extend lease terms where possible to preserve the continuity of tenants and long-term cash flows derived from our portfolio. While we believe our portfolio’s diversity should allow us to manage the impact the COVID-19 pandemic may have on lease renewals and occupancy, we continue to monitor the pandemic’s effects on several industries in which our tenants operate, such as bankruptcies by large retailers, continued or increased occupancy limits established by local governments on the casual dining industry, as well as the potential long-term effects on the demand for and utilization of office space as companies consider adopting increased work from home models.

Acquisition Activity

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property acquisitions. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our acquisition volume also depends on our ability to access third-party debt and equity financing. The COVID-19 pandemic caused a slowdown in acquisition volume, and we did not acquire any new properties during the first nine months of 2020. We have continued to monitor the pandemic’s impact on capitalization rates, interest rates, and access and cost of equity and debt capital.

We currently have a robust pipeline of potential investment opportunities, including two acquisitions that are currently under executed contract. We are a party to two purchase and sale agreements for an aggregate purchase price of approximately $33 million (excluding transaction costs) for a weighted average initial cash capitalization rate of approximately 7.03%. We expect that these transactions will close during the fourth quarter of 2020. At the time of acquisition, the properties will have an expected weighted average remaining lease term of approximately 18.2 years and weighted average annual rent increases of approximately 1.92%. In connection with these acquisitions, we expect to enter into or assume leases with an initial ABR of approximately $2.3 million. While we regard the completion of these pending acquisitions to be probable, these transactions are subject to customary closing conditions, including the completion of due diligence, and there can be no assurance that these acquisitions will be completed on the terms described above or at all. These acquisitions will be funded using the net proceeds raised pursuant to our initial public offering.

Net Lease Terms

Substantially all of our leases are net leases pursuant to which our tenant generally is obligated to pay all expenses associated with the leased property including real estate taxes, insurance, maintenance, repairs, and capital costs. A limited number of leases require that we pay some or all of the property expenses such as the cost of environmental liabilities, roof and structure repairs, real estate taxes, insurance, or certain non-structural repairs and maintenance. Additionally, we seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types, while less relevant to our other property types, such as healthcare and industrial. As of September 30, 2020, master leases contributed approximately 34.2% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 73.4% of our restaurant property ABR (161 of our 240 restaurant properties), and 51.3% of our retail property ABR (78 of our 128 retail properties).

In instances in which we granted rent relief, we generally preserved the rights afforded to us pursuant to our leases. The ongoing COVID-19 pandemic presents certain risks of modifications to our lease terms, including certain rights we have under master leases. The ongoing impact of the COVID-19 pandemic could also increase the risk of tenants’ failure to meet their lease obligations, including the risk that the prolonged economic downturn forces tenants into bankruptcy. An increase in the number of leases under which we are responsible for some or all property related expenses could negatively influence our operating results.

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

Interest rates have continued to decline as the U.S. federal government attempts to combat the economic impacts of the COVID-19 pandemic. We benefited from this dynamic to the extent our floating rate borrowings were unhedged during the third quarter. Such borrowings bear interest at variable rates equal to LIBOR plus a margin based on our credit rating. The one-month LIBOR rate decreased from 1.76% at December 31, 2019, to 0.15% at September 30, 2020. We repaid $456.3 million of unhedged borrowings with the proceeds of our IPO, and approximately $110 million of our outstanding borrowings at September 30, 2020, remained unhedged. Restrictions in credit markets resulted in increased borrowing spreads across the debt capital markets earlier in the year as compared to the end of 2019, although they have since narrowed. As market conditions evolve and we return to executing against our growth strategy, additional changes in interest rates and our borrowing spreads could influence our operating results.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation and related costs, third party legal, accounting, and consulting costs, travel and entertainment, and general office expenses. Since March 16, 2020, we have been primarily operating under a work from home policy. As of the date of this filing, the policy remains in effect. Given our limited headcount, we have not incurred a material amount of cash outlays on information technology or infrastructure to facilitate our remote workforce, and do not believe we will incur significant costs in the future. We have experienced a significant decrease in travel and entertainment expenses, as social distancing guidelines and restrictions have limited corporate travel. These benefits, however, may be outweighed by incremental third party legal, accounting, and consulting costs if the impacts of the COVID-19 pandemic worsen.

Tenant Bankruptcies

Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenants and maintain our portfolio’s occupancy. We have historically experienced only a limited number of tenant bankruptcies, which have not been material to our financial results. During the nine months ended September 30, 2020, only one of our tenants was subject to bankruptcy proceedings which resulted in vacancies and our assumption of certain landlord responsibilities. The bankruptcy for this tenant concluded during the third quarter, we successfully re-leased the majority of properties, and reached a court approved settlement whereby we received approximately 86.5% of the total post-petition base rent that had been owed by the tenant. We have yet to see the long-term effects of the pandemic and the extent to which it may impact our tenants in the future. A prolonged exposure to the negative economic impacts of the pandemic may result in additional tenant bankruptcies.

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above were to change in the future, an impairment may need to be recognized. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the COVID-19 pandemic, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the three and nine months ended September 30, 2020, we recognized $14.7 million and $17.4 million, respectively, of impairment charges, mainly resulting from changes in our long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where we have vacant properties being marketed for re-lease or sale. We face the risk of additional impairments depending on the long-term effects of the COVID-19 pandemic and the extent to which it may impact our tenants in the future.

Impact to Liquidity and Capital Resources

Given the economic uncertainty and evolving circumstances related to the COVID-19 pandemic and the potential for further tenant requests for rent relief, we continue to evaluate all options for strengthening our liquidity position. Most recently, our IPO and upsizing of our Revolving Credit Facility during the third quarter have each bolstered our liquidity, reduced our leverage and allowed us to maintain financial flexibility. Earlier in the year, we temporarily suspended our distributions to shareholders based upon the uncertainties surrounding the COVID-19 pandemic. Our board of directors approved a quarterly distribution of $0.135 per share at its August 4, 2020 meeting. At its November 5, 2020 meeting, the board approved a $0.25 distribution per common share and OP Unit to stockholders and OP Unit holders of record as of December 31, 2020, payable on or before January 15, 2021.

In addition to our $109.0 million of cash and restricted cash on hand at September 30, 2020, we also have $900 million of available capacity under our Revolving Credit Facility. Under the terms of our credit agreements, we must maintain ratios of total indebtedness to total market value, and total unsecured indebtedness to total unencumbered eligible property value (together, “leverage covenant ratios”), of less than 60%, measured as of each quarter end. Taking into consideration our leverage covenant ratios, as of September 30, 2020 we had approximately $738 million of available borrowing capacity under our covenants. Management believes we were in compliance with the terms of our covenants as of September 30, 2020.

We believe our cash on-hand and available capacity on our credit facilities provides us with the ability to meet all current obligations and to maintain our REIT status. However, the COVID-19 pandemic’s ultimate impact on our tenants is not yet known, and could result in significantly aged delinquencies and tenant defaults, which would have a direct impact on our leverage covenant ratios. See further discussion concerning our liquidity in Liquidity and Capital Resources below.

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

Real Estate Portfolio Information

To achieve an appropriate risk-adjusted return, we intend to maintain a highly diversified portfolio of primarily single-tenant commercial real estate properties spread across multiple property types, geographic locations, tenants, and industries and that have cross-diversification within each.

The following charts summarize our portfolio diversification by property type, tenant, brand, industry and geographic location as of September 30, 2020. The percentages below are calculated based on our ABR of $288.0 million as of September 30, 2020.

Diversification by Property Type

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	55	$40,876	14.2%	7,635	28.0%
Distribution & Warehouse	32	39,759	13.8%	7,013	25.7%
Food Processing	14	18,275	6.3%	2,131	7.8%
Flex and R&D	7	16,600	5.8%	1,457	5.3%
Cold Storage	4	12,497	4.3%	933	3.4%
Industrial Total	112	128,007	44.4%	19,169	70.2%
Healthcare
Clinical	50	25,540	8.9%	1,081	3.9%
Surgical	15	9,701	3.4%	345	1.3%
Animal Health Services	20	8,072	2.8%	314	1.1%
Life Science	9	7,478	2.6%	549	2.0%
Healthcare Services	26	6,771	2.4%	262	1.0%
Healthcare Total	120	57,562	20.1%	2,551	9.3%
Restaurant
Quick Service Restaurants	150	24,589	8.5%	506	1.9%
Casual Dining	90	20,117	7.0%	575	2.1%
Restaurant Total	240	44,706	15.5%	1,081	4.0%
Office
Strategic Operations	7	13,554	4.7%	1,021	3.7%
Corporate Headquarters	6	9,636	3.3%	671	2.5%
Call Center	4	5,683	2.0%	392	1.4%
Office Total	17	28,873	10.0%	2,084	7.6%
Retail
Automotive	56	9,722	3.4%	784	2.9%
General Merchandise	57	8,451	2.9%	677	2.5%
Home Furnishings	15	5,713	2.0%	860	3.1%
Retail Total	128	23,886	8.3%	2,321	8.5%
Other	11	4,963	1.7%	117	0.4%
Total	628	$287,997	100.0%	27,323	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	24	$7,306	2.5%	196	0.7%
Jack's Family Restaurants LP*	Quick Service Restaurants	36	6,067	2.1%	121	0.5%
Axcelis Technologies, Inc.	Flex and R&D	1	5,730	2.0%	417	1.5%
Hensley & Company*	Distribution & Warehouse	3	5,643	2.0%	577	2.1%
Outback Steakhouse of Florida LLC*1	Casual Dining	23	5,313	1.8%	146	0.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.8%	156	0.6%
BluePearl Holdings, LLC*	Animal Health Services	12	5,009	1.7%	154	0.6%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,764	1.7%	1,302	4.8%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,646	1.6%	545	2.0%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,344	1.5%	310	1.1%
Total Top 10 Tenants		146	53,856	18.7%	3,924	14.4%

Nationwide Mutual Insurance Company*	Strategic Operations	2	4,165	1.5%	407	1.5%
Arkansas Surgical Hospital	Surgical	1	4,156	1.5%	129	0.5%
American Signature, Inc.	Home Furnishings	6	4,141	1.4%	474	1.7%
Cascade Aerospace Inc.	Manufacturing	1	3,884	1.3%	231	0.9%
Fresh Express Incorporated	Food Processing	1	3,819	1.3%	335	1.2%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,742	1.3%	154	0.6%
Bob Evans Restaurants, LLC*	Casual Dining	23	3,728	1.3%	121	0.4%
Tractor Supply Company	General Merchandise	14	3,604	1.2%	281	1.0%
Centene Management Company, LLC	Strategic Operations	1	3,267	1.2%	220	0.8%
Zips Car Wash, LLC*	Automotive	14	3,255	1.1%	57	0.2%
Total Top 20 Tenants		210	$91,617	31.8%	6,333	23.2%

[1]	Tenant’s properties include 21 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*	Subject to a master lease.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster*	Casual Dining	24	$7,306	2.5%	196	0.7%
Jack's Family Restaurants*	Quick Service Restaurants	36	6,067	2.1%	121	0.5%
Axcelis	Flex and R&D	1	5,730	2.0%	417	1.5%
Hensley*	Distribution & Warehouse	3	5,643	2.0%	577	2.1%
Bob Evans Farms*1	Casual Dining/Food Processing	24	5,574	1.9%	297	1.0%
Wendy's#	Quick Service Restaurants	39	5,568	1.9%	115	0.4%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.8%	156	0.6%
BluePearl Veterinary Partners*	Animal Health Services	12	5,009	1.7%	154	0.6%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,764	1.7%	1,302	4.8%
Siemens	Manufacturing/Flex and R&D	2	4,646	1.6%	545	2.0%
Total Top 10 Brands		185	55,341	19.2%	3,880	14.2%

Outback Steakhouse*	Casual Dining	21	4,624	1.6%	133	0.5%
Nestle'	Cold Storage	1	4,344	1.5%	310	1.1%
Taco Bell#	Quick Service Restaurants	32	4,169	1.5%	82	0.3%
Nationwide Mutual Insurance Co.*	Strategic Operations	2	4,165	1.5%	407	1.5%
Arkansas Surgical Hospital	Surgical	1	4,156	1.5%	129	0.5%
Value City Furniture	Home Furnishings	6	4,141	1.4%	474	1.7%
Cascade Aerospace	Manufacturing	1	3,884	1.3%	231	0.9%
Chiquita	Food Processing	1	3,819	1.3%	335	1.2%
Securus Technologies	Corporate Headquarters	1	3,742	1.3%	154	0.6%
Tractor Supply Co.	General Merchandise	14	3,604	1.2%	281	1.0%
Total Top 20 Brands		265	$95,989	33.3%	6,416	23.5%
*	Subject to a master lease.
#	Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.
[1]	Brand includes one BEF Foods, Inc property and 23 Bob Evans Restaurants, LLC properties.

Diversification by Industry

Industry	ABR as a % of Total Portfolio
Healthcare Facilities	15.8%
Restaurants	15.8%
Food Distributors	4.4%
Packaged Foods & Meats	3.9%
Auto Parts & Equipment	3.5%
Metal & Glass Containers	3.3%
Specialized Consumer Services	3.3%
Healthcare Services	2.8%
Home Furnishing Retail	2.8%
Aerospace & Defense	2.6%
Distributors	2.4%
Electronic Components	2.3%
Air Freight & Logistics	2.2%
Specialty Stores	2.2%
Industrial Machinery	1.9%
Top 15 Tenant Industries	69.2%
Other (39 industries)	30.8%
Total	100.0%

Diversification by Geography

State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	53	$30,167	10.5%	3,141	11.5%	VA	13	$4,351	1.5%	110	0.4%
IL	26	18,207	6.3%	1,981	7.2%	WA	15	4,115	1.4%	150	0.6%
CA	11	15,564	5.4%	1,554	5.7%	MO	9	3,882	1.3%	733	2.7%
WI	32	15,447	5.4%	1,611	5.9%	KY	17	3,446	1.2%	176	0.6%
FL	46	15,190	5.3%	792	2.9%	LA	3	3,122	1.1%	175	0.6%
MI	35	14,413	5.0%	1,439	5.3%	NE	6	2,958	1.0%	509	1.9%
OH	35	14,024	4.9%	1,369	5.0%	MD	4	2,856	1.0%	293	1.1%
IN	29	12,385	4.3%	1,738	6.4%	NM	8	2,730	0.9%	96	0.4%
NC	28	10,607	3.7%	1,139	4.2%	IA	4	2,644	0.9%	622	2.3%
MA	4	9,551	3.3%	1,009	3.7%	SC	11	2,435	0.8%	289	1.1%
PA	16	9,372	3.3%	1,071	3.9%	UT	3	2,289	0.8%	280	1.0%
MN	20	9,075	3.2%	1,225	4.5%	MS	3	1,866	0.6%	258	0.9%
NY	15	9,048	3.1%	572	2.1%	CT	2	1,648	0.6%	55	0.2%
TN	37	9,029	3.1%	372	1.4%	WV	8	1,630	0.6%	36	0.1%
AZ	8	8,434	2.9%	761	2.8%	MT	7	1,526	0.5%	43	0.2%
AL	45	7,725	2.7%	177	0.6%	CO	3	1,434	0.5%	94	0.3%
AR	10	7,117	2.5%	278	1.0%	NV	2	1,307	0.5%	81	0.3%
OK	21	6,923	2.4%	806	2.9%	ND	2	923	0.3%	28	0.1%
GA	19	5,984	2.1%	968	3.5%	DE	3	663	0.2%	35	0.1%
KS	10	4,893	1.7%	639	2.3%	WY	1	307	0.1%	21	0.1%
NJ	3	4,826	1.7%	366	1.3%	Total US	627	$284,113	98.6%	27,092	99.1%
						Total Canada	1	3,884	1.4%	231	0.9%
						Grand Total	628	$287,997	100.0%	27,323	100.0%

As of September 30, 2020, approximately 99.8% of our portfolio’s rentable square footage, representing all but six of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for two of our properties, representing less than 0.1% of our ABR, will expire during 2020, and leases for an additional six properties, representing approximately 0.5% of our ABR, will expire during 2021 excluding renewal options. During the third quarter of 2020 we extended the terms of leases with two tenants. As of September 30, 2020, the ABR weighted average remaining term of our leases was approximately 10.8 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 59.1% of our rental revenue was derived from leases that will expire during 2030 and thereafter, and no more than 9.2% of our rental revenue was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2020.

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2020	2	$42	—	157	0.6%
2021	6	1,546	0.5%	89	0.3%
2022	4	3,347	1.2%	124	0.4%
2023	8	5,154	1.8%	538	2.0%
2024	12	13,629	4.7%	1,694	6.2%
2025	19	7,697	2.7%	682	2.5%
2026	33	17,985	6.2%	1,394	5.1%
2027	30	23,098	8.0%	2,029	7.4%
2028	33	26,392	9.2%	2,708	9.9%
2029	60	19,020	6.6%	2,529	9.3%
2030	89	49,394	17.2%	5,046	18.5%
2031	16	5,078	1.8%	503	1.8%
2032	36	21,723	7.5%	2,295	8.4%
2033	37	15,123	5.3%	1,635	6.0%
2034	30	5,358	1.9%	344	1.3%
2035	54	17,731	6.2%	1,959	7.2%
2036	28	9,588	3.3%	811	3.0%
2037	19	14,794	5.1%	913	3.3%
2038	32	6,653	2.3%	303	1.1%
2039	12	8,974	3.1%	933	3.4%
Thereafter	62	15,671	5.4%	570	2.1%
Untenanted properties	6	—	—	67	0.2%
Total	628	$287,997	100.0%	27,323	100.0%

Results of Operations

Overview

As of September 30, 2020, our real estate investment portfolio had a gross asset value of approximately $4.0 billion, consisting of investments in 627 commercial real estate properties with locations in 41 states and one real estate property located in British Columbia, Canada, and leased to tenants in various industries. All but six of our properties were subject to a lease as of September 30, 2020.

Lease Revenues, net

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2020	2019	$	%	2020	2019	$	%
Contractual rental amounts billed for operating leases	$69,270	$65,579	$3,691	5.6%	$209,440	$184,292	$25,148	13.6%
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,768	5,575	1,193	21.4%	16,709	16,015	694	4.3%
Variable rental amounts earned	234	—	234	>100.0%	308	—	308	>100.0%
Earned income from direct financing leases	757	1,005	(248)	(24.7)%	2,599	3,014	(415)	(13.8)%
Operating expenses billed to tenants	3,389	3,811	(422)	(11.1)%	11,456	10,572	884	8.4%
Other income from real estate transactions	64	431	(367)	(85.2)%	795	431	364	84.5%
Adjustment to revenue recognized for uncollectible rental amounts billed	262	—	262	>100.0%	(1,961)	(440)	(1,521)	>(100.0)%
Total Lease revenues, net	$80,744	$76,401	$4,343	5.7%	$239,346	$213,884	$25,462	11.9%

The increase in Lease revenues, net for the three and nine months ended September 30, 2020, was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during 2019. In 2019, we significantly increased the size of our portfolio, adding 74 new properties at an aggregate cost of approximately $1.0 billion, excluding capitalized acquisition costs. Our acquisitions were largely weighted towards the second half of the year, with the closing of a $735.7 million industrial and office portfolio in August. As of September 30, 2020, our portfolio was 99.8% occupied (based on rentable square footage), with ABR weighted average annual rent increases of 2.1%.

Operating Expenses

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2020	2019	$	%	2020	2019	$	%
Operating expenses
Depreciation and amortization	$31,363	$28,392	$2,971	10.5%	$102,503	$77,989	$24,514	31.4%
Asset management fees	—	5,610	(5,610)	(100.0)%	2,461	16,048	(13,587)	(84.7)%
Property management fees	—	2,098	(2,098)	(100.0)%	1,275	5,918	(4,643)	(78.5)%
Property and operating expense	4,187	3,855	332	8.6%	12,492	11,497	995	8.7%
General and administrative	7,214	1,315	5,899	>100.0%	18,756	3,807	14,949	>100.0%
Provision for impairment of investment in rental properties	14,732	2,435	12,297	>100.0%	17,399	3,452	13,947	>100.0%
Total operating expenses	$57,496	$43,705	$13,791	31.6%	$154,886	$118,711	$36,175	30.5%

Depreciation and amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2020, is primarily due to the growth in our real estate portfolio.

Asset management fees and Property management fees

Prior to the Internalization on February 7, 2020, we paid our third-party manager a quarterly fee equal to 0.25% of the aggregate value of our equity on a fully diluted basis, based on the Determined Share Value established by our board of directors. Additionally, we paid our third-party manager a monthly fee equal to 3% of gross rentals collected from our real estate portfolio as compensation for its property management services. Upon completion of the Internalization, the agreements with the third-party manager were terminated, resulting in a decrease in these expenses as compared to the prior year period. Our management fees were replaced by compensation and related costs associated with an internalized management structure, and corresponding general and administrative expenses.

General and administrative

The increase in general and administrative expenses mainly reflects the impact of the Internalization associated with our newly acquired employee base. Following the Internalization, our asset and property management fees were replaced with compensation and related expenses, which totaled $4.6 million and $11.3 million during the three and nine months ended September 30, 2020, respectively, along with associated general and administrative expenses. We are achieving costs savings from our internalized structure, as the increase in general and administrative expenses is less than the combined decrease in asset management, property management, and disposition fees incurred during the three and nine months ended September 30, 2020 under our prior externally managed structure.

Provision for impairment of investment in rental properties

During the three and nine months ended September 30, 2020, we recognized $14.7 million and $17.4 million, respectively, of impairment on our investments in rental properties, compared to $2.4 million and $3.5 million during the three and nine months ended September 30, 2019, respectively. The following table presents the impairment charges for their respective periods:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except number of properties)	2020	2019	2020	2019
Number of properties	3	3	6	4
Carrying value prior to impairment charge	$27,229	$12,884	$51,445	$15,901
Fair value	12,497	10,449	34,046	12,449
Impairment charge	$14,732	$2,435	$17,399	$3,452

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expenses)
Interest income	$—	$5	$(5)	(100.0)%	$20	$6	$14	>100.0%
Interest expense	(18,511)	(18,465)	46	0.2%	(59,015)	(51,025)	7,990	15.7%
Cost of debt extinguishment	(392)	(455)	(63)	(13.8)%	(414)	(1,176)	(762)	(64.8)%
Gain on sale of real estate	1,060	12,585	(11,525)	(91.6)%	9,725	16,772	(7,047)	(42.0)%
Income taxes	(129)	(405)	(276)	(68.1)%	(1,080)	(1,153)	(73)	(6.3)%
Internalization expenses	(1,929)	(923)	1,006	>100.0%	(3,523)	(1,195)	2,328	>100.0%
Change in fair value of earnout liability	6,362	—	6,362	>100.0%	8,506	—	8,506	>100.0%
Other gains (losses)	2	—	2	>100.0%	(22)	—	(22)	>(100.0)%

Interest expense

Increased interest expense during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, reflects increased average outstanding borrowings in the comparable periods. We incurred incremental revolver and term loan borrowings in August 2019 to fund a significant acquisition and in February 2020 in connection with the Internalization. These borrowings were unhedged and bore interest at a variable rate based on LIBOR, which decreased from 1.76% at December 31, 2019 to 0.15% at September 30, 2020. As a result, we benefited from declining interest rates during the period of time they were outstanding. The borrowings were fully repaid in September 2020 with proceeds from our IPO. As of September 30, 2020, approximately $110.0 million of our borrowings remain unhedged.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2020, we recognized gains of $1.1 million on the sale of five properties, compared to gains of $12.6 million on the sale of 16 properties during the three months ended September 30, 2019. During the nine months ended September 30, 2020, we recognized gains of $9.7 million on the sale of 18 properties, compared to gains of $16.8 million on the sale of 25 properties during the nine months ended September 30, 2019.

Internalization expenses

During the three and nine months ended September 30, 2020, we incurred $1.9 million and $3.5 million, respectively, of third-party fees and consulting expenses associated with the Internalization, compared to $0.9 million and $1.2 million of such expenses during three and nine months ended September 30, 2019, respectively. We expect any incremental internalization expenses in the future to be limited to third party legal and accounting fees related to residual work in connection with the transaction.

Change in fair value of earnout liability

As part of the Internalization we may be required to pay additional earnout consideration if certain milestones are achieved during the Earnout Periods. We record the fair value of this contingent consideration in the Condensed Consolidated Balance Sheets, and update the fair value at the end of each reporting period. To the extent the change in fair value relates to a portion of the earnout consideration that is classified as a liability, we record the change through earnings. We estimate the fair value of the earnout liability by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis to estimate fair value. These estimates require the Company to make various assumptions about future share prices, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. The change in the fair value of the earnout liability during the three and nine months ended September 30, 2020, reflects the IPO stock price and changes in the peer stock price volatility assumption, which is attributable to changes in economic circumstances impacting global equity markets.

Net income and Net earnings per diluted share

	For the three months ended				For the nine months ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(in thousands, except per share data)	2020	2019	$	%	2020	2019	$	%
Net income	$9,711	$25,038	$(15,327)	(61.2)%	$38,657	$57,402	$(18,745)	(32.7)%
Net earnings per diluted share	0.08	0.24	(0.16)	(66.7)%	0.32	0.57	(0.25)	(43.9)%

The decrease in net income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily due to a $12.3 million increase in impairment charges, an $11.5 million decrease in gains on sale of real estate, and a $3.0 million increase in depreciation and amortization expense associated with a larger real estate portfolio. These factors were partially offset by revenue growth of $4.3 million and a $6.4 million decrease in the fair value of our earnout liability in 2020 with no comparable adjustment in the prior year. In addition, as a result of the Internalization, increased general and administrative expenses of $5.9 million were offset by $7.7 million lower asset management and property management fees. The decrease in net income for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily due to a $24.5 million increase in depreciation and amortization expense, a $13.9 million increase in impairment charges, an $8.0 million increase in interest expense, a $7.0 million decrease in gains on sale of real estate, and a $2.3 million increase in internalization expenses. These factors were partially offset by revenue growth of $25.5 million and a $8.5 million decrease in the fair value of our earnout liability in 2020 with no comparable adjustment in the prior year. In addition, as a result of the Internalization, increased general and administrative expenses of $14.9 million were offset by $18.2 million lower asset management and property management fees.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons. These fluctuations, combined with the increase in our weighted average shares outstanding resulting from continued equity raises associated with our deleveraging plans subsequent to a significant acquisition in the third quarter of 2019 and the common shares and OP Units issued in conjunction with the IPO and Internalization, contributed to the $0.16 decrease in net earnings per diluted share for the three months ended September 30, 2020 and the $0.25 decrease in net earnings per diluted share for the nine months ended September 30, 2020.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage model has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating of Baa3 from Moody’s Investors Service (“Moody’s”), which was reaffirmed in July 2020. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of September 30, 2020, we had total debt outstanding of $1,549.1 million and a Net Debt to Annualized Adjusted EBITDAre ratio of approximately 5.20x.

Net Debt and Annualized Adjusted EBITDAre are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, and to pay distributions. We do not currently anticipate making significant capital expenditures or incurring other significant property costs because of the strong occupancy levels across our portfolio and the nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital is provided through unsecured term notes, revolving debt facilities, and senior unsecured notes. Further, we anticipate access to the public unsecured bond market, which was historically largely unavailable to us, following our IPO.

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

Equity Capital Resources

On September 21, 2020, we completed our IPO and issued 33.5 million shares of stock for net proceeds of $532.3 million. We used $216.5 million of the net proceeds to fully repay the outstanding borrowings and accrued interest under our then existing revolving credit agreement and $240.2 million of the proceeds to fully repay the outstanding principal and accrued interest associated with an unsecured term loan. Subsequent to quarter end, on October 20, 2020, we received an additional $55.9 million in net proceeds as a result of the exercise in part by the underwriters of the IPO of their option to purchase additional shares at the IPO price of $17.00 per share.

Prior to the IPO, equity capital for our real estate acquisition activity was provided by proceeds from our private offering, including distributions reinvested through our DRIP. We suspended our private offering on January 10, 2020. Accordingly, we did not raise any equity through our private offering during the first nine months of 2020. During the nine months ended September 30, 2020, we raised approximately $5.9 million in equity capital through our DRIP. We announced on January 10, 2020 that we were terminating our DRIP, effective February 10, 2020.

Existing Credit Facilities

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes at September 30, 2020.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$—	one-month LIBOR + 1.20%	Sept. 2023
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.25%	Feb. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.25%	Jun. 2024
2026 Unsecured Term Loan	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total	1,440,000
Debt issuance costs, net	(6,505)
	$1,433,495

Revolving Credit Facility

In connection with the IPO, in September 2020 we replaced our prior $600.0 million revolving credit facility with the $900.0 million Revolving Credit Facility that includes $20.0 million available for issuance of letters of credit. The Revolving Credit Facility has an initial maturity date of September 2023 and provides for two six-month extensions, at our election, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. The Revolving Credit Facility contains an applicable facility fee ranging between 0.125% and 0.30% per annum, based on our credit rating. Based on our current credit rating of Baa3, the facility fee is 0.25% per annum as of September 30, 2020. Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.825% and 1.55% per annum. Based on our current credit rating, the applicable margin is 1.20% as of September 30, 2020.

2022 Unsecured Term Loan

We entered into the 2022 Unsecured Term Loan to partially repay BRE debt that we assumed as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on our credit rating, ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of September 30, 2020.

2023 Unsecured Term Loan

The 2023 Unsecured Term loan has an initial maturity date of January 2023. Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.90% and 1.75% per annum. Based on our current credit rating, the applicable margin is 1.35% as of September 30, 2020.

2024 Unsecured Term Loan

The 2024 Unsecured Term Loan has an initial maturity date of June 2024. Borrowings under the 2024 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. Based on our current credit rating, the applicable margin is 1.25% as of September 30, 2020.

2026 Unsecured Term Loan

The 2026 Unsecured Term Loan includes an accordion feature that provides for an increase in the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only on a monthly basis during the term of the loan, with the principal amount due in February 2026. Borrowings under the 2026 Unsecured Term loan bear interest equal to LIBOR plus a margin based on our credit rating ranging between 1.45% and 2.40% per annum. Based on our current credit rating, the applicable margin is 1.85% as of September 30, 2020.

Senior Notes

To mitigate interest rate risk and extend the tenor of a portion of our debt, we have strategically added unsecured, fixed-rate, interest-only senior promissory notes (“Senior Notes”) to our capital structure. The Senior Notes were issued in three series (Series A, B, and C) as described below.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2020, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification. Refer to Recent Developments – COVID-19 Pandemic for additional discussion of the pandemic’s impact on our ability to satisfy our financial covenants.

Covenants	Requirement
Leverage Ratio	≤ 0.60 to 1.00
Secured Indebtedness Ratio	≤ 0.40 to 1.00
Unencumbered Coverage Ratio	≥ 1.75 to 1.00
Fixed Charge Coverage Ratio	≥ 1.50 to 1.00
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value	≤ 0.60 to 1.00
Dividends and Other Restricted Payments	Only applicable in case of default

Cash Flows

Cash and cash equivalents and restricted cash totaled $109.0 million and $44.1 million at September 30, 2020 and 2019, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended
	September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$132,964	$110,933
Net cash provided by (used in) investing activities	16,207	(870,227)
Net cash (used in) provided by financing activities	(60,495)	784,420
Increase in cash and cash equivalents and restricted cash	$88,676	$25,126

The increase in net cash provided by operating activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The change in net cash provided by (used in) investing activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, was mainly due to decreased acquisition volume, offset by cash paid in connection with the Internalization and decreased proceeds from the disposal of properties in 2020.

The change in net cash (used in) provided by financing activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, mainly reflects a net repayment of debt in 2020, compared to net borrowings in 2019, partially offset by increased proceeds from the sale of common stock.

Distributions and Distribution Reinvestment

In light of the economic uncertainty and rapidly evolving circumstances related to the COVID-19 pandemic and then-current tenant rent relief requests, to preserve cash, strengthen our liquidity position, and manage our overall leverage profile, in May 2020 our board of directors determined that we would temporarily suspend our monthly distribution. At its August 4, 2020 meeting, based on our strong collection results and second quarter operating performance, the board voted to reinstate a distribution, announcing that the Company would transition to quarterly distribution payments beginning with the quarter ended September 30, 2020. The board set a $0.135 distribution per common share and OP Unit to stockholders and OP Unit holders of record as of September 30, 2020, which was paid on October 15, 2020. At its November 5, 2020 meeting, the board set a $0.25 distribution per common share and OP Unit to stockholders and OP Unit holders of record as of December 31, 2020, payable on or before January 15, 2021.

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

The following table summarizes distributions paid in cash and pursuant to our DRIP for the nine months ended September 30, 2020 (in thousands).

Month	Year	Cash Distribution − Common Stockholders	Cash Distribution − Membership Units	Distribution Paid Pursuant to DRIP on Common Stock (a)	Distribution Paid Pursuant to DRIP on Membership Units (a)	Total Amount of Distribution
January	2020	$5,663	$632	$5,734	$133	$12,162
February	2020	11,472	764	—	—	12,236
March	2020	11,815	1,345	—	—	13,160
April	2020	11,815	1,345	—	—	13,160
May	2020	11,816	1,345	—	—	13,161
June	2020	—	—	—	—	—
July	2020	—	—	—	—	—
August	2020	—	—	—	—	—
September(b)	2020	—	—	—	—	—
Total		$52,581	$5,431	$5,734	$133	$63,879
(a)	Distributions were paid in shares of common stock.
(b)	Dividends totaling $20,722 declared for the third quarter of 2020 and payable to stockholders and OP Unit holders of record as of September 30, 2020, were paid on October 15, 2020.

The following table summarizes our distributions paid, including the source of distributions and a comparison against Funds From Operations (“FFO”) (in thousands). Refer to Non-GAAP Measures for further discussion of our FFO.

	For the nine months ended
	September 30,
	2020	2019
Distributions:
Paid in cash	$58,145	$51,505
Reinvested in shares	5,734	46,078
Total Distributions	$63,879	$97,583
Source of Distributions:
Cash flow from operating activities	$63,879	$97,583
FFO	$148,783	$122,071

We intend to fund future distributions from cash generated by operations; however, we may fund distributions from the sale of assets, borrowings, or proceeds from the sale of our securities.

Impact of Inflation

The leases in our portfolio are long-term in nature, with a current ABR weighted average remaining lease term of 10.8 years as of September 30, 2020. Our rental revenues may be impacted by inflation. Substantially all of our leases have contractual lease escalations, with an ABR weighted average of 2.1% as of September 30, 2020. Many of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. Leases that contributed approximately 15.8% of our ABR as of September 30, 2020, contained rent escalators based on increases in CPI and the associated increases in rental revenue may be limited during periods of low inflation. The impact of inflation on our property and operating expenses is limited since substantially all of our leases are net leases, and property-level expenses are generally paid by our tenants. To the extent we bear the cost of such expense, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay. Inflation and increased costs may also have an adverse impact to our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020, or December 31, 2019.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2020 (in thousands).

Year of Maturity	Term Loans	Revolving Credit Facility(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2020	$—	$—	$—	$818	$16,149	$396	$176	$17,539
2021	—	—	—	18,006	63,329	1,585	711	83,631
2022	60,000	—	—	2,907	61,485	—	686	125,078
2023	265,000	—	—	8,173	56,096	—	505	329,774
2024	190,000	—	—	2,260	50,481	—	120	242,861
Thereafter	450,000	—	475,000	76,912	129,228	—	2,411	1,133,551
Total	$965,000	$—	$475,000	$109,076	$376,768	$1,981	$4,609	$1,932,434
(a)	We may extend the Revolving Credit Facility twice, each for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2020. This amount includes the impact of interest rate swap agreements.
(c)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At September 30, 2020 and December 31, 2019, investment in rental property of $174.6 million and $178.7 million, respectively, was pledged as collateral against our mortgages and notes payable.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement with our founding owners in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of September 30, 2020, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Non-GAAP Measures

FFO and AFFO

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive Adjusted Funds From Operations (“AFFO”), we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash and non-recurring revenues and expenses, including straight-line rents, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, internalization expenses, stock-based compensation expense, severance, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

We further exclude contingent consideration expense (income), costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, internalization expenses, stock-based compensation expense and severance, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$9,711	$25,038	$38,657	$57,402
Real property depreciation and amortization	31,343	28,392	102,452	77,989
Gain on sale of real estate	(1,060)	(12,585)	(9,725)	(16,772)
Provision for impairment on investment in rental properties	14,732	2,435	17,399	3,452
FFO	$54,726	$43,280	$148,783	$122,071
Capital improvements / reserves	1,662	—	1,662	(97)
Straight-line rent adjustment	(6,943)	(5,499)	(14,706)	(15,882)
Adjustment to provision for credit losses	(15)	—	(142)	—
Cost of debt extinguishment	392	455	414	1,176
Amortization of debt issuance costs	819	611	2,528	1,761
Amortization of net mortgage premiums	(34)	(37)	(106)	(108)
Gain on interest rate swaps and other non-cash interest expense	(42)	(41)	(125)	(163)
Amortization of lease intangibles	151	(873)	32	(2,328)
Internalization expenses	1,929	923	3,523	1,195
Stock-based compensation	796	—	796	—
Severance	—	—	26	—
Change in fair value of earnout liability	(6,362)	—	(8,506)	—
Other losses	(2)	—	22	—
AFFO	$47,077	$38,819	$134,201	$107,625

EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry. We believe that this ratio provides investors and analysts with a measure of our performance that includes our operating results unaffected by the differences in capital structures, capital investment cycles and useful life of related assets compared to other companies in our industry. We compute EBITDAre in accordance with the definition adopted by Nareit, as EBITDA excluding gains (loss) from the sales of depreciable property and provisions for impairment on investment in real estate. We believe EBITDA and EBITDAre are useful to investors and analysts because they provide important supplemental information about our operating performance exclusive of certain non-cash and other costs. EBITDA and EBITDAre are not measures of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

As we fund new acquisitions initially using our unsecured Revolving Credit Facility, our leverage profile and Net Debt (defined below) are immediately impacted by current quarter acquisitions. However, the full benefit of EBITDAre from newly acquired properties is not received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our acquisitions and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all acquisitions and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments or the change in fair value of our earnout liability, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees, which are not a result of normal operations. We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$9,711	$25,038	$38,657	$57,402
Depreciation and amortization	31,363	28,392	102,503	77,989
Interest expense	18,511	18,465	59,015	51,025
Income taxes	129	405	1,080	1,153
EBITDA	$59,714	$72,300	$201,255	$187,569
Provision for impairment of investment in rental properties	14,732	2,435	17,399	3,452
Gain on sale of real estate	(1,060)	(12,585)	(9,725)	(16,772)
EBITDAre	$73,386	$62,150	$208,929	$174,249

The following table reconciles EBITDAre to Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the three months ended September 30,
(in thousands)	2020	2019
EBITDAre	$73,386	$62,150
Adjustment for current quarter investment activity (a)	—	8,898
Adjustment for current quarter disposition activity (b)	(78)	(549)
Adjustment to exclude non-recurring expenses (income) (c)	1,929	923
Adjustment to exclude change in fair value of earnout liability	(6,362)	—
Adjustment to exclude cost of debt extinguishments	392	455
Adjustment to exclude lease termination fees	—	(407)
Adjusted EBITDAre	$69,267	$71,470
Annualized EBITDAre	$293,544	$248,600
Annualized Adjusted EBITDAre	$277,068	$285,880
(a)	Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(b)	Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)	Amounts represent expense directly associated with the Internalization.

Net Debt to Annualized EBITDAre and Annualized Adjusted EBITDAre

We define Net Debt as our gross debt (total reported debt plus deferred financing costs) less cash and cash equivalents and restricted cash. We believe that the presentation of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre is useful to investors and analysts because these ratios provide information about gross debt less cash and cash equivalents, which could be useful to repay debt, compared to our performance as measured using EBITDAre. The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre, respectively:

(in thousands)	September 30, 2020	September 30, 2019
Debt
Mortgages and notes payable, net	$108,752	$112,562
Unsecured term notes, net	1,433,495	1,671,511
Revolving Credit Facility	—	303,300
Debt issuance costs	6,829	8,862
Gross Debt	1,549,076	2,096,235
Cash and cash equivalents	(101,787)	(14,008)
Restricted cash	(7,200)	(30,107)
Net Debt	$1,440,089	$2,052,120
Net Debt to Annualized EBITDAre	4.91x	8.25x
Net Debt to Annualized Adjusted EBITDAre	5.20x	7.18x

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the nine months ended September 30, 2020, to the items that we disclosed as our critical accounting policies in our 2019 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.4 billion and $1.6 billion, respectively, as of September 30, 2020. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $82.6 million as of September 30, 2020.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $969.8 million as of September 30, 2020, of which $859.8 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, interest expense would have increased by approximately $4.5 million in the nine months ended September 30, 2020, if the applicable LIBOR rate had been 1% higher.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2020, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

The risk factors relating to or impacted by the COVID-19 outbreak that were previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 contained certain financial-related information which has been updated for the three months ended September 30, 2020 in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

Sales of Common Stock and Issuance of OP Units

None.

Awards of Restricted Stock

On August 4, 2020, we entered into restricted stock award agreements for an aggregate of 340,963 shares of Common Stock of the Company (the “2020 Restricted Stock Awards”), which were valued at approximately $7.0 million or $20.50 per common share, with our named executive officers and certain other key employees. The awards were issued under the terms of the 2020 Equity Incentive Plan, and the grants had been approved by the Compensation Committee. The grants to the named executive officers, which were made pursuant to the terms of our named executive officers’ employment agreements, included (i) restricted stock grants that vest in substantially equal installments on each of the first four anniversaries of the completion of the Internalization, which represents 40% of the total award value for each participant, and (ii) restricted stock grants that vest in substantially equal installments on each of the first three anniversaries of the completion of the Internalization, which represents 60% of the total award value for each participant. The grants to other key employees vest 40% on the first anniversary of the Internalization, 30% on the second anniversary of the Internalization, 20% on the third anniversary of the Internalization, and 10% on the fourth anniversary of the Internalization. The restricted stock award agreements provide that vesting is subject to the executive’s continued employment with the Company through each applicable vesting date, except in the event of the executive’s death or disability, in which case, any unvested portion of the awards will become fully vested. In addition, the restricted stock award agreements provide the executive with rights as a stockholder in respect of the awards’ vested and unvested shares, including the right to vote and the right to dividends. In the event of a termination of the executive’s employment by the Company without “Cause” or by the executive for “Good Reason” within 12 months following a “Change in Control” of the Company (as such terms are defined in the executive’s employment agreement), any unvested portion of the 2020 Restricted Stock Awards will become fully vested at the time of such termination, provided that if the 2020 Restricted Stock Awards are unvested at the time of a Change in Control of the Company and are not assumed or substituted for equivalent awards as part of the Change in Control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the Change in Control transaction. Under the terms of the 2020 Restricted Stock Awards, the Company shall be entitled, at its option and in addition to any other available remedies, to terminate the Shares in respect of the 2020 Restricted Stock Awards (including any vested Shares) if the executive materially violates the terms of any restrictive covenant agreement between the Company and the executive or if the executive is convicted of a felony against the Company or its affiliates.

The aforementioned securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering

In September 2020, the Company issued and sold 33,500,000 shares of Class A Common Stock in an IPO, at a public offering price of $17.00 per share and on October 20, 2020 the Company issued and sold an additional 3,500,000 shares of Class A Common Stock pursuant to the partial exercise by the underwriters of their over-allotment option to purchase additional shares at the same public offering price.

The offer and sale of all the shares in the IPO, inclusive of the underwriters' partial exercise of their over-allotment option, were registered under the Securities Act pursuant to a registration statement on ~~Form S-11~~ (File No. 333-240381), as amended, which was declared effective by the SEC on September 16, 2020. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, BMO Capital Markets Corp., Morgan Stanley & Co. LLC, Capital One Securities, Inc. and Truist Securities, Inc. acted as joint book-running managers for the offering. The IPO commenced on September 16, 2020 and terminated upon the closing of the sale of shares to the underwriters pursuant to their partial exercise of their over-allotment option on October 20, 2020. Upon completion of the IPO, inclusive of the underwriters' partial exercise of their over-allotment option, we received approximately $588.2 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $3.0 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our ~~final prospectus~~, dated September 16, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on ~~Form S-11~~ filed on September 17, 2020.

Repurchases of Equity Securities

We had previously adopted a share redemption program to provide an opportunity for our stockholders to have shares of our common stock repurchased, at the end of each quarter, subject to certain restrictions and limitations, at a price equal to or at a discount from the current Determined Share Value in effect as of the date the shares were tendered for redemption. Cash used to fund share redemptions had historically been provided through a combination of cash generated by operations, the sale of assets, and borrowings. On January 10, 2020, we announced that we terminated our share redemption program, effective as of February 10, 2020. Consequently, there were no redemptions of shares of our common stock during the three months ended September 30, 2020.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits

No.	Description

3.1	Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

3.2	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.3	Articles Supplementary of Broadstone Net Lease, Inc. (filed as Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.4	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.3 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.5

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1	Description of the Corporation’s Securities (filed as Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K filed February 27, 2020 and incorporated herein by reference)

10.1	Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 4, 2020 and incorporated herein by reference)

10.2

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 4, 2020 and incorporated herein by reference)

10.3

Revolving Credit and Agreement, dated as of September 4, 2020, by and among the Company, Broadstone Net Lease, LLC (the “Operating Company”), as the borrower, JPMorgan Chase Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed September 11, 2020 and incorporated herein by reference)

10.4

Guaranty, dated September 4, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed September 11, 2020 and incorporated herein by reference)

10.5

Second Amended and Restated Limited Liability Company Agreement of Broadstone Net Lease, LLC (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference)

10.6

Amendment No. 1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference)

10.7

Second Amendment to Capital One Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference)

10.8

Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference)

31.1*

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

No.	Description
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

BROADSTONE NET LEASE, INC.

Date: November 5, 2020	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: November 5, 2020	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer