Form 10-K
period 2020-12-31
Broadstone Net Lease, Inc.
filed 2021-02-25
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, there was no established market for the registrant’s shares of common stock.  The registrant subsequently completed its initial public offering on September 21, 2020. There were approximately 105,165,778.82 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $2,155,898,466, assuming a market value of $20.50 per share, the offering price per share as of June 30, 2020, in the registrant’s private offering exclusive of any available discounts for certain categories of purchasers.

There were 108,575,660 shares of the Registrant’s Common Stock, $0.00025 par value per share, and 37,000,000 shares of the Registrant’s Class A Common Stock, $0.00025 par value per share, outstanding as of February 23, 2021.

Documents Incorporated by Reference

Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

Unless the context otherwise requires, the following terms and phrases are used throughout this Annual Report on Form 10-K as described below:

•

“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of the short-term rent relief agreed to as a result of tenant requests for rent relief related to the global coronavirus (“COVID-19”) pandemic, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the last month. We have excluded the impact of the rent relief from the calculation of ABR because it is short term in nature relative to the length of our lease terms and relates to a discrete event, and therefore including it in the calculation would not provide an accurate measure of our relative portfolio composition;

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

•

“occupancy” or a specified percentage of our portfolio that is “occupied” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and

•	“Revolving Credit Facility” means our $900 million unsecured revolving credit facility, dated September 21, 2020, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto.

Part I.

Item 1.	Business

The Company

We are an internally-managed real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types, and as of December 31, 2020, our portfolio has grown to 640 properties in 41 U.S. states and one property in Canada, with an aggregate gross asset value of approximately $4.0 billion.

We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and for which there are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund their core business operations rather than real estate ownership.

•

Diversified Portfolio. As of December 31, 2020, our portfolio comprised approximately 28.2 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):

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
•

Tenant and Industry Diversity: Our properties are occupied by approximately 181 different commercial tenants who operate 167 different brands that are diversified across 55 differing industries, with no single tenant accounting for more than 2.5% of our ABR.

•

Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2020, our portfolio was approximately 99.2% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.7 years, excluding renewal options.

•	Standard Contractual Base Rent Escalation. Approximately 98.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
•

Extensive Tenant Financial Reporting. Approximately 88.7% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 6.3% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through the SEC filings or otherwise.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the OP, which is commonly referred to as an umbrella partnership real estate investment trust or UPREIT. We are the sole managing member of the OP. As of December 31, 2020, we owned approximately 92.7% of its issued and outstanding membership units of the OP (“OP Units”), with the remaining 7.3% of its OP Units held by persons who were issued OP Units pursuant to the Internalization or in exchange for their interests in properties acquired by the OP.

2020 Highlights

Operating Highlights

•

Completed our initial public offering (“IPO”) on September 21, 2020, and listed our shares on the New York Stock Exchange (“NYSE”), generating net proceeds of $588.3 million, inclusive of the underwriters’ partial exercise of their overallotment option. See “Stock Split and Initial Public Offering” for additional information.

•

IPO proceeds used to repay $456.7 million of outstanding borrowings (including accrued interest), significantly reducing our leverage to 5.15x on a Net Debt to Annualized Adjusted EBITDAre basis at December 31, 2020.

•	Refinanced our unsecured revolving credit facility, which increased our capacity to $900.0 million and extended our debt maturity profile, providing ample liquidity and financial flexibility.

•	Collected 98.8% and 97.7% of contractual rent due during the quarter and year, respectively.
•	Generated total revenues of $321.6 million.
•	Generated net income of $56.3 million or $0.44 per diluted share for the year ended December 31, 2020.
•	Generated funds from operations (“FFO”) of $193.0 million or $1.50 per diluted share for the year ended December 31, 2020.
•	Generated adjusted funds from operations (“AFFO”) of $181.1 million or $1.41 per diluted share for the year ended December 31, 2020.
•

Closed six real estate acquisitions during the fourth quarter totaling approximately $100.3 million, excluding capitalized acquisition costs, adding 19 new properties with a weighted average initial cash capitalization rate of 6.9%. The properties acquired had an ABR weighted average remaining lease term of 14.4 years at the time of acquisition and ABR weighted average rent increases of 1.9%.

•

Sold 24 properties, representing 1.9% of our gross asset value as of December 31, 2019, at a weighted average cash capitalization rate of 7.7%, for net proceeds of $77.5 million, recognizing a gain of $15.0 million above net book value and a gain of $3.3 million over original purchase price.

•	Received initial credit rating of ‘BBB’ with stable outlook from S&P Global Ratings (“S&P”) in January 2021.

FFO, AFFO, Net Debt, and Annualized Adjusted EBITDAre and leverage are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the heading Non-GAAP Measures, which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Internalization

On February 7, 2020, we completed our Internalization, and paid aggregate consideration of approximately $209.5 million (in a combination of Common Stock, OP Units, and cash), and the OP assumed approximately $90.5 million of debt. In addition, we may be required to pay “earnout” consideration of up to an aggregate of up to $75 million (payable in four tranches of $10 million, $15 million, $25 million, and $25 million) to the former owners of BRE if certain milestones related to the dollar volume-weighted average price of our common stock on the principal exchange or securities market (or over-the-counter market) on which our common stock are then traded are achieved during specified periods. Should all earnout milestones be met, an additional 1,089,000 shares of common stock and 1,859,273 OP Units would be issued. In connection with the Internalization, we entered into a registration rights agreement with the Founding Owners and Trident BRE, LLC and its affiliates, and a tax protection agreement with the Founding Owners (the “Founding Owners’ Tax Protection Agreement”).

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

On September 21, 2020, we completed our IPO and issued an aggregate of 37 million shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) at $17.00 per share for net proceeds of $588.3 million, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option. Each share of Class A Common Stock will automatically convert into one share of Common Stock on March 20, 2021 and the Common Stock will subsequently be listed on the NYSE on March 22, 2021, which represents the first trading day following the 180-day period following the closing of the IPO.

Our Business and Growth Strategies

Our primary business objectives are to maximize cash flows, the value of our portfolio, and total returns to our stockholders through pursuit of the following business and growth strategies:

•

Internal Growth through Long-Term Net Leases with Strong Contractual Rent Escalations. We seek to enter into long-term net leases that include strong rent escalations over the lease term. As of December 31, 2020, substantially all of our portfolio (based on ABR) was subject to net leases, our leases had an ABR weighted average remaining lease term of approximately 10.7 years, excluding renewal options, and approximately 98.3% of our leases had contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.

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

•

Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads, limit interest rate sensitivity, and align with our lease terms. As of December 31, 2020, we had $1.5 billion of total debt outstanding, Net Debt of $1.4 billion, and a ratio of Net Debt to Annualized Adjusted EBITDAre of 5.15x. In the future, we will seek to maintain, on a sustained basis, a level of Net Debt that is generally less than 6.0x our Annualized Adjusted EBITDAre.

•

Proactively Manage Our Portfolio. We proactively approach asset management and property management to enhance the performance of our portfolio through risk mitigation strategies and opportunistic sales. We regularly review and monitor each of our properties to identify changes in the business performance and credit quality of our tenants, individual property level performance metrics, and the local real estate market conditions. Our proactive approach to asset management helps to identify and address issues, such as tenant credit deterioration, changes in real estate fundamentals, general market disruption (such as from the COVID-19 pandemic), or otherwise, including determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry and geographic location as of December 31, 2020. The percentages below are calculated based on our ABR of $294.3 million as of December 31, 2020.

Diversification by Property Type

$294 M
Annualized
Base Rent

Industrial	46%
Manufacturing	14%
Distribution & Warehouse	14%
Food Processing	6%
Flex and R&D	6%
Cold Storage	4%
Services	2%

Healthcare	19%
Clinical	9%
Surgical	3%
Animal Health	3%
Life Science	2%
Healthcare Services	2%

Restaurants	16%
Quick Service	9%
Casual Dining	7%

Office	10%
Strategic Operations	5%
Corporate Headquarters	3%
Call Center	2%

Retail	9%
General Merchandise	4%
Automotive	3%
Home Furnishings	2%

Property Type	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	56	$41,640	14.1%	7,732	27.4%
Distribution & Warehouse	31	39,902	13.6%	7,414	26.3%
Food Processing	14	18,334	6.2%	2,132	7.6%
Flex and R&D	7	16,774	5.7%	1,457	5.2%
Cold Storage	4	12,562	4.3%	933	3.3%
Services	18	7,168	2.4%	429	1.5%
Industrial Total	130	136,380	46.3%	20,097	71.3%
Healthcare
Clinical	50	25,097	8.5%	1,062	3.8%
Surgical	15	9,861	3.4%	345	1.2%
Animal Health Services	20	8,155	2.8%	314	1.1%
Life Science	9	7,478	2.5%	550	1.9%
Healthcare Services	23	6,288	2.1%	243	0.9%
Healthcare Total	117	56,879	19.3%	2,514	8.9%
Restaurant
Quick Service Restaurants	157	25,583	8.7%	533	1.9%
Casual Dining	90	20,220	6.9%	574	2.0%
Restaurant Total	247	45,803	15.6%	1,107	3.9%
Office
Strategic Operations	7	13,621	4.6%	1,021	3.6%
Corporate Headquarters	6	9,713	3.3%	671	2.4%
Call Center	4	5,716	2.0%	392	1.4%
Office Total	17	29,050	9.9%	2,084	7.4%
Retail
General Merchandise	59	10,756	3.7%	737	2.6%
Automotive	56	9,746	3.3%	784	2.8%
Home Furnishings	15	5,702	1.9%	860	3.1%
Retail Total	130	26,204	8.9%	2,381	8.5%
Total	641	$294,316	100.0%	28,183	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	24	$7,307	2.5%	196	0.7%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,025	2.4%	147	0.5%
Axcelis Technologies, Inc.	Flex and R&D	1	5,730	2.0%	417	1.5%
Hensley & Company*	Distribution & Warehouse	3	5,643	1.9%	577	2.1%
Outback Steakhouse of Florida LLC*1	Casual Dining	23	5,401	1.8%	146	0.5%
BluePearl Holdings, LLC*	Animal Health Services	12	5,092	1.7%	154	0.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.7%	156	0.6%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,764	1.6%	1,302	4.6%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,718	1.6%	545	1.9%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,409	1.5%	310	1.1%
Total Top 10 Tenants		153	55,123	18.7%	3,950	14.0%

Arkansas Surgical Hospital	Surgical	1	4,260	1.5%	129	0.5%
Nationwide Mutual Insurance Company*	Strategic Operations	2	4,165	1.4%	407	1.4%
American Signature, Inc.	Home Furnishings	6	4,142	1.4%	474	1.7%
Cascade Aerospace Inc.	Manufacturing	1	4,073	1.4%	231	0.8%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,819	1.3%	154	0.6%
Fresh Express Incorporated	Food Processing	1	3,819	1.3%	336	1.2%
Bob Evans Restaurants, LLC*	Casual Dining	23	3,728	1.3%	121	0.4%
Tractor Supply Company	General Merchandise	14	3,586	1.2%	281	1.0%
Centene Management Company, LLC	Strategic Operations	1	3,267	1.1%	220	0.8%
Zips Car Wash, LLC*	Automotive	14	3,255	1.1%	57	0.2%
Total Top 20 Tenants		217	$93,237	31.7%	6,360	22.6%

[1]	Tenant’s properties include 21 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*	Subject to a master lease.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster*	Casual Dining	24	$7,307	2.5%	196	0.7%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,025	2.4%	147	0.5%
Axcelis	Flex and R&D	1	5,730	2.0%	417	1.5%
Hensley*	Distribution & Warehouse	3	5,643	1.9%	577	2.1%
Bob Evans Farms*1	Casual Dining/Food Processing	24	5,611	1.9%	297	1.1%
Wendy's#	Quick Service Restaurants	39	5,568	1.9%	115	0.4%
BluePearl Veterinary Partners*	Animal Health Services	12	5,092	1.7%	154	0.5%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.7%	156	0.6%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,764	1.6%	1,302	4.6%
Siemens	Manufacturing/Flex and R&D	2	4,718	1.6%	545	1.9%
Total Top 10 Brands		192	56,492	19.2%	3,906	13.9%

Outback Steakhouse*	Casual Dining	21	4,701	1.6%	132	0.4%
Nestle'	Cold Storage	1	4,409	1.5%	310	1.1%
Arkansas Surgical Hospital	Surgical	1	4,260	1.5%	129	0.5%
Taco Bell#	Quick Service Restaurants	32	4,202	1.4%	82	0.3%
Nationwide Mutual Insurance Co.*	Strategic Operations	2	4,165	1.4%	407	1.4%
Value City Furniture	Home Furnishings	6	4,142	1.4%	474	1.7%
Cascade Aerospace	Manufacturing	1	4,073	1.4%	231	0.8%
Securus Technologies	Corporate Headquarters	1	3,819	1.3%	154	0.6%
Chiquita	Food Processing	1	3,819	1.3%	336	1.2%
Tractor Supply Co.	General Merchandise	14	3,586	1.2%	281	1.0%
Total Top 20 Brands		272	$97,668	33.2%	6,442	22.9%
*	Subject to a master lease.
#	Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.
[1]	Brand includes one BEF Foods, Inc property and 23 Bob Evans Restaurants, LLC properties.

Diversification by Industry

Industry	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
Restaurants	247	$46,467	15.8%	1,132	4.0%
Healthcare Facilities	92	44,812	15.2%	1,758	6.2%
Food Distributors	7	12,775	4.3%	1,556	5.5%
Packaged Foods & Meats	6	11,339	3.9%	1,130	4.0%
Auto Parts & Equipment	31	10,153	3.4%	2,190	7.8%
Metal & Glass Containers	8	9,602	3.3%	2,206	7.8%
Specialized Consumer Services	36	9,211	3.1%	677	2.4%
Healthcare Services	16	8,202	2.8%	481	1.7%
Aerospace & Defense	6	7,651	2.6%	921	3.3%
Home Furnishing Retail	14	7,481	2.5%	1,022	3.6%
Distributors	12	6,870	2.3%	966	3.4%
Specialty Stores	16	6,611	2.2%	869	3.1%
Electronic Components	2	6,529	2.2%	466	1.7%
Air Freight & Logistics	3	6,478	2.2%	436	1.5%
Industrial Machinery	16	6,005	2.0%	1,174	4.2%
Other (40 industries)	121	94,130	32.2%	10,975	39.0%
Untenanted properties	8	—	—	224	0.8%
Total	641	$294,316	100.0%	28,183	100.0%

Diversification by Geography

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 641 TOTAL STATES: 41 + British Columbia

State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
TX	53	$29,985	10.2%	3,183	11.3%	VA	13	4,368	1.5%	110	0.4%
IL	26	18,350	6.2%	1,981	7.0%	WA	15	4,144	1.4%	150	0.5%
CA	11	15,683	5.3%	1,554	5.5%	MO	9	3,882	1.3%	733	2.6%
WI	32	15,622	5.3%	1,611	5.7%	KY	16	3,205	1.1%	162	0.6%
FL	48	15,530	5.3%	811	2.9%	LA	3	3,122	1.1%	175	0.6%
MI	35	14,446	4.9%	1,439	5.1%	NE	6	2,958	1.0%	509	1.8%
OH	35	14,065	4.8%	1,369	4.9%	MD	4	2,863	1.0%	293	1.0%
IN	30	12,825	4.4%	1,757	6.2%	SC	13	2,730	0.9%	308	1.1%
MN	20	11,445	3.9%	1,757	6.2%	NM	8	2,730	0.9%	96	0.3%
NC	31	11,395	3.9%	1,227	4.4%	IA	4	2,658	0.9%	622	2.2%
PA	17	9,897	3.4%	1,149	4.1%	MS	7	2,637	0.9%	329	1.2%
MA	4	9,551	3.2%	1,009	3.6%	UT	3	2,328	0.8%	280	1.0%
TN	38	9,147	3.1%	376	1.3%	CT	2	1,653	0.6%	55	0.2%
NY	15	9,048	3.1%	572	2.0%	WV	8	1,634	0.5%	36	0.1%
AZ	8	8,440	2.9%	761	2.7%	MT	7	1,526	0.5%	43	0.2%
AL	48	8,233	2.8%	188	0.7%	CO	3	1,434	0.5%	94	0.3%
AR	10	7,229	2.4%	278	1.0%	NV	2	1,311	0.4%	81	0.3%
OK	19	6,561	2.2%	792	2.8%	ND	2	933	0.3%	28	0.1%
GA	18	5,911	2.0%	973	3.5%	DE	3	663	0.2%	35	0.1%
NJ	3	4,900	1.7%	366	1.3%	WY	1	307	0.1%	21	0.1%
KS	10	4,894	1.7%	639	2.3%	Total US	640	$290,243	98.6%	27,952	99.2%
						Total Canada	1	4,073	1.4%	231	0.8%
						Grand Total	641	$294,316	100.0%	28,183	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). We seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property type and less relevant to our other property types, such as healthcare and industrial. Additionally, when we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2020, master leases contributed approximately 34.4% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.0% of our restaurant property ABR (168 of our 247 restaurant properties), and 47.2% of our retail property ABR (76 of our 130 properties).

As of December 31, 2020, approximately 99.2% of our portfolio’s rentable square footage, representing all but eight of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for five of our properties, representing less than 0.4% of our ABR, will expire during 2021, and leases for an additional three properties, representing approximately 0.8% of our ABR, will expire during 2022. During 2020, we extended the terms of leases with two tenants whose leases were set to expire in 2020, and four tenants whose leases were set to expire in subsequent years. As of December 31, 2020, the ABR weighted average remaining term of our leases was approximately 10.7 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 43.5% of our rental revenue was derived from leases that will expire after 2030, and no more than 16.7% of our rental revenue was derived from leases that expire in any single year prior to 2031. The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2020.

Lease Expirations
20%
10%
0%
0.4%
0.8%
1.7%
4.6%
2.7%
6.1%
7.8%
9.2%
6.5%
16.7%
2.0%
8.4%
5.2%
1.7%
3.4%
5.7%
5.7%
2.3%
3.1%
2.4%
3.6%
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
Thereafter

Expiration Year	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040	2041+
Number of properties	5	3	7	11	19	33	28	34	60	88	18	37	38	29	14	71	24	32	12	42	28
Number of leases	5	4	8	11	22	25	24	28	28	41	13	19	12	14	10	7	9	28	7	7	5

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
2021	5	$1,254	0.4%	64	0.2%
2022	3	2,409	0.8%	86	0.3%
2023	7	5,000	1.7%	520	1.8%
2024	11	13,627	4.6%	1,689	6.0%
2025	19	7,800	2.7%	682	2.4%
2026	33	18,029	6.1%	1,394	4.9%
2027	28	22,991	7.8%	2,015	7.2%
2028	34	26,961	9.2%	2,727	9.7%
2029	60	19,080	6.5%	2,529	9.0%
2030	88	49,126	16.7%	4,934	17.5%
2031	18	5,815	2.0%	588	2.1%
2032	37	24,657	8.4%	2,949	10.5%
2033	38	15,430	5.2%	1,654	5.9%
2034	29	5,117	1.7%	330	1.2%
2035	14	10,109	3.4%	1,471	5.2%
2036	71	16,757	5.7%	958	3.4%
2037	24	16,882	5.7%	1,367	4.8%
2038	32	6,653	2.3%	303	1.1%
2039	12	8,988	3.1%	933	3.3%
2040	42	7,049	2.4%	352	1.2%
Thereafter	28	10,582	3.6%	414	1.5%
Untenanted properties	8	—	—	224	0.8%
Total	641	$294,316	100.0%	28,183	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2020, leases contributing 98.3% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2020 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (1)
Annually	79.3%	2.0%
Every 2 years	0.1%	1.8%
Every 3 years	3.7%	2.4%
Every 4 years	1.4%	2.4%
Every 5 years	8.4%	1.9%
Other escalation frequencies	5.4%	1.8%
Flat	1.7%	—
Total/Weighted Average (2)	100.0%	2.1%

(1)

Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2020, leases contributing 10.3% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.

(2)	Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2020, are displayed in the following chart:

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

Investment Guidelines

We seek to acquire primarily freestanding, single-tenant commercial real estate properties located in the United States, with a target size for individual property acquisitions of up to approximately $100 million. We generally seek to invest in properties that are under lease and fully occupied at the time of acquisition. We also seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we expect to take into account the percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating acquisition opportunities, we may also pursue opportunistic investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will generally not result in any one tenant representing more than 5% of ABR.

We are focused primarily on investing in the industrial, healthcare, restaurant, retail, and office property types. Within each property type, we target specific acquisition opportunities in a highly selective manner.

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

•

Retail. We focus on e-commerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our retail investments are primarily in single-tenant, net leased retail establishments in the automotive, general merchandise, and home furnishings industries, with an emphasis on market presence and necessity-based shopping. We underwrite retail properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

•

Office. We focus on single-tenant corporate headquarters, call centers, and mission-critical business operations with creditworthy tenants where the property is strategically located or important to the tenant’s business. Key considerations for us when making office investments include a strong tenant credit profile, tenant’s previous investment in the property, occupancy costs relative to the market, divisibility of the space, and cost associated with repositioning the space upon lease expiration.

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

Human Capital

As of December 31, 2020, we employed 71 full-time employees, comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business.

Our commitment to our employees is central to our ability to continue to deliver strong performance and financial results for our stockholders and other stakeholders. We are as passionate about our people as we are about real estate. We seek to create and cultivate an engaging work environment for our employees, which allows us to attract, retain, and develop top talent to manage our business. To do that, we believe it is essential that we develop and maintain a culture that lives up to our values of respect, integrity, partnership, humility, grateful, and fun. Our goal is to provide our employees with a work environment that is free from discrimination and harassment, that respects and honors their differences and unique life experiences, and that enables employees the opportunity to develop and excel in their role and reach their full potential. We seek to provide a collaborative, creative workplace where people with unique talents can flourish, where their opinions are valued, and where their contributions are rewarded.

As part of our commitment to our employees, we are focused on the following:

•

Diversity and Inclusion – We are committed to providing equal opportunity in all aspects of employment and cultivating a diverse and inclusive workplace. We believe that diverse backgrounds and experiences help drive our performance and are important assets for our company. We recently created a “Diversity, Equity, and Inclusion” committee that will spearhead our ongoing efforts to deepen our commitment to this important initiative and drive our training, employee engagement, and policy reviews. Given its importance, our efforts to promote greater diversity and inclusion in our workplace has been instituted as a regular reporting item for our board of directors.

•

Career Development – We strive to create an engaging work experience that allows for career development and related opportunities. We offer numerous opportunities for our employees to engage in personal and professional development, including educational support and financial assistance, participating in industry conferences and networking events, individual leadership and management training, access to an online learning library providing an extensive collection of learning and development opportunities, lunch and learn meetings with our CEO and senior management team, group trainings (e.g., underwriting, real estate fundamentals, cyber security, ethics, harassment, computer skills), mentorship opportunities, and reimbursement for continuing education requirements.

•

Employee Wellness – Our employees are our most valuable asset, and their individual and group contributions drive our performance and success. As a result, we are focused on and invest in our team’s overall health, wellness, and engagement. We employ numerous strategies and initiatives to nurture and nourish our employees’ physical, mental, and emotional well-being, including, among other things, competitive employee benefits, generous fringe benefits to make our office environment more comfortable, transparent and open communication and dialogue between our senior executives and our employee base, events and opportunities for social connectedness, particularly during periods where we are working from home, family-friendly corporate events, routine fitness exploration classes, flu shots administered by a third-party health-services provider, yoga and massage sessions, flexible work schedules to meet specific employee needs, and access to an employee assistance program and other emotional and mental health resources.

•

Community Engagement – Giving back to our communities is important to us and our employees. We provide regular volunteer opportunities and fundraising initiatives throughout the year that provide our employees with meaningful civic involvement. Since our inception, we have provided opportunities for our employees to contribute time and resources to benefit local nonprofit organizations. Our community engagement efforts are led by our employees through a dedicated committee that is responsible for planning and organizing for our employees our various volunteer opportunities, civic involvement with non-profit organizations, and corporate donations.

We believe that the initiatives described above will help us attract, hire and retain employees.

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

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, certain losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. Certain other losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

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

Government Regulation

General

Our investments are subject to various laws, ordinances, and regulations, including, among other things, fire and safety requirements, zoning regulations, land use controls, and environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts. We believe that we have all permits and approvals necessary under current law to operate our investments.

Americans with Disabilities Act (“ADA”)

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

Environmental Matters

Federal, state, and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up or otherwise address hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up, and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator, or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up, and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties currently are or were used in the past for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges, and exposure to lead-based paint. Such laws may impose fines or penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. Any of the foregoing matters could have a material adverse effect on us.

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

Before completing any property acquisition, we typically obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-13) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state, and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title, and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope. If, however, recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater sampling or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historical operations at or near our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances, or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance, and various other factors we deem relevant (e.g., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us). Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

Tax Regulation

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, (as amended, the “Code”) beginning with our taxable year ended December 31, 2008. We believe that as of such date we have been organized and have operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes. We intend to continue to be organized and operate in such a manner. In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. As a result of our distribution requirements, we rely, in part, on third-party sources to fund our capital needs. Additionally, if we were to lose REIT status we would face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders.

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

We expect to remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.07 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.” Our Class A Common Stock will automatically convert into Common Stock on March 20, 2021, and on March 22, 2021, our Common Stock will be listed on the NYSE. As a result, we expect to be a large accelerated filer as of June 30, 2021.

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

We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Amendments to, and waivers granted to our directors and executive officers under our Codes of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 800 Clinton Square, Rochester, New York 14604. Stockholders may also call (585) 287-6500.

The information about our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1A.	Risk Factors.

Summary Risk Factors

You should carefully consider the matters discussed in the “Risk Factors” section beginning on page 21 of this Annual Report on Form 10-K for factors you should consider before investing in our Common Stock (including our Class A Common Stock). Some of these risks include:

•	Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.
•	The failure of tenants to pay rent due to the market disruption caused by the COVID-19 pandemic or any other reason could materially and adversely affect us, including our results of operations.
•

Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our results of operations and the businesses of our tenants.

•	We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
•

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, including as a result of decreases in real estate transaction activity resulting from the COVID-19 pandemic, which could materially and adversely affect us.

•	We may not be able to effectively manage our growth and any failure to do so could materially and adversely affect us.
•	The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us.
•

Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets resulting from the COVID-19 pandemic or other factors could materially and adversely affect us.

•	The decrease in demand for restaurant, retail, and/or office space resulting from the COVID-19 pandemic or other factors may materially and adversely affect us.
•

Legal restrictions intended to mitigate the impact of the COVID-19 pandemic have had, and may continue to have, a particularly adverse impact on the restaurant, retail, and certain sectors of the healthcare industries, which may materially and adversely affect us.

•

General economic disruption resulting from the COVID-19 pandemic could result in a reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants, which could reduce the demand for our properties and the ability of our tenants to satisfy their obligations to us, and in turn could materially and adversely affect us.

•	We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.
•	We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.
•	As of December 31, 2020, we had approximately $1.5 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•	Market conditions could adversely affect our ability to refinance existing indebtedness on acceptable terms or at all, which could materially and adversely affect us.
•	Our Revolving Credit Facility and term loan agreements contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.
•	We are a holding company with no direct operations and rely on funds received from the OP to pay liabilities.
•	Failure to qualify as a REIT would materially and adversely affect us and the value of our Common Stock (including our Class A Common Stock).
•	The market price and trading volume of shares of our Common Stock (including our Class A Common Stock) may be volatile.
•	We may not be able to make distributions to our stockholders at the times or in the amounts we expect, or at all.

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

This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2020, master leases contributed approximately 34.4% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.0% of our restaurant property ABR (168 of our 247 restaurant properties), and 47.2% of our retail property ABR (76 of our 130 retail properties). A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

The failure of tenants to pay rent due to the market disruption caused by the COVID-19 pandemic or any other reason could materially and adversely affect us, including our results of operations.

Our performance depends on the financial condition of our tenants and their ability to fulfill their lease obligations by paying rent in a timely manner. The COVID-19 pandemic has adversely affected our tenants’ businesses generally. We granted partial rent relief requests to 15 tenants related to 93 properties, which included the partial deferral of payment of rent with 14 tenants, and a partial abatement of rent with one tenant. As of December 31, 2020, all deferral periods have ended, and the balance of rent deferrals yet to be repaid was less than $1 million. The abatement period ended subsequent to year-end in January 2021.

We cannot predict whether we will receive additional rent relief requests from our tenants in the future, the ultimate resolution of any discussions with our tenants regarding such potential requests, or whether any such negotiations could break down in the future and result in any such tenants refusing to pay all or a substantial portion of the rent due under their leases. In addition, we cannot predict whether additional tenants may declare bankruptcy. The duration of the COVID-19 pandemic and our tenants’ ability to return to business after governmental restrictions are lifted will have a significant impact on our ability to continue to collect rents, and any material disruption in our ability to collect rents could have a material adverse impact on our business and results of operations.

Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our results of operations and the businesses of our tenants.

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

•	an increase in property vacancies, which could result in our obligation to pay the associated real estate taxes, insurance, and general property operating expenses;

•	a continuing complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•	delays in the supply of material products or services to us or our tenants from vendors;

•	a reduction in our tenants’ available workforce as a result of local, state or federal “shelter in place” or “stay at home” rules and restrictions;

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

•

an inability to maintain compliance with financial covenants of credit facility, senior notes, and other loan agreements, which may result in a default of such arrangements and potentially result in an acceleration of indebtedness, or increased interest expense should a waiver be required from the lending institutions.

The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, including, among others, the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, and the actions taken to contain the COVID-19 pandemic or treat the disease. These developments and the full impact of the COVID-19 pandemic on our business are highly uncertain and cannot be predicted with confidence. Nevertheless, the COVID-19 pandemic and any future epidemics, pandemics or public health crises could materially and adversely affect our business, financial condition, liquidity and results of operations, as well as our ability to pay distributions to our stockholders, for the reasons discussed above.

We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2020, the ABR weighted average remaining term of our leases was approximately 10.7 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us.

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, including as a result of decreases in real estate transaction activity resulting from the COVID-19 pandemic, which could materially and adversely affect us.

Our growth strategy depends significantly on acquiring new properties. From 2015 to 2019, our team acquired more than $500 million of net leased real estate each year, including approximately $1 billion during 2019. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions. Although the long-term impact of the COVID-19 pandemic on investment sales markets is currently difficult to predict, the disruption from the pandemic thus far has resulted in a significant decrease in real estate investment sales. Contrary to our experience from 2015 to 2019 when we acquired more than $500 million of net leased real estate each year, including approximately $1 billion during 2019, we acquired $100.3 million in net leased real estate in 2020 due in part to the ongoing impact of the COVID-19 pandemic.

Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2020 and beyond. If we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us.

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

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions, including the impact of the COVID-19 pandemic;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	the performance of our portfolio;
•	our cash flow and cash distributions; and
•	the market price per share of our Common Stock (including our Class A Common Stock).

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, or satisfy our debt service obligations, which could materially and adversely affect us.

 Our acquisition volume may not be consistent on a quarterly basis, which may not meet investors’ expectations and could negatively impact the value of our Common Stock (including our Class A Common Stock).

Our team has acquired more than $500 million of net leased real estate each year from 2015 to 2019, including approximately $1 billion during 2019. However, our acquisition volume within each year has not always been consistent on a quarterly basis, nor can we guarantee it will be consistent in the future. As a result, our acquisition results that we report on a quarterly basis may not meet investors’ expectations and could negatively impact the value of our Common Stock (including our Class A Common Stock).

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

We have grown rapidly and our growth strategy depends significantly on continued growth through acquisitions. Our future operating results will depend on our ability to effectively manage this growth. To accomplish this, we will need to:

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

We face increasing competition for acquiring properties from both publicly-traded REITs and private equity investors that have greater resources than we do, which could materially and adversely affect us.

We are facing increasing competition from other entities engaged in real estate investment activities, including publicly traded REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our growth strategy. Any failure to grow through acquisitions as a result of the increasing competition we face could materially and adversely affect us.

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

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our key personnel, particularly our Chief Executive Officer, Christopher J. Czarnecki. Mr. Czarnecki has extensive market knowledge and relationships and exercises substantial influence over our operational, financing, acquisition, and disposition activity. If we lost his services, our network of external relationships and resources would be materially diminished.

Our senior management team has worked together and collectively managed our business, operations, and portfolio since 2015 and has a strong investment track record. Many of our other key executive personnel, particularly our senior management team, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training key personnel, and arranging necessary financing. The departure of any member of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, which could materially and adversely affect us.

Our portfolio is concentrated in certain states, particularly Texas, and any adverse developments and economic downturns in these geographic markets resulting from the COVID-19 pandemic or other factors could materially and adversely affect us.

As of December 31, 2020, approximately 32.3% of our ABR came from properties in our top five states: Texas (10.2%), Illinois (6.2%), California (5.3%), Wisconsin (5.3%), and Florida (5.3%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. The ongoing COVID-19 pandemic has greatly impacted the United States and to the extent the pandemic continues in those states in which our portfolio is concentrated, our operating performance may be impacted disproportionately. We can provide no assurance that any of our markets will grow, not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, healthcare, restaurant, office, and retail properties. The current downturn in the economy resulting from the COVID-19 pandemic is adversely affecting the states or regions in which we have a concentration of properties, or markets within such states or regions, and the slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions may continue to adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

 Our portfolio is also concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.

As of December 31, 2020, approximately 46.3% of our ABR came from industrial properties, 19.3% from healthcare properties, 15.6% from restaurant properties, 9.9% from office properties, and 8.9% from retail properties. Any adverse developments in one or more of these property types could materially and adversely affect us. For example, stay-at-home orders and other measures implemented as a result of the COVID-19 pandemic have particularly affected the restaurant and retail sectors. If our restaurant or retail tenants suffer weakening demand for their goods or services, it could adversely affect their ability to meet their rent and other obligations under their leases with us. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated property types could materially and adversely affect us.

The decrease in demand for restaurant, retail, and/or office space resulting from the COVID-19 pandemic or other factors may materially and adversely affect us.

As of December 31, 2020, leases with tenants in the restaurant industry represented approximately 15.6% of our ABR, leases with tenants in the retail industry represented approximately 8.9% of our ABR, and leases with tenants for office space represented approximately 9.9% of our ABR. In the future, we may acquire additional restaurant, retail, and office properties. Accordingly, decreases in the demand for restaurant, retail, and/or office properties may have a greater adverse effect on us than if we had fewer investments in these industries. The market for restaurant, retail, and office properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies including the impact of the ongoing COVID-19 pandemic, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, and the excess amount of restaurant, retail and office space in a number of markets. For example, in recent years a number of companies in the restaurant industry have declared bankruptcy, gone out of business, or significantly reduced the number of their locations. As a result, we have experienced, and expect to continue to experience, challenges with some of our restaurant tenants, and have recorded asset impairments, which were immaterial on a consolidated basis, on certain assets as a result of increased credit losses.

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

In recent years, the market for office space has seen a shift in the use of space due to the widespread practices of telecommuting, videoconferencing, and renting shared workspaces. This shift further accelerated during the year ended December 31, 2020 as many companies successfully employed such practices during the COVID-19 pandemic. These trends have led, and may in the future lead, to more efficient office layouts and a decrease in square feet leased per employee. The impact of alternative workspaces and technology could result in tenant downsizings upon renewal, or tenants seeking office space outside of typical central business districts. These trends could cause an increase in vacancy rates at office buildings and a decrease in demand for new supply, and could materially and adversely affect us.

Legal restrictions intended to mitigate the impact of the COVID-19 pandemic have had, and may continue to have, a particularly adverse impact on casual dining, retail and certain sectors of the healthcare industries, which may materially and adversely affect us.

The legal restrictions adopted by many U.S. states to mitigate the ongoing public health crises related to the COVID-19 pandemic, including “shelter in place” and “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate, have had a particularly acute negative economic impact on casual dining restaurants and retail businesses throughout the areas in which we operate. In addition, restrictions on elective medical procedures had an acute negative impact on certain sectors of the healthcare industry. As of December 31, 2020, leases with tenants in the healthcare industry represented approximately 19.3% of our ABR, leases with tenants in the restaurant industry represented approximately 15.6% of our ABR, and leases with tenants in the retail industry represented 8.9% of our ABR. Accordingly, decreases in the demand for healthcare, casual dining, and/or retail spaces may have a greater adverse effect on us than if we had fewer investments in these industries. For example, if there is an increase in the number of companies in the healthcare, restaurant or retail industries that declare bankruptcy, go out of business, or significantly reduce the number of their locations as a result of the COVID-19 pandemic, then we are likely to experience challenges with our healthcare, casual dining, or retail tenants, and may record asset impairments on certain assets as a result of increased credit losses. To the extent that economic conditions continue to deteriorate in the healthcare, restaurant, and retail industries, they are likely to negatively affect market rents for such properties and could materially and adversely affect us.

General economic disruption resulting from the COVID-19 pandemic could result in a reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants, which could reduce the demand for our properties and the ability of our tenants to satisfy their obligations to us, and in turn could materially and adversely affect us.

A significant portion of our portfolio is leased to tenants operating businesses that rely on discretionary consumer spending. Leases with tenants in the restaurant industry (including quick service and casual and family dining) represent a material portion of our portfolio, and the highest proportion of tenants seeking rent relief at this time are in the restaurant sector. Red Lobster Hospitality, Jack’s Family Restaurants, Outback Steakhouse, and Krispy Kreme are among the most significant tenants in our portfolio. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. A downturn in the economy resulting from the COVID-19 pandemic could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us.

The ongoing COVID-19 pandemic has resulted in a sustained period of economic slowdown and declining demand for real estate. It may also result in rising interest rates. Any of the foregoing could cause a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, the ongoing deterioration in economic conditions resulting from the COVID-19 pandemic could materially and adversely affect us.

If one or more of our top 20 tenants, which together represented approximately 31.7% of our ABR as of December 31, 2020, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2020, our top 20 tenants together represented 31.7% of our ABR. Our largest tenant is Red Lobster, a casual dining restaurant chain, which leases 24 properties that in the aggregate represent approximately 2.5% of our ABR. Our top 20 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.

We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2020, five leases representing approximately 0.4% of our ABR will expire during 2021. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2020, eight of our properties, representing approximately 0.8% of our total rentable square footage, were unoccupied. We may experience difficulties in leasing this vacant space on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

Our business is subject to significant re-leasing risk, particularly for specialty properties that are suitable for only one use.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. In particular, our specialty properties are designed for a particular type of tenant or tenant use. If tenants of specialty properties do not renew or default on their leases, we may not be able to re-lease properties without substantial capital improvements, which may require significant cost and time to complete. Alternatively, we may not be able to re-lease or sell the property without such improvements or may be required to reduce the rent or selling price significantly. This potential illiquidity may limit our ability to modify quickly our portfolio in response to changes in economic or other conditions, including tenant demand. Such occurrences could materially and adversely affect us.

We may experience a higher number of tenant defaults because we lease most of our properties to unrated tenants.

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2020, only approximately 17.2% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.

Our underwriting and risk-management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. To evaluate tenant credit risk, we utilize a third-party model, S&P Capital IQ, to help us determine a tenant’s implied credit rating when a public rating is not available. However, a rating from S&P Capital IQ is not the same as a published credit rating and lacks extensive company participation that is typically involved when a rating agency publishes a rating. Therefore, such rating may not be as indicative of creditworthiness as a rating published by a nationally recognized statistical rating organization. Tenant credit ratings, public or implied, however, are only one component of how we assess the risk of tenant insolvency. We also use our own internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. If our assessment of credit quality proves to be inaccurate, we may experience one or more tenant defaults, which could have a material adverse effect on us.

Any failure of one or more tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. As of December 31, 2020, approximately 88.7% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 6.3% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. Ratings or conclusions derived from both S&P Capital IQ and our internal teams rely on such information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.

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

On March 8, 2020, Art Van, a home furnishings store and BNL’s largest tenant as of March 31, 2020 (representing 2.9% of our ABR at the time), filed for bankruptcy protection. At the time, BNL leased 10 properties to Art Van, representing approximately 665,000 square feet of operational retail space, with nine properties located in Michigan and one property located in Illinois. On June 30, 2020, at our request, the bankruptcy court rejected seven of these leases, and we successfully re-leased six of these properties (representing approximately 71.3% of our portfolio’s square footage leased to Art Van) to American Signature, Inc. (“American Signature”), the owner of the American Signature and Value City furniture brands, for a ten year term with base rents equivalent to approximately 71.5% of the base rent previously received from Art Van for those six properties. The seventh property (equivalent to approximately 18.4% of our portfolio’s square footage leased to Art Van) was operated by American Signature through September 29, 2020 to conduct going out of business sales for Art Van inventory acquired by American Signature through the bankruptcy proceedings, and on January 27, 2021, the property was re-leased to Steinhafels, Inc., a Wisconsin furniture and mattress retailer, for a ten year term with base rents equivalent to approximately 70% of the base rent previously received from Art Van for the property. The three remaining sites were released from the bankruptcy proceedings on July 31, 2020, and on November 4, 2020, one of the sites was re-leased to Select Comfort Retail Corporation, Inc., a national mattress retailer, for a ten year term commencing in the first quarter of 2021 with a 34% increase in base rents previously received from Art Van for the property. In August 2020, we agreed to a court approved settlement with the Art Van bankruptcy estate pursuant to which we are entitled to receive $2.35 million, which represents approximately 78% of our total post-petition claim through July 31, 2020, and approximately 86.5% of the total post-petition base rent owed to us by Art Van from the period from March 8, 2020, through July 31, 2020. We collected $1.175 million in August 2020 and $1.175 million in October 2020.

Some of our customers operate their businesses under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

As of December 31, 2020, 69.7% of our restaurant property tenants operated their businesses under franchise or license agreements. Generally, these franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated by the franchisor or licensor and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

Security breaches and other technology disruptions could compromise our information systems and expose us to liability, which could materially and adversely affect us.

Information security risks generally have increased in recent years due to the increased technological sophistication and activities of perpetrators of cyber-attacks. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and our employees, and financial and strategic information about us. We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, potential liability, and competitive disadvantage. Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the California Consumer Protection Act, contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. Any of the above risks could materially and adversely affect us.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.
If interest rates increase, so could our interest costs for any new debt and our existing variable-rate debt obligations. Absent a simultaneous increase in acquisition yields, this increased cost could make the financing of any acquisition more expensive and lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. See “Risks Related to Debt Financing” for additional information. In addition, an increase in interest rates could decrease the access current and prospective tenants have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability, if necessary, to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the distribution yield on our Common Stock (including our Class A Common Stock) will influence the price of such Common Stock (including our Class A Common Stock). Thus, an increase in market interest rates may lead prospective purchasers of our Common Stock (including our Class A Common Stock) to expect a higher distribution yield, which could adversely affect the market price of our common stock. See “Risks Related to Ownership of Our Common Stock (Including Our Class A Common Stock)” for more information. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.

Our properties may be subject to impairment charges.

We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2020, 2019, and 2018, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Critical Accounting Polices – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.

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

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2020, we were party to tax protection agreements covering three properties. Based on values as of December 31, 2020, taxable sales of the applicable properties would trigger liability under the agreements of approximately $12.3 million. In addition, in connection with the Internalization, we entered into the Founding Owners’ Tax Protection Agreement. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time, or on terms, that would be favorable absent such restrictions.

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

The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease, or improve the property, or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or which businesses may be operated, and these restrictions may require substantial expenditures.

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

Because real estate investments are relatively illiquid, our ability to adjust our portfolio promptly in response to economic, financial, investment, or other conditions may be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition, or refinancing at attractive prices within any given period of time, or we may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations, or fiscal policies of the jurisdiction in which the property is located. Further, certain significant expenditures generally do not change in response to economic or other conditions, such as (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. The inability to dispose of a property at an acceptable price or at all, as well as the combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

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

Risks Related to Debt Financing

As of December 31, 2020, we had approximately $1.5 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2020, we had approximately $1.5 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gains), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Disruptions in the financial markets and deteriorating economic conditions, due to the COVID-19 pandemic or other factors, could adversely affect our ability to obtain debt financing on commercially reasonable terms and adversely impact our ability to implement our investment strategy and achieve our investment objectives.

The United States and global financial markets have experienced significant volatility and disruption in the past. During the mid-2000s, there was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates, and lower property values. Prior to the onset of the COVID-19 pandemic, capital had been more available, and the overall economy had improved. However, the deteriorating economic conditions arising from the pandemic have disrupted the financial markets and made debt financing for real estate transactions generally less available. Future events or sustained negative conditions may also reduce the availability of financing, make financing terms less attractive, as well as impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. Uncertainty in the credit markets also could negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2020, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

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

Failure to maintain our current credit ratings could materially and adversely affect our cost of capital, liquidity, and access to capital markets.

The spread we pay over London Interbank Offered Rate (“LIBOR”) for our unsecured credit facilities is determined based upon our credit ratings. In March 2016, Moody’s assigned the OP an investment grade credit rating of Baa3 with a stable outlook, which was re-affirmed most recently in July 2020. On January 21, 2021, S&P assigned both the Company and the OP an initial investment grade credit rating of BBB with a stable outlook. The ratings are based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings it could adversely affect our cost of capital, liquidity, and access to capital markets. Factors that could negatively impact our credit ratings include, but are not limited to: a significant increase in our leverage on a sustained basis; a significant increase in the proportion of secured debt levels; a significant decline in our unencumbered asset base; and a significant decline in our portfolio diversification.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2020, we had approximately $969.8 million of debt outstanding for which the interest rate was tied to LIBOR. Additionally, as of December 31, 2020, we had entered into interest rate swaps totaling $859.8 million that fix the LIBOR component of our debt through various tenors. On July 27, 2017, the Financial Conduct Authority (the “FCA”) that regulates LIBOR announced its intention to cease sustaining LIBOR after 2021. It is not possible to predict the effect of the FCA’s announcement, and there is currently no definitive information regarding the future utilization of LIBOR, including any changes in the methods by which LIBOR is determined, the frequency in which LIBOR is determined and published, or any other reforms to the determination and publication of LIBOR, or a potential transition from LIBOR to a successor benchmark. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows.

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

We are monitoring and evaluating the related risks which arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that it will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. We are in the process of reviewing our long-term debt agreements and interest rate swap contracts to identify those that do not contain fallback language to identify alternate interest rate indices that could be substituted for LIBOR should it be discontinued. All but one of our variable-rate term loan agreements contain such provisions. We plan to ensure that appropriate fallback language is included in future loan and swap contracts, and to amend existing contracts as necessary.

Risks Related to Our Organizational Structure

Our Charter contains provisions, including ownership and transfer restrictions, that may delay, discourage, or prevent a takeover or change of control transaction that could otherwise result in a premium price to our stockholders.

Our Charter contains various provisions that are intended to facilitate our qualification as a REIT. For example, our Charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding Common Stock (including our Class A Common Stock) unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our Common Stock (including our Class A Common Stock) on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential change of control transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our Common Stock (including our Class A Common Stock). As a result, these charter provisions may negatively impact the market price of our Common Stock (including our Class A Common Stock).

We may issue preferred stock or separate classes or series of Common Stock, which could adversely affect the holders of our Common Stock (including our Class A Common Stock).

Our Charter authorizes us to issue up to 520,000,000 shares of stock, and our board of directors, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Holders of shares of our Common Stock (including our Class A Common Stock) do not have preemptive rights to acquire any shares issued by us in the future.

In addition, our board of directors may classify or reclassify any unissued shares of our Common Stock (including our Class A Common Stock) or preferred stock and establish the preferences, rights, and powers of any such stock. As a result, our board of directors could authorize the issuance of preferred stock or separate classes or series of Common Stock with terms and conditions that could have priority, with respect to distributions and amounts payable upon our liquidation, over the rights of our Common Stock (including our Class A Common Stock). The issuance of shares of such preferred or separate classes or series of Common Stock could dilute the value of an investment in shares of our Common Stock (including our Class A Common Stock). The issuance of shares of preferred stock or a separate class or series of Common Stock could provide the holders thereof with specified dividend payments and payments upon liquidation prior or senior to those of the Common Stock (including our Class A Common Stock), and could also have the effect of delaying, discouraging, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Stock (including our Class A Common Stock).

Termination of the Employment Agreements with certain members of our senior management team could be costly.

The Employment Agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our Company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.

Our board of directors may change our investment and financing policies without stockholder approval, which could materially and adversely alter the nature of an investment in us.

The methods of implementing our investment policies and strategy may vary as new real estate development trends emerge, new investment techniques are developed, and market conditions evolve. Our investment and financing policies are exclusively determined by our board of directors and senior management team. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio, we generally intend to maintain on a sustained basis a level of Net Debt that is generally less than 6.0x our Annualized Adjusted EBITDAre. However, from time to time, our ratio of Net Debt to our Annualized Adjusted EBITDAre may exceed 6.0x. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs and obligations. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations, and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.

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

We are a holding company and conduct substantially all of our operations through the OP. We do not have, apart from an interest in the OP, any independent operations. As a result, we rely on distributions from the OP to pay any distributions we might declare on shares of our Common Stock (including our Class A Common Stock). We will also rely on distributions from the OP to meet any of our obligations, including any tax liability on taxable income allocated to us from the OP. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of the OP and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the OP and its subsidiaries’ liabilities and obligations have been paid in full.

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

 While we intend to avoid situations involving conflicts of interest, there may be situations in which the interests of the OP may conflict with our interests. Our activities specifically authorized by or described in the OP Agreement may be performed by us and will not, in any case or in the aggregate, be deemed a breach of the OP Agreement or any duty owed by us to the OP or any member. In exercising our authority under the OP Agreement, we may, but are under no obligation to, take into account the tax consequences of any action we take. We and the OP have no liability to a non-managing member under any circumstances as a result of an income tax liability incurred by such non-managing member as a result of an action (or inaction) by us pursuant to our authority under the OP Agreement.

The OP Agreement provides that the managing member will not be liable to the OP, its members, or any other person bound by the OP Agreement for monetary damages for losses sustained, liabilities incurred, or benefits not derived by the OP or any member, except for liability for the member’s gross negligence or willful misconduct. Moreover, the OP Agreement provides that the OP is required to indemnify the managing member, its affiliates, and certain related persons, and any manager, officer, stockholder, director, member, employee, representative, or agent of the managing member or its affiliates from and against any and all claims that relate to the operations of the OP, except if (i) the act was committed in bad faith, (ii) the act was the result of active and deliberate dishonesty and was material to the cause of action involved, or (iii) it personally gained in fact a financial income or other advantage to which it was not entitled under law.

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our Common Stock (including our Class A Common Stock) less attractive to investors, which could make the market price and trading volume of our Common Stock (including our Class A Common Stock) more volatile and decline significantly.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.07 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.”  We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of Sarbanes-Oxley requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations, and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our Common Stock (including our Class A Common Stock).  The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on or prior to the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our Common Stock or our Class A Common Stock, as applicable, less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our Common Stock or Class A Common Stock, as applicable, less attractive as a result, there may be a less active, liquid, and/or orderly trading market for our Common Stock (including our Class A Common Stock) and the market price and trading volume of our Common Stock (including our Class A Common Stock) may be more volatile and decline significantly.

 The value of an investment in our Common Stock (including our Class A Common Stock) may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and, if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

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

We believe that we, the OP, and the subsidiaries of the OP do not and will not fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property through our wholly or majority-owned subsidiaries. Accordingly, we believe that we and the OP are and will be primarily engaged in the non-investment company business of such subsidiaries and therefore will not fall within the aforementioned definition of investment company.

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

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would materially and adversely affect us and the value of our Common Stock (including our Class A Common Stock).

We elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, which contain the requirements for qualifying as a REIT, which we refer to in this Form 10-K as the “REIT Requirements,” beginning with our taxable year ended December 31, 2008. We believe that we have been organized and operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with such year, and we intend to continue operating in such a manner. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate;
•	we could be subject to the federal alternative minimum tax for taxable years beginning before January 1, 2018, and increased state and local income taxes;
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

 Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. If this occurs, we may need to borrow funds or liquidate some of our properties in order to pay any applicable taxes. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to execute our growth strategy and raise capital, and could materially and adversely affect the trading price of our Common Stock (including our Class A Common Stock).

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

We believe that the OP will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the OP would generally not be subject to U.S. federal income tax on its income. Instead, for U.S. federal income tax purposes, if the OP is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. The OP may be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the OP’s items of income, gain, loss, deduction, or credit at the partnership level. We cannot assure you that the IRS will not challenge the status of the OP or any other subsidiary in which we own an interest as a disregarded entity or partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the OP or any such other subsidiary as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the OP or any subsidiary to qualify as a disregarded entity or partnership could cause it to become subject to U.S. federal and state corporate income tax, which would significantly reduce the amount of cash available for debt service and for distribution to its partners, including us.

To satisfy the REIT distribution requirements, we may be forced to take certain actions to raise funds if we have insufficient cash flow which could materially and adversely affect us and the trading price of our Common Stock (including our Class A Common Stock).

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, computed without regard to the dividends paid deduction and our net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income each year, computed without regard to the dividends paid deduction. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to satisfy these distribution requirements to maintain our REIT status and avoid the payment of income and excise taxes, we may need to take certain actions to raise funds if we have insufficient cash flow, such as borrowing funds, raising additional equity capital, selling a portion of our assets or finding another alternative to make distributions to our stockholders. We may be forced to take those actions even if the then-prevailing market conditions are not favorable for those actions. This situation could arise from, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our Common Stock (including our Class A Common Stock). These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock (including our Class A Common Stock), and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the trading price of our Common Stock (including our Class A Common Stock).

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

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the 20% rate applicable to “qualified dividends” except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself or generally attributable to income upon which we (or a predecessor) have paid U.S. federal corporate income tax. However, for non-corporate U.S. stockholders, ordinary dividends payable by REITs that are not designated as capital gain dividends or treated as “qualified dividends” generally are eligible for a deduction of 20% of the amount of such ordinary REIT dividends, for taxable years beginning before January 1, 2026. More favorable rates will nevertheless continue to apply for regular corporate “qualified dividends.” Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of the 75% and 95% gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because any TRS in which we own an interest may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses in some cases may be carried back against past taxable income in the TRS and may be carried forward against future taxable income in the TRS (subject to certain limitations).

Complying with the REIT Requirements may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income, and the amounts we distribute to our stockholders. In connection with the Internalization, we were treated as having acquired substantial amounts of goodwill that may not qualify for the 75% asset test. Compliance with these limitations, particularly given the goodwill that we acquired in the Internalization, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset test requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the REIT

Requirements. Accordingly, satisfying the REIT Requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

In certain circumstances, we may be liable for certain tax obligations of certain of the members of the OP.

In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions, we have entered or will enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited. With respect to the existing tax protection agreements with property contributors (excluding the Internalization), as of December 31, 2020, our potential indemnification obligation for the taxable sale of those properties is approximately $12.3 million.

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

Because each of Trident BRE Holdings I, Inc. and Trident BRE Holdings II, Inc. (the “Blocker Corps”) were taxable as a non-REIT C corporation and we acquired their appreciated assets in connection with the Internalization in transactions (the “Blocker Corp Mergers”) in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of each of the Blocker Corps prior to the Blocker Corp Mergers, we will be subject to corporate income tax on the “built-in gain” with respect to the Blocker Corps’ assets at the time of the Blocker Corp Mergers if we dispose of those assets in a taxable transaction within five years following the Blocker Corp Mergers. This built-in gain is measured by the difference between the value of the Blocker Corps’ assets at the time of the Blocker Corp Mergers and the adjusted basis in those assets. We estimate this built-in gain to be approximately $50.7 million. The assets of the Blocker Corps we acquired in the Blocker Corp Mergers are the Blocker Corps’ interests in BRE. When BRE merged into the OP in a tax-deferred transaction and the Blocker Corps received OP Units, the built-in gain associated with the Blocker Corps’ assets became represented as part of an intangible asset on our balance sheet. The disposition of that intangible asset in a taxable transaction within five years following the Blocker Corp Mergers could trigger a corporate income tax on that built-in gain. The most likely transaction in which that intangible asset is disposed of would be a sale of the OP (or our interest in the OP) in a taxable transaction. Thus, if the OP (or our interest in the OP) is sold in a taxable transaction within five years following the Blocker Corp Mergers, we could incur a corporate income tax on approximately $50.7 million of built-in gain.

Because the Blocker Corps were each taxable as a regular C corporation, we assumed any earnings and profits accumulated by the Blocker Corps for taxable periods prior to and including the Blocker Corp Mergers, referred to as “C corporation earnings and profits.” To qualify as a REIT, we cannot have any C corporation earnings and profits at the end of any taxable year. We estimated the C corporation earnings and profits of the Blocker Corps to be approximately $2.3 million in total at the time of the Blocker Corp Mergers and we used a nationally recognized accounting firm to prepare a study to assist management in confirming that calculation. During 2020, we made sufficient distributions in excess of our earnings and profits (including the C corporation earnings and profits from the Blocker Corps) so we would not have to pay a special dividend to eliminate such C corporation earnings and profits. In effect, the inclusion of the C corporation earnings and profits from the Blocker Corps increased the portion of our distributions during 2020 that were taxable as dividends. However, if we were determined to succeed to more C corporation earnings and profits as a result of the Blocker Corp Mergers, we may have to pay a special dividend and/or employ applicable deficiency dividend procedures to eliminate such earnings and profits. If we need to make a special dividend or pay a deficiency dividend and do not otherwise have cash on hand to do so, we may need to (i) sell assets at unfavorable prices, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, or (iv) make a taxable distribution of Common Stock (or Class A Common Stock, as applicable) as part of a distribution in which stockholders may elect to receive Common Stock (or Class A Common Stock, as applicable) or cash (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT Requirements. These alternatives could increase our costs or reduce our equity. In addition, if we were to rely upon the remedial deficiency dividend procedures, we would be required to pay interest based on the amount of any such deficiency dividends.

In addition to the foregoing, as a result of the Blocker Corp Mergers, we inherited any liability with respect to unpaid taxes of each of the Blocker Corps for any periods prior to the Blocker Corp Mergers.

Changes to the U.S. federal income tax laws, including the recent enactment of certain tax reform measures, could have a material and adverse effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations and changes to the application of existing tax rules by U.S. federal, state, local, and foreign governments, in addition to statutory changes, including those contemplated by the new presidential administration in the United States. No assurance can be given as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted.

In particular, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), for which only limited guidance has been issued to date, significantly reforms the Code with respect to the taxation of both individuals and corporate entities, and there are numerous interpretive issues and ambiguities that are not yet clearly addressed, which require further guidance, including possibly in some cases, technical corrections. It is unclear if and when such guidance will be forthcoming, or in the case of technical corrections, will be enacted. Future regulatory guidance and legislation may significantly affect the impact of the TCJA. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our Common Stock (including our Class A Common Stock).

While some of the changes made by the TCJA may adversely affect us, other changes may be beneficial on a going forward basis. The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. In addition, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic has been enacted that makes technical corrections to, or modifies on a temporary basis, certain provisions of the TCJA, including Public Law No. 116-136, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and it is possible that additional legislation may be enacted in the future.

There may also be future changes in U.S. federal tax laws, regulations, rules, and judicial and administrative interpretations applicable to us and our business, the effect of which cannot be predicted. Our stockholders and prospective investors are urged to consult with their own tax advisors with respect to the TCJA, the CARES Act and the status of other legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in shares of our Common Stock (including our Class A Common Stock).

 Risks Related to Ownership of Our Common Stock (Including Our Class A Common Stock)

The market price and trading volume of shares of our Common Stock (including our Class A Common Stock) may be volatile.

The market price of shares of our Class A Common Stock and Common Stock following the Class A Conversion may fluctuate. In addition, the trading volume in shares of our Common Stock and Class A Common Stock, as applicable, may fluctuate and cause significant price variations to occur. Historically, these changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our Common Stock and our Class A Common Stock, as applicable, could fluctuate based upon factors that have little or nothing to do with us in particular. If the market price of shares of our Common Stock and our Class A Common Stock, as applicable, declines significantly, you may be unable to resell your shares of our Common Stock or Class A Common Stock, as applicable, at or above the public offering price. We cannot assure you that the market price of shares of our Class A Common Stock or Common Stock following the Class A Conversion will not fluctuate or decline significantly, including a decline below the public offering price, in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our Common Stock (including our Class A Common Stock) include:

•	actual or anticipated declines in our quarterly operating results or distributions;

•	changes in government regulations;

•	changes in laws affecting REITs and related tax matters;

•	the announcement of new contracts by us or our competitors;

•	reductions in our FFO, AFFO, or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of shares of our Common Stock or our Class A Common Stock to demand a higher yield;

•

the Class A Conversion, pursuant to which our existing Common Stock will become listed on the NYSE and freely tradeable, and the expiration or early release of the lock-up agreements entered into with the underwriters by certain parties described elsewhere under “Shares Eligible for Future Sale—Lock-up Agreements”;

•	future equity issuances, or the perception that they may occur, including issuances of Common Stock upon exercise or vesting of equity awards or redemption of OP Units;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	speculation in the press or investment community; and

•	the realization of any of the other risk factors presented herein.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy, and our ability to make distributions to our stockholder.

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

Distributions are expected to be based upon our FFO, AFFO, financial condition, cash flows and liquidity, debt service requirements, and capital expenditure requirements for our properties. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in trading price of our Class A Common Stock or Common Stock following the Class A Conversion.

We may change the dividend policy for our Common Stock (including our Class A Common Stock) in the future.

The decision to declare and pay dividends on our Common Stock (including our Class A Common Stock), as well as the form, timing, and amount of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law, and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of our Common Stock (including our Class A Common Stock).

Increases in market interest rates may result in a decrease in the value of shares of our Common Stock (including our Class A Common Stock).

One of the factors that will influence the price of shares of our Common Stock (including our Class A Common Stock) will be the distribution yield on shares of our Common Stock (including our Class A Common Stock) (as a percentage of the price of shares of our Common Stock (including our Class A Common Stock)) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our Common Stock (including our Class A Common Stock) to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our Common Stock (including our Class A Common Stock) to decrease.

There may be future dilution to earnings related to shares of our Common Stock (including our Class A Common Stock).

The market price of shares of our Common Stock (including our Class A Common Stock) could decline as a result of issuances or sales of a large number of shares of our Common Stock in the market, or the perception that such issuances or sales could occur. Additionally, future issuances or sales of substantial amounts of shares of our Common Stock (including our Class A Common Stock) may be at prices below the initial public offering price of the shares of our Class A Common Stock and may result in further dilution in our earnings and FFO per share and/or materially and adversely impact the per share trading price of our Common Stock (including our Class A Common Stock).

Future offerings of debt, which would be senior to shares of our Common Stock (including our Class A Common Stock) upon liquidation, and/or preferred equity securities that may be senior to shares of our Common Stock (including our Class A Common Stock) for purposes of distributions or upon liquidation, may materially and adversely affect the market price of shares of our Common Stock (including our Class A Common Stock).

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities (or causing the OP to issue debt securities). Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our Common Stock (including our Class A Common Stock) and may result in dilution to owners of our Common Stock (including our Class A Common Stock). Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing the per share trading price of our Common Stock (including our Class A Common Stock).

Sales of substantial amounts of our Common Stock (including our Class A Common Stock) in the public markets, or the perception that they might occur, or the pending Class A Conversion could reduce the price of our Common Stock (including our Class A Common Stock).

Prior to the initial public offering, neither our Class A Common Stock nor our Common Stock was listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. Additionally, our share redemption program was terminated as of January 10, 2020. As a result, there may be increased demand to sell shares of our Common Stock upon the Class A Conversion, at which time shares of our Common Stock owned by the continuing investors will be listed on the NYSE and freely tradable. A large volume of sales of shares (or short sales) of our Common Stock (or our Class A Common Stock prior to the Class A Conversion) could decrease the prevailing market price of our Common Stock or our Class A Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our Common Stock or our Class A Common Stock are not effected, the mere perception of the possibility of these sales could depress the market price of our Common Stock or our Class A Common Stock and have a negative effect on our ability to raise capital in the future.

The shares of our Class A Common Stock that we sold in the initial public offering could be resold immediately in the public market unless they were held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. The Common Stock and OP Units

issued as consideration in connection with the Internalization are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. The Trident Owners and the Founding Owners (as well as our directors and officers) have agreed, subject to certain exceptions, not to sell or otherwise dispose of any of their Common Stock (including any Class A Common Stock) or OP Units (which may be exchanged for our Common Stock) through March 15, 2021, except with the underwriters’ prior written consent. As a result of the Registration Rights Agreement, however, all of these shares, including Common Stock that may be issued in exchange for OP Units, may be eligible for future sale without restriction, subject to applicable lock-up arrangements. See “Shares Eligible for Future Sale—Registration Rights” and “Certain Relationships and Related Transactions—Registration Rights Agreement.” Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause the market price of our Common Stock or our Class A Common Stock to fall or make it more difficult for you to sell your Class A Common Stock (or your Common Stock, as applicable) at a time and price that you deem appropriate.

Sales of substantial amounts of our capital stock in the public markets may dilute your voting power and your ownership interest in us.

Our Charter provides that we may issue up to 500,000,000 shares of Common Stock, of which 60,000,000 shares are designated as Class A Common Stock and 440,000,000 shares are shares of Common Stock without further designation, and 20,000,000 shares of preferred stock, $0.001 par value per share. Moreover, under Maryland law and as provided in our Charter, a majority of our entire board of directors has the power to amend our Charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our Common Stock or our Class A Common Stock, securities convertible or exchangeable into Common Stock, or shares of our preferred stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.	Properties.

Please refer to Item 1. “Business” of this Annual Report on Form 10-K for information concerning our properties.

Item 3.	Legal Proceedings.

From time to time, we are subject to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to legal proceedings that we believe would reasonably be expected to have material adverse effect on our business, financial condition or results of operations. We are not aware of any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4.	Mine Safety Disclosures.

None

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is traded on the NYSE under the ticker symbol “BNL.” Each share of Class A Common Stock will automatically convert to one share of Common Stock on March 20, 2021, the date that is 180 days after the completion of the initial public offering of the Class A Common Stock. The Common Stock will be listed and traded on the NYSE on March 22, 2021.

Stockholders

As of February 23, 2021, there were approximately 3,892 holders of record of our Common Stock and 94 holders of record of our Class A Common Stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our Class A Common Stock than record holders.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Sales of Common Stock and Issuance of OP Units

None.

Awards of Restricted Stock

On August 4, 2020, we entered into restricted stock award agreements for an aggregate of 340,963 shares of Common Stock of the Company (the “2020 Restricted Stock Awards”), which were valued at approximately $7.0 million or $20.50 per common share, with our senior management team and certain other key employees. The awards were issued under the terms of the 2020 Equity Incentive Plan, and the grants were approved by the Compensation Committee. The grants to the senior management team, which were made pursuant to the terms of their respective employment agreements, included (i) restricted stock grants that vest in substantially equal installments on each of the first four anniversaries of February 7, 2020, which represents 40% of the total award value for each participant, and (ii) restricted stock grants that vest in substantially equal installments on each of the first three anniversaries of February 7, 2020, which represents 60% of the total award value for each participant. The grants to other key employees vest 40% on the first anniversary of February 7, 2020, 30% on the second anniversary of February 7, 2020, 20% on the third anniversary of February 7, 2020, and 10% on the fourth anniversary of February 7, 2020. The restricted stock award agreements provide that vesting is subject to the executive’s continued employment with the Company through each applicable vesting date, except in the event of the executive’s death or disability, in which case, any unvested portion of the awards will become fully vested. In addition, the restricted stock award agreements provide the executive with rights as a stockholder in respect of the awards’ vested and unvested shares, including the right to vote and the right to dividends. In the event of a termination of the executive’s employment by the Company without “Cause” or by the executive for “Good Reason” within 12 months following a “Change in Control” of the Company (as such terms are defined in the executive’s employment agreement), any unvested portion of the 2020 Restricted Stock Awards will become fully vested at the time of such termination, provided that if the 2020 Restricted Stock Awards are unvested at the time of a Change in Control of the Company and are not assumed or substituted for equivalent awards as part of the Change in Control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the Change in Control transaction. Under the terms of the 2020 Restricted Stock Awards, the Company shall be entitled, at its option and in addition to any other available remedies, to terminate the Shares in respect of the 2020 Restricted Stock Awards (including any vested Shares) if the executive materially violates the terms of any restrictive covenant agreement between the Company and the executive or if the executive is convicted of a felony against the Company or its affiliates.

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

The offer and sale of all the shares in the IPO, inclusive of the underwriters' partial exercise of their over-allotment option, were registered under the Securities Act pursuant to a registration statement on Form S-11 (File No. 333-240381), as amended, which was declared effective by the SEC on September 16, 2020. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, BMO Capital Markets Corp., Morgan Stanley & Co. LLC, Capital One Securities, Inc. and Truist Securities, Inc. acted as joint book-running managers for the offering. The IPO commenced on September 16, 2020 and terminated upon the closing of the sale of shares to the underwriters pursuant to their partial exercise of their over-allotment option on October 20, 2020. Upon completion of the IPO, inclusive of the underwriters' partial exercise of their over-allotment option, we received approximately $588.3 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $3.0 million. No payments for any expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated September 16, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-11 filed on September 17, 2020. On September 21, 2020, we completed our IPO and issued 37 million shares of stock for net proceeds of $588.3 million, including shares issued subsequently pursuant to the underwriters’ partial exercise of the over-allotment option. We used $216.5 million of the net proceeds to fully repay the outstanding borrowings and accrued interest under our then existing revolving credit agreement and $240.2 million of the proceeds to fully repay the outstanding principal and accrued interest associated with an unsecured term loan.

As we deploy our net proceeds from our successful IPO and continue to invest in accretive real estate properties, we expect to continue to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on equity offerings and an at-the-market (“ATM”) program.

Prior to the IPO, equity capital for our real estate acquisition activity was provided by proceeds from our private offering, including distributions reinvested through our DRIP. We suspended our private offering on January 10, 2020, and did not raise any equity through our private offering during the year ended December 31, 2020. During the year ended December 31, 2020, we raised approximately $5.9 million in equity capital through our DRIP. For the year ended December 31, 2019, we raised $394.4 million in equity capital, of which $329.8 million was received through new cash investments and $64.6 million was raised through our DRIP. We announced on January 10, 2020 that we were terminating our DRIP effective February 10, 2020.

Distributions

Prior to May 2020, we paid distributions to holders of shares of our Common Stock on a monthly basis. In light of the economic uncertainty and rapidly evolving circumstances related to the COVID-19 pandemic and then-current tenant rent relief requests, to preserve cash, strengthen our liquidity position, and manage our leverage profile, in May 2020 our board of directors determined to temporarily suspend our monthly distribution. We did not pay a distribution for the months of May, June, and July 2020. We reinstated our distribution in August 2020, announcing that we would transition to quarterly distribution payments, and declared a distribution of $0.135 per share on our Common Stock (including our Class A Common Stock) for the third quarter with a record date of September 30, 2020, and a payment date of October 15, 2020.

Following completion of our IPO, we paid a $0.25 quarterly distribution for the fourth quarter of 2020.  On February 19, 2021, the Board declared a quarterly dividend for the first quarter of 2021 of $0.25 per share, payable to holders of record on March 31, 2021 and to be paid on or about April 15, 2021.

While we intend to continue paying regular quarterly dividends to stockholders, the authorization of future dividend declarations will be at the discretion of our board of directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our common stock, the Russell 2000, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2015, in each of shares of our common stock, the Russell 2000 and the MCSI US REIT Index, and that all dividends were reinvested. With respect to shares of our common stock, we have assumed that dividends were reinvested in additional shares of common stock pursuant to our DRIP at a per share price equal to 98% of the Determined Share Value as of the applicable distribution date. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

Total Return Performance
210
190
170
150
130
110
90
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Broadstone Net Lease
Russell 2000
MSCI US REIT Index

	December 31,
	2015	2016	2017	2018	2019	2020
Broadstone Net Lease	100.00	111.21	124.66	140.94	148.34	142.58
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
MSCI US REIT Index	100.00	108.60	114.11	108.89	137.03	126.65

Following the completion of our IPO in September 2020 and the listing of our Class A Common Stock on the NYSE, we now calculate annual total return to include dividends as of their respective ex-dividend date.

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

The selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 presented below should be read in conjunction with our consolidated financial statements and the related notes thereto contained in Item 8. “Financial Statements and Supplementary Data” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements.

Our results of operations for the periods presented below are not indicative of those expected in future periods.

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Operating Data
Revenues
Lease revenues	$321,637	$298,815	$237,479	$181,563	$142,869
Operating expenses
Depreciation and amortization	132,685	108,818	83,994	62,263	46,321
Asset management fees	2,461	21,863	18,173	14,754	10,955
Property management fees	1,275	8,256	6,529	4,988	3,939
Acquisition expenses	—	—	—	—	10,880
Property and operating expense	17,478	15,990	11,157	6,505	3,900
General and administrative	27,988	5,456	6,162	4,939	2,790
Provision for impairment of investment in rental properties	19,077	3,452	2,061	2,608	—
Total operating expenses	200,964	163,835	128,076	96,057	78,785
Other income (expenses)
Preferred distribution income	—	—	440	737	713
Interest income	24	9	179	467	88
Interest expense	(76,138)	(72,534)	(52,855)	(34,751)	(29,963)
Cost of debt extinguishment	(417)	(1,176)	(101)	(5,151)	(133)
Gain on sale of real estate	14,985	29,914	10,496	12,992	5,925
Income taxes	(939)	(2,415)	(857)	(624)	(446)
Gain on sale of investment in related party	—	—	8,500	—	—
Internalization expenses	(3,705)	(3,658)	—	—	—
Change in fair value of earnout liability	1,800	—	—	—	—
Other (expenses) income	(7)	(6)	(100)	379	—
Net income	56,276	85,114	75,105	59,555	40,268
Net income attributable to non-controlling interests	(5,095)	(5,720)	(5,730)	(4,756)	(3,914)
Net income attributable to Broadstone Net Lease, Inc.	$51,181	$79,394	$69,375	$54,799	$36,354
Net Earnings per common share, basic and diluted	$0.44	$0.83	$0.86	$0.80	$0.69

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Balance Sheet Data
Investment in rental property, at cost	$3,734,121	$3,728,334	$2,890,735	$2,376,141	$1,790,674
Investment in rental property, net	3,384,144	3,457,290	2,683,746	2,227,758	1,684,971
Cash and cash equivalents	100,486	12,455	18,612	9,355	21,635
Total assets	4,258,483	3,917,858	3,096,797	2,578,756	1,952,054
Unsecured revolving credit facility	—	197,300	141,100	273,000	102,000
Mortgage and notes payable, net	107,382	111,793	78,952	67,832	106,686
Unsecured term notes, net	1,433,796	1,672,081	1,225,773	836,912	657,891
Total liabilities	1,779,402	2,138,838	1,567,877	1,294,555	953,517
Total Broadstone Net Lease, Inc. stockholders’ equity	2,299,105	1,667,614	1,417,099	1,186,825	911,788
Total equity	2,479,081	1,779,020	1,528,920	1,284,201	998,537

	For the Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Other Data
Dividend declared	$111,435	$136,280	$112,969	$92,768	$76,955
Dividends declared per common share	$0.83	$1.32	$1.29	$1.24	$1.23
FFO(1)	192,981	167,470	150,664	111,434	80,664
AFFO(1)	181,095	149,197	124,065	99,952	78,780

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Number of properties	641	646	621	528	417
Occupancy at period end	99.2%	99.7%	99.7%	99.6%	98.0%

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

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types. As of December 31, 2020, our portfolio has grown to 640 properties in 41 U.S. states and one property in Canada, with an aggregate gross asset value of approximately $4.0 billion.

We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and for which there are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund their core business operations rather than real estate ownership.

-

Diversified Portfolio. As of December 31, 2020, our portfolio comprised approximately 28.2 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):

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
o

Tenant and Industry Diversity: Our properties are occupied by approximately 181 different commercial tenants who operate 167 different brands that are diversified across 55 differing industries, with no single tenant accounting for more than 2.5% of our ABR.

-

Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2020, our portfolio was approximately 99.2% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.7 years, excluding renewal options.

-	Standard Contractual Base Rent Escalation. Approximately 98.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
-

Extensive Tenant Financial Reporting. Approximately 88.7% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 6.3% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise.

COVID-19 Pandemic

The rapidly evolving circumstances related to the COVID-19 pandemic resulted in deep economic uncertainty and far-reaching impacts on almost every business and industry, including industries in which our tenants operate. In response to the COVID-19 pandemic, many countries and U.S. states, including the areas in which we operate, adopted certain measures to mitigate the ongoing public health crises. Such measures included “shelter in place” or “stay at home” rules, restrictions on travel, and restrictions on the types of businesses that may continue to operate in many countries and U.S. states. Although such restrictions have been or were in the process of being lifted in various locations, the recent resurgence of COVID-19 cases has led to a reinstatement or partial reinstatement of restrictions in some locations. We cannot predict whether and to what extent additional states and cities will implement similar restrictions or when restrictions currently in place will expire. Further, the impacts of a potential worsening of economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, and consumer spending, as well as other unanticipated consequences, remain unknown.

The sections below summarize the typical factors that impact our results of operations, including the actual and potential impacts of the COVID-19 pandemic on our results of operations, liquidity and capital resources, during the year ended December 31, 2020, as well as management’s view of potential impacts on our future results of operations, liquidity and capital resources. For more discussion on the risks associated with the COVID-19 outbreak, see Item 1A. “Risk Factors”.

Factors That Impact Our Result of Operations

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

Rental Rates and Collections

Our financial results depend on our ability to timely collect contractual rents due under our long-term net leases. The COVID-19 pandemic’s impact on us has primarily manifested through tenant requests for rent relief. In total, we granted partial rent relief requests to 15 tenants related to 93 properties.

We evaluated each request for rent relief as a unique situation, employing a rigorous credit and business analysis focusing on, among other things, industry circumstances, the tenant’s financial performance, liquidity position, lease structure, and geographic location, and regulatory impacts on the tenant’s operations (e.g., stay-at-home orders, essential v. nonessential business designations). Based on our analyses, we granted relief on a select basis only to those tenants we determined to be most in need. In cases where we granted rent relief, we focused on negotiating the shortest possible repayment period and, when possible, lease enhancements (e.g. extensions of term). There were several tenants who requested rent relief that we believed were well positioned to continue making rent payments during the pandemic. Many of those tenants had strong balance sheets and liquidity positions, had applied for or received Paycheck Protection Program loan funding under the CARES Act, or were designated as essential businesses and could continue to operate despite restrictions on other businesses. We declined to agree to any rent relief in those circumstances, and in all such cases the tenants continued to pay all rents due as of December 31, 2020.

The rent relief requests we granted included partial deferral of payment of rent with 14 tenants, and a partial abatement of rent with one tenant. As of December 31, 2020, all deferral periods have ended, and the balance of rent deferrals yet to be repaid was less than $1 million. The abatement period ended subsequent to year-end in January 2021.

In circumstances where we agreed to a rent deferral that is to be repaid over a period of time, and where the terms of the lease and amounts paid under the lease were substantially the same, we continued to recognize the same amount of GAAP lease revenue each period to the extent the amounts were probable of collection. The amounts we agreed to defer impacted our cash flows from operations.

The following chart summarizes our 2020 rent collections:

	Full Year	Q4	Q3	Q2	Q1
Base Rent Received	97.7%	98.8%	97.9%	95.5%	98.8%
Base Rent Abated	0.9%	1.0%	1.4%	1.1%	0.0%
Base Rent Deferred	0.9%	0.0%	0.6%	3.0%	0.0%
Uncollected Rent	0.5%	0.2%	0.1%	0.4%	1.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Despite our continued strong rent collections subsequent to the outbreak of the COVID-19 pandemic, the duration of the pandemic and the potential ongoing impacts of the virus on our tenants’ ability to conduct their business should additional governmental restrictions be implemented, could have a significant negative impact on our ability to continue to collect future rents.

Property Dispositions

From time to time, we strategically dispose of properties, primarily when we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives. The resulting gains or losses on dispositions may materially impact our operating results, and the recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale. As a result of the COVID-19 pandemic, we have seen a slowdown in real estate transactions and weakening market conditions for several property types resulting from an increase in vacant rental space. Although we were able to dispose of properties during the year ended December 31, 2020 at advantageous prices, in the short term, the slowdown in market activity may inhibit our ability to further dispose of properties we have identified for disposition, including those leased by tenants that experience significant credit deterioration as a result of the COVID-19 pandemic, and the price at which we are able to sell the properties may be negatively impacted. We will continue to monitor the pandemic’s impact and continue to selectively dispose of properties when advantageous to do so.

Lease Renewals and Occupancy

As of December 31, 2020, the ABR weighted average remaining term of our portfolio was approximately 10.7 years, excluding renewal options, and approximately 10.2% of our leases (based on ABR) will expire prior to January 1, 2026. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our occupancy rates have remained strong during the COVID-19 pandemic, standing at 99.2% as of December 31, 2020 based on rentable square footage. Additionally, when negotiating COVID-19 related rent relief agreements, we have sought to extend lease terms where possible to preserve the continuity of tenants and long-term cash flows derived from our portfolio. While we believe our portfolio’s diversity should allow us to manage the impact the COVID-19 pandemic may have on lease renewals and occupancy, we continue to monitor the pandemic’s effects on several industries in which our tenants operate, such as bankruptcies by large retailers, continued or increased occupancy limits established by local governments on the casual dining industry, as well as the potential long-term effects on the demand for and utilization of office space as more companies consider adopting work from home models.

Acquisition Activity

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property acquisitions. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our acquisition volume also depends on our ability to access third-party debt and equity financing. The COVID-19 pandemic caused a slowdown in acquisition volume, and we did not acquire any new properties during the first ten months of 2020. We returned to growth through acquisitions during the fourth quarter, investing $100.3 million excluding capitalized acquisition expenses in 19 properties at a weighted average initial capitalization rate of 6.9%.

We continue to build and evaluate a robust pipeline of potential investment opportunities, predominantly focused on industrial, healthcare, quick-service restaurant, and select retail property sectors.

Net Lease Terms

Substantially all of our leases are net leases pursuant to which our tenant generally is obligated to pay all expenses associated with the leased property including real estate taxes, insurance, maintenance, repairs, and capital costs. A limited number of leases require that we pay some or all of the property expenses such as roof and structure repairs, real estate taxes, insurance, the cost of environmental liabilities, if any, or certain non-structural repairs and maintenance. Additionally, we seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types, while less relevant to our other property types, such as healthcare and industrial. As of December 31, 2020, master leases contributed approximately 34.4% of our overall ABR (our largest master lease by ABR related to 24 properties and contributed 2.5% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 74.0% of our restaurant property ABR (168 of our 247 restaurant properties), and 47.2% of our retail property ABR (76 of our 130 retail properties).

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

Interest Expense

We anticipate that we will continue to incur debt to fund future acquisition activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. Any changes to our debt structure or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such debt. In January 2021, we received an initial credit rating of BBB with a stable outlook from S&P, which will have the effect of lowering the applicable margin on our existing $965 million of bank loans by 25 basis points beginning in February 2021, as well as a 20 basis point decrease in the applicable margin on future Revolving Credit Facility borrowings. However, a downgrade in our credit rating could also increase the amount of interest we pay under our debt agreements.

Interest rates declined during 2020 as the U.S. federal government attempts to combat the economic impacts of the COVID-19 pandemic. We benefited from this dynamic to the extent our floating rate borrowings were unhedged. Such borrowings bear interest at variable rates equal to LIBOR plus a margin based on our credit rating. The one-month LIBOR rate decreased from 1.76% at December 31, 2019, to 0.14% at December 31, 2020. We repaid $456.3 million of unhedged borrowings with the proceeds of our IPO, and approximately $110.0 million of our outstanding borrowings at December 31, 2020, remained unhedged. Restrictions in credit markets resulted in increased borrowing spreads across the debt capital markets earlier in the year as compared to the end of 2019, although they have since narrowed. As market conditions evolve and we return to executing against our growth strategy, additional changes in interest rates and our borrowing spreads could influence our operating results.

General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses. Since March 16, 2020, we have been primarily operating under a work from home policy. As of the date of this filing, the policy remains in effect. Given our limited headcount, we have not incurred a material amount of cash outlays on information technology or infrastructure to facilitate our remote workforce, and do not believe we will incur significant costs in the future. We have experienced a significant decrease in travel and entertainment expenses, as social distancing guidelines and restrictions have limited corporate travel. These benefits, however, may be outweighed by incremental third party legal, accounting, and consulting costs if the impacts of the COVID-19 pandemic worsen.

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

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the COVID-19 pandemic, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2020, we recognized $19.1 million of impairment charges, mainly resulting from changes in our long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where we have vacant properties being marketed for re-lease or sale. We face the risk of additional impairments depending on the long-term effects of the COVID-19 pandemic and the extent to which it may impact our tenants in the future.

Results of Operations

Our historical results of operations for the years ended December 31, 2020 and 2019, discussed below, include the payment of asset and property management fees that we no longer pay following the Internalization, and do not include the full extent of expected direct compensation expense associated with employees employed by us following the Internalization or incremental general and administrative expenses.

Discussion of our Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2019 Compared to Year Ended year ended December 31, 2018.”

Overview

As of December 31, 2020, our real estate investment portfolio included 640 commercial real estate properties with locations in 41 states and one real estate property located in British Columbia, Canada, and leased to tenants in various industries. All but eight of our properties were subject to a lease as of December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended year ended December 31, 2019

Lease revenues, net

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Contractual rental amounts billed for operating leases	$281,998	$257,695	$24,303	9.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	20,965	22,109	(1,144)	-5.2%
Variable rental amount earned	743	152	591	>100.0%
Earned income from direct financing leases	3,355	4,018	(663)	-16.5%
Earned income from sales-type leases	5	—	5	100.0%
Operating expenses billed to tenants	15,845	14,614	1,231	8.4%
Other income from real estate transactions	799	668	131	19.6%
Adjustment to revenue recognized for uncollectible rental amounts billed	(2,073)	(441)	(1,632)	>100.0%
Total Lease revenues, net	$321,637	$298,815	$22,822	7.6%

The increase in Lease revenues, net for the year ended December 31, 2020, was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during 2019. In 2019, we significantly increased the size of our portfolio, adding 74 new properties at an aggregate purchase price of approximately $1.0 billion, excluding capitalized acquisition costs. Our acquisitions were largely weighted towards the second half of the year, with the closing of a $735.7 million industrial and office portfolio in August 2019. As of December 31, 2020, our portfolio was 99.2% occupied (based on rentable square footage), with ABR weighted average annual rent increases of 2.1%. During the fourth quarter of 2020, we invested $100.3 million, excluding capitalized acquisition costs, in 19 properties at a weighted average initial cash cap rate of 6.9%. Most of these acquisitions closed during the month of December, and therefore did not contribute meaningfully to the increase in Lease revenues, net for the year ended December 31, 2020.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Operating expenses:
Depreciation and amortization	$132,685	$108,818	$23,867	21.9%
Asset management fees	2,461	21,863	(19,402)	(88.7)%
Property management fees	1,275	8,256	(6,981)	(84.6)%
Property and operating expense	17,478	15,990	1,488	9.3%
General and administrative	27,988	5,456	22,532	>100.0%
Provision for impairment of investment in rental properties	19,077	3,452	15,625	>100.0%
Total operating expenses	$200,964	$163,835	$37,129	22.7%

Depreciation and amortization

The increase in depreciation and amortization expense for the year ended December 31, 2020, is primarily due to the growth in our real estate portfolio, as discussed above. The amount of depreciation and amortization expense as a percentage of revenue fluctuates period-over-period based on the composition of our property acquisitions each year. We allocate the purchase price of these acquisitions based on the relative fair value of the underlying assets acquired and liabilities assumed, which have differing useful lives impacting the amount of depreciation and amortization expense recognized thereafter. The assets generally include tangible assets, consisting of land and land improvements, buildings and other improvements, and equipment, and identifiable intangible assets and liabilities, including the value of in-place leases and acquired above-market and below-market leases. Our acquisitions and strategic growth strategies have not resulted in meaningful trends in the composition of underlying assets acquired.

Asset management fees and Property management fees

The decline in asset management fees and property management fees was due to the completion of the Internalization. Upon completion of the Internalization, the agreements with the third-party manager were terminated, resulting in a decrease in these expenses as compared to the prior year period.

Property and operating expense

The increase in property and operating expense was mainly attributable to the number of properties we own for which we are responsible for engaging a third-party manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. We pay a majority of these expenses and are reimbursed by the tenants under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants and included within Lease revenues, net.

General and administrative

The increase in general and administrative expenses mainly reflects the impact of the Internalization associated with our newly acquired employee base. Following the Internalization, our asset and property management fees were replaced with compensation and related expenses, which totaled $16.2 million during the year ended December 31, 2020, along with associated general and administrative expenses. In 2020, we achieved costs savings from our internalized structure, as the increase in general and administrative expenses is less than the combined decrease in asset management, property management, and disposition fees incurred during the year ended December 31, 2020 under our prior externally managed structure.

Provision for impairment of investment in rental properties

During the year ended December 31, 2020, we recognized $19.1 million of impairment on our investments in rental properties, compared to $3.5 million during the year ended December 31, 2019, respectively. The following table presents the impairment charges for their respective periods:

	Year Ended December 31,
(in thousands, except number of properties)	2020	2019
Number of properties	7	4
Carrying value prior to impairment charge	$55,674	$15,901
Fair value	36,597	12,449
Impairment charge	$19,077	$3,452

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances. We took a majority of the 2020 impairment during the third quarter, which primarily related to an increased likelihood that we would sell an asset that was vacated through a tenant’s bankruptcy. We continued to market the asset for lease or sale, and subsequent to year end, we signed a long-term lease with a new tenant.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2020	2019	$	%
Other income (expenses)
Interest income	$24	$9	$15	>100.0%
Interest expense	(76,138)	(72,534)	3,604	5.0%
Cost of debt extinguishment	(417)	(1,176)	(759)	(64.5)%
Gain on sale of real estate	14,985	29,914	(14,929)	(49.9)%
Income taxes	(939)	(2,415)	(1,476)	(61.1)%
Internalization expenses	(3,705)	(3,658)	47	1.3%
Change in fair value of earnout liability	1,800	—	1,800	>100.0%
Other expenses	(7)	(6)	1	16.7%

Interest expense

Increased interest expense during the year ended December 31, 2020, as compared to the year ended December 31, 2019, reflects increased average outstanding borrowings in the comparable period. We incurred incremental revolver and term loan borrowings in August 2019 to fund a significant acquisition and in February 2020 in connection with the Internalization. These borrowings were unhedged and bore interest at a variable rate based on LIBOR, which decreased from 1.76% at December 31, 2019 to 0.14% at December 31, 2020. As a result, we benefited from declining interest rates during the period of time they were outstanding. The borrowings were fully repaid in September 2020 with proceeds from our IPO.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2020, we recognized gains of $15.0 million on the sale of 24 properties, compared to gains of $29.9 million on the sale of 49 properties during the year ended December 31, 2019. There was an increase in the sale of properties during 2019 as a result of our deleveraging plans following the significant industrial and office portfolio acquisition in August 2019. The decrease in the sale of properties during 2020 was a result of a shift in our deleveraging to employ proceeds from the IPO, rather than gains on sales of properties, to reduce leverage, as well as a general decrease in market activity resulting from the COVID-19 pandemic in 2020.

Income taxes

The decrease in Income taxes during 2020 is mainly attributable to federal and state taxes paid in 2019 by our Taxable REIT Subsidiary as a result of our deleveraging plans subsequent to our significant industrial and office portfolio acquisition in August 2019.

Change in fair value of earnout liability

As part of the Internalization we may be required to pay additional earnout consideration if certain milestones are achieved during the Earnout Periods. During 2020, we recorded the fair value of this contingent consideration in the Consolidated Balance Sheets, and updated the fair value at the end of each reporting period. To the extent the change in fair value relates to a portion of the earnout consideration that is classified as a liability, we record the change through earnings. We estimate the fair value of the earnout liability by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis to estimate fair value. These estimates require the Company to make various assumptions about future share prices, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. The change in the fair value of the earnout liability during the year ended December 31, 2020, reflects changes in share prices and our peer stock price volatility assumption, which are attributable to changes in economic circumstances impacting global equity markets.

Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2020	2019	$	%
Net income	$56,276	$85,114	$(28,838)	(33.9)%
Net earnings per diluted share	0.44	0.83	(0.39)	(47.0)%

The decrease in net income for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily due to a $23.9 million increase in depreciation and amortization expense, a $15.6 million increase in impairment charges, a $14.9 million decrease in gains on sale of real estate, and a $3.6 million increase in interest expense. These factors were partially offset by revenue growth of $22.8 million and $1.8 million of income from the decrease in the fair value of our earnout liability in 2020 with no comparable adjustment in the prior year. In addition, as a result of the Internalization, increased general and administrative expenses of $22.5 million were offset by $26.4 million lower asset management and property management fees.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons. These fluctuations, combined with the increase in our weighted average shares outstanding resulting from the common shares and OP Units issued in conjunction with the IPO and Internalization, contributed to the $0.39 decrease in net earnings per diluted share for the year ended December 31, 2020.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit rating of Baa3 from Moody’s Investors Service (“Moody’s”), which was reaffirmed in July 2020, and our initial credit rating of BBB from S&P in January 2021. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of December 31, 2020, we had total debt outstanding of $1.5 billion, Net Debt of $1.4 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of approximately 5.15x.

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

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital is provided through unsecured term notes, revolving credit facilities, and senior unsecured notes. Further, we anticipate having the ability to access the public unsecured bond market, which was historically largely unavailable to us.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s lease terms, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not currently a strategic focus of the active management of our capital structure.

Equity Capital Resources

On September 21, 2020, we completed our IPO and issued 37 million shares of stock for net proceeds of $588.3 million, including shares issued subsequently pursuant to the underwriters’ partial exercise of their over-allotment option. We used $216.5 million of the net proceeds to fully repay the outstanding borrowings and accrued interest under our then existing revolving credit agreement and $240.2 million of the proceeds to fully repay the outstanding principal and accrued interest associated with an unsecured term loan.

As we deploy our net proceeds from our successful IPO and continue to invest in accretive real estate properties, we expect to continue to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on equity offerings and an at-the-market (“ATM”) program.

Prior to the IPO, equity capital for our real estate acquisition activity was provided by proceeds from our private offering, including distributions reinvested through our DRIP. We suspended our private offering on January 10, 2020, and did not raise any equity through our private offering during the year ended December 31, 2020. During the year ended December 31, 2020, we raised approximately $5.9 million in equity capital through our DRIP. For the year ended December 31, 2019, we raised $394.4 million in equity capital, of which $329.8 million was received through new cash investments and $64.6 million was raised through our DRIP. We announced on January 10, 2020 that we were terminating our DRIP effective February 10, 2020.

Unsecured Indebtedness

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes at December 31, 2020.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$—	one-month LIBOR + 1.20%	Sept. 2023
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.25%	Feb. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.25%	Jun. 2024
2026 Unsecured Term Loan	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total	$1,440,000

Revolving Credit Facility

In connection with our IPO in September 2020, we replaced our prior $600.0 million revolving credit facility with a $900.0 million Revolving Credit Facility that includes $20.0 million available for issuance of letters of credit. The Revolving Credit Facility has an initial maturity date of September 2023 and provides for two six-month extensions, at our election, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. The Revolving Credit Facility contains an applicable facility fee ranging between 0.125% and 0.30% per annum, based on our credit rating. At December 31, 2020, the facility fee was 0.25% per annum based on our credit rating of Baa3 on such date.

Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.825% and 1.55% per annum. At December 31, 2020, the applicable margin was 1.20% based on our credit rating on such date.

2022 Unsecured Term Loan

We entered into the 2022 Unsecured Term Loan to partially repay BRE debt that we assumed as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on our credit rating, ranging between 0.85% and 1.65% per annum. At December 31, 2020, the applicable margin was 1.25% based on our credit rating on such date.

2023 Unsecured Term Loan

The 2023 Unsecured Term loan has an initial maturity date of January 2023. Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.90% and 1.75% per annum. At December 31, 2020, the applicable margin was 1.35% based on our credit rating on such date.

2024 Unsecured Term Loan

The 2024 Unsecured Term Loan has an initial maturity date of June 2024. Borrowings under the 2024 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. At December 31, 2020, the applicable margin was 1.25% based on our credit rating on such date.

2026 Unsecured Term Loan

The 2026 Unsecured Term Loan includes an accordion feature that provides for an increase in the facility size up to a total of $550 million of available capacity. Borrowings under the 2026 Unsecured Term Loan are payable interest only on a monthly basis during the term of the loan, with the principal amount due in February 2026. Borrowings under the 2026 Unsecured Term loan bear interest equal to LIBOR plus a margin based on our credit rating ranging between 1.45% and 2.40% per annum. At December 31, 2020, the applicable margin was 1.85% based on our credit rating on such date.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2020, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

We attempt to manage our interest rate risk by entering into interest rate swaps. As of December 31, 2020, we had 33 interest rate swaps outstanding in an aggregate notional amount of $859.8 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents and restricted cash totaled $110.7 million, $20.3 million, and $19.0 million at December 31, 2020, 2019, and 2018, respectively. The table below shows information concerning cash flows for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$179,028	$147,358	$128,011
Net cash used in investing activities	(60,236)	(831,707)	(510,459)
Net cash (used in) provided by financing activities	(28,375)	685,671	391,338
Increase in cash and cash equivalents and restricted cash	$90,417	$1,322	$8,890

The increase in net cash provided by operating activities during the years ended December 31, 2020 and 2019, as compared to the comparable prior periods, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The change in net cash used in investing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019, was mainly due to decreased acquisition volume, offset by cash paid in connection with the Internalization and decreased proceeds from the disposal of properties in 2020. The increase in net cash used in investing activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018, reflected increased outflows for the acquisition of properties, most notably a significant acquisition during August 2019. In addition, during the 2018 period, we received $18.5 million from the sale of our investment in preferred units of BRE, with no such cash inflow in 2019. These factors were somewhat offset by increased proceeds from the disposal of properties as we actively manage our balance sheet following the Industrial Portfolio Acquisition.

The change in net cash (used in) provided by financing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019, mainly reflects a net repayment of debt in 2020 with proceeds from our IPO, compared to net borrowings in 2019 that were partially offset by increased proceeds from the sale of common stock. The increase in net cash provided by financing activities during the year ended December 31, 2019 as compared to the year ended December 31, 2018, mainly reflects net incremental borrowings and increased proceeds from the issuance of our common stock, which were used to fund the increased acquisition activity, partially offset by increased distributions resulting from an increase in the number of shares of common stock outstanding.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2020 (in thousands).

Year of Maturity	Term Loan	Revolving Credit Facility(1)	Senior Notes	Mortgages and Notes Payable	Interest Expense(2)	Tenant Improvement Allowances(3)	Operating Leases	Total
2021	$—	$—	$—	$18,006	$63,323	$1,981	$719	$84,029
2022	60,000	—	—	2,907	61,479	—	686	125,072
2023	265,000	—	—	7,582	56,101	—	505	329,188
2024	190,000	—	—	2,260	50,486	—	120	242,866
2025	—	—	—	20,195	46,715	—	121	67,031
Thereafter	450,000	—	475,000	56,717	82,550	—	2,290	1,066,557
Total	$965,000	$—	$475,000	$107,667	$360,654	$1,981	$4,441	$1,914,743

(1)	We may extend the Revolving Credit Facility twice, each for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(2)

Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2020. This amount includes the impact of interest rate swap agreements, and excludes the expected decrease in the applicable margins for our variable-rate term borrowings as a result of receiving a BBB credit rating from S&P in January 2021.

(3)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At, December 31, 2020 and 2019, investment in rental property of $173.5 million and $178.7 million, respectively, was pledged as collateral against our mortgages and notes payable.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement with our Founding Owners in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2020, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Non-GAAP Measures

FFO and AFFO

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash and non-recurring revenues and expenses, including straight-line rents, the change in fair value of our earnout liability, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, internalization expenses, stock-based compensation, severance, extraordinary items, and other specified non-cash items. We believe that such items are not a result of normal operations and thus we believe excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rentals over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. In situations where we granted short-term rent deferrals as a result of the COVID-19 pandemic, and such deferrals were probable of collection and expected to be repaid within a short term, we continued to recognize the same amount of GAAP lease revenues each period. Consistent with GAAP lease revenues, the short-term deferrals associated with COVID-19 did not impact our AFFO.

We further exclude the change in fair value of our earnout liability, costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, internalization expenses, stock-based compensation and severance, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$56,276	$85,114	$75,105
Real property depreciation and amortization	132,613	108,818	83,994
Gain on sale of real estate	(14,985)	(29,914)	(10,496)
Provision for impairment on investment in rental properties	19,077	3,452	2,061
FFO	$192,981	$167,470	$150,664
Capital improvements / reserves	1,662	(97)	(196)
Straight-line rent adjustment	(19,831)	(21,943)	(19,492)
Adjustment to provision for credit losses	(148)	—	—
Cost of debt extinguishment	417	1,176	101
Gain on sale of investment in related party	—	—	(8,500)
Amortization of debt issuance costs	3,445	2,685	1,918
Amortization of net mortgage premiums	(142)	(143)	(142)
Gain on interest rate swaps and other non-cash interest expense	(166)	(205)	(84)
Amortization of lease intangibles	(1,118)	(3,410)	(304)
Internalization expenses	3,705	3,658	—
Stock-based compensation	1,989	—	—
Severance	94	—	—
Change in fair value of earnout liability	(1,800)	—	—
Other expenses	7	6	100
AFFO	$181,095	$149,197	$124,065

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

We are focused on a disciplined and targeted acquisition strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new acquisitions using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter acquisitions. However, the full benefit of EBITDAre from newly acquired properties will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our acquisitions and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all acquisitions and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments or the change in fair value of our earnout liability, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net income	$56,276	$85,114	$75,105
Depreciation and amortization	132,685	108,818	83,994
Interest expense	76,138	72,534	52,855
Income taxes	939	2,415	857
EBITDA	$266,038	$268,881	$212,811
Provision for impairment of investment in rental properties	19,077	3,452	2,061
Gain on sale of real estate	(14,985)	(29,914)	(10,496)
EBITDAre	$270,130	$242,419	$204,376

The following table reconciles EBITDAre to Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2020	2019	2018
Net income	$17,619	$27,712	$14,660
Depreciation and amortization	30,182	30,829	22,691
Interest expense	17,123	21,509	14,740
Income taxes	(141)	1,262	46
EBITDA	$64,783	$81,312	$52,137
Provision for impairment of investment in rental properties	1,678	—	—
Gain on sale of real estate	(5,260)	(13,142)	(876)
EBITDAre	$61,201	$68,170	$51,261
Adjustment for current quarter acquisition activity (1)	1,703	346	3,463
Adjustment for current quarter disposition activity (2)	(318)	(1,015)	(60)
Adjustment to exclude non-recurring expenses (income) (3)	182	2,463	—
Adjustment to exclude change in fair value of earnout liability	6,706	—	—
Adjustment to exclude write-off of accrued rental income	242	—	—
Adjusted EBITDAre	$69,716	$69,964	$54,664
Annualized EBITDAre	$244,805	$272,680	$205,044
Annualized Adjusted EBITDAre	$278,867	$279,856	$218,656
(1)	Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(2)	Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(3)	Amounts represent expense directly associated with the Internalization.

Net Debt, Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre

We define Net Debt as gross debt (total reported debt plus deferred financing costs) less cash and cash equivalents and restricted cash. We believe that the presentation of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre is useful to investors and analysts because these ratios provide information about gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using EBITDAre, and is used in communications with lenders and rating agencies regarding our credit rating. The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre, respectively:

	As of December 31,
(in thousands)	2020	2019
Debt
Mortgages and notes payable, net	$107,382	$111,793
Unsecured term notes, net	1,433,796	1,672,081
Revolving Credit Facility	—	197,300
Debt issuance costs	6,489	8,277
Gross Debt	1,547,667	1,989,451
Cash and cash equivalents	(100,486)	(12,455)
Restricted cash	(10,242)	(7,856)
Net Debt	$1,436,939	$1,969,140
Net Debt to Annualized EBITDAre	5.87x	7.22x
Net Debt to Annualized Adjusted EBITDAre	5.15x	7.04x

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

Investment in Rental Property

Rental property accounted for under operating leases is recorded at cost. Rental property accounted for under direct financing leases and sales-type are recorded at its net investment, which generally represents the cost of the property at the inception of the lease.

We account for acquisitions of real estate as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, as substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets.

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

The estimated fair value of acquired in-place leases are the costs we would have had to incur to lease the properties to the occupancy level of the properties at the date of acquisition. Such costs include the fair value of leasing commissions and other operating costs that would have been incurred to lease the properties, had they been vacant, to their acquired occupancy level. Acquired in-place leases as of the date of acquisition are amortized over the remaining non-cancellable lease terms of the respective leases to amortization expense.

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

Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and leasing and development costs incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and leasing and development costs are amortized over lives which are consistent with the related assets. There were no capitalized interest or real estate taxes during the years ended December 31, 2020, 2019, and 2018.

Long-lived Asset Impairment

We review long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. Management’s impairment assessment as of December 31, 2020 was based on the most current information available. Based upon current market conditions resulting from the COVID-19 pandemic, certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future. During the year ended December 31, 2020, we recorded impairment charges associated with seven properties. Impairment indicators included changes in our long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where we have vacant properties being marketed for re-lease or sale.

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

During the years ended December 31, 2020, 2019, and 2018, we recorded impairment charges of $19.1 million, $3.5 million, and $2.1 million, respectively.

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and it assigned to one or more reporting units. We evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Our annual testing date is November 30.

The goodwill impairment evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if we choose to bypass the qualitative approach, we perform the quantitative approach described below.

When we perform a quantitative test of goodwill for impairment, we compare the carrying value of a reporting unit with its fair value. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment equals the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2020, our inaugural goodwill impairment test date, we concluded that goodwill was not impaired.

Revenue Recognition

We account for leases in accordance with ASC 842, Leases. We commence revenue recognition on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.

Certain of our leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the CPI. Lease income associated with such provisions is considered variable lease income and therefore is not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.

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

We account for the right to use land as a separate lease component, unless the accounting effect of doing so would be insignificant. Determination of significance requires management judgment. In determining whether the accounting effect of separately reporting the land component from other components for its real estate leases is significant, we assess: (i) whether separating the land component impacts the classification of any lease component, (ii) the value of the land component in the context of the overall contract, and (iii) whether the right to use the land is coterminous with the rights to use the other assets.

Revenue recognition methods for operating leases, direct financing leases, and sales-type leases are described below:

Rental property accounted for under operating leases – Revenue is recognized as rents are earned on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, and the collectability of the lease payment is probable, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as Accrued rental income on the Consolidated Balance Sheets. If we determine that collectability of the lease payments is not probable, we record an adjustment to Lease revenues, net to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee.

Rental property accounted for under direct financing leases – We utilize the direct finance method of accounting to record direct financing lease income. The net investment in the direct financing lease represents receivables for the sum of future lease payments to be received and the estimated residual value of the leased property, less unamortized unearned income (which represents the difference between undiscounted cash flows and discounted cash flows). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on our net investment in the leases.

Rental property accounted for under sales-type leases – For leases accounted for as sales-type leases, we record selling profit arising from the lease at inception, along with the net investment in the lease. We lease assets through the assumption of existing leases or through sale-leaseback transactions, and records such assets at their fair value at the time of acquisition, which in most cases coincides with lease inception. As a result, we do not generally recognize selling profit on sales-type leases. The net investment in the sales-type lease represents receivables for the sum of future lease payments and the estimated unguaranteed residual value of the leased property, each measured at net present value. Interest income is recorded over the lease terms so as to produce a constant periodic rate of return on our net investment in the leases.

Certain of our lease contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues, net in the Consolidated Statements of Income and Comprehensive Income.

Derivative Instruments and Hedging

Management uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value.

In accordance with ASC 815, Derivatives and Hedging, we present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur.

When an existing cash flow hedge is terminated, we determine the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive loss, based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If management determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method, which approximates an effective interest method. If management determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings in the period the cash flow hedge is terminated.

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

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt or by entering into interest rate swaps to convert certain variable-rate debt to a fixed rate. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 12 in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.4 billion and $1.6 billion, respectively, as of December 31, 2020. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $79.8 million as of December 31, 2020.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $969.8 million as of December 31, 2020, of which $859.8 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest would have a corresponding $1.1 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2020, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2021

We have served as the Company's auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,354,511	$3,415,400
Accounted for using the direct financing method	29,066	41,890
Accounted for using the sales-type method	567	—
Investment in rental property, net	3,384,144	3,457,290
Cash and cash equivalents	100,486	12,455
Accrued rental income	102,117	84,534
Tenant and other receivables, net	1,604	934
Prepaid expenses and other assets	22,277	12,613
Interest rate swap, assets	—	2,911
Goodwill	339,769	—
Intangible lease assets, net	290,913	331,894
Debt issuance costs – unsecured revolving credit facility, net	6,435	2,380
Leasing fees, net	10,738	12,847
Total assets	$4,258,483	$3,917,858

Liabilities and equity
Unsecured revolving credit facility	$—	$197,300
Mortgages and notes payable, net	107,382	111,793
Unsecured term notes, net	1,433,796	1,672,081
Interest rate swap, liabilities	72,103	24,471
Earnout liability	7,509	—
Accounts payable and other liabilities	74,936	37,377
Accrued interest payable	4,023	3,594
Intangible lease liabilities, net	79,653	92,222
Total liabilities	1,779,402	2,138,838

Commitments and contingencies (See Note 20)

Equity
Broadstone Net Lease, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 440,000 shares authorized, 108,609 shares issued and outstanding at December 31, 2020; 320,000 shares authorized, 104,006 shares issued and outstanding at December 31, 2019	27	26
Class A common stock, $0.00025 par value; 60,000 shares authorized, 37,000 shares issued and outstanding at December 31, 2020; no shares authorized, issued or outstanding at December 31, 2019	9	—
Additional paid-in capital	2,624,997	1,895,935
Cumulative distributions in excess of retained earnings	(259,673)	(208,261)
Accumulated other comprehensive loss	(66,255)	(20,086)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,299,105	1,667,614
Non-controlling interests	179,976	111,406
Total equity	2,479,081	1,779,020
Total liabilities and equity	$4,258,483	$3,917,858

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Lease revenues, net	$321,637	$298,815	$237,479

Operating expenses
Depreciation and amortization	132,685	108,818	83,994
Asset management fees	2,461	21,863	18,173
Property management fees	1,275	8,256	6,529
Property and operating expense	17,478	15,990	11,157
General and administrative	27,988	5,456	6,162
Provision for impairment of investment in rental properties	19,077	3,452	2,061
Total operating expenses	200,964	163,835	128,076

Other income (expenses)
Preferred distribution income	—	—	440
Interest income	24	9	179
Interest expense	(76,138)	(72,534)	(52,855)
Cost of debt extinguishment	(417)	(1,176)	(101)
Gain on sale of real estate	14,985	29,914	10,496
Income taxes	(939)	(2,415)	(857)
Gain on sale of investment in related party	—	—	8,500
Internalization expenses	(3,705)	(3,658)	—
Change in fair value of earnout liability	1,800	—	—
Other expenses	(7)	(6)	(100)
Net income	56,276	85,114	75,105
Net income attributable to non-controlling interests	(5,095)	(5,720)	(5,730)
Net income attributable to Broadstone Net Lease, Inc.	$51,181	$79,394	$69,375

Weighted average number of common shares outstanding
Basic	117,150	95,917	80,967
Diluted	128,799	102,865	87,641
Net earnings per share attributable to common stockholders
Basic and diluted	$0.44	$0.83	$0.86

Comprehensive income
Net income	$56,276	$85,114	$75,105
Other comprehensive income
Change in fair value of interest rate swaps	(50,544)	(37,372)	10,584
Realized gain on interest rate swaps	(166)	(205)	(84)
Comprehensive income	5,566	47,537	85,605
Comprehensive income attributable to non-controlling interests	(554)	(3,036)	(6,546)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$5,012	$44,501	$79,059

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Subscriptions Receivable	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- controlling Interests	Total Shareholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2018	$19	$—	$1,301,979	$(15)	$(120,280)	$5,122	$97,376	$1,284,201	$—	$—	$—
Net income	—	—	—	—	69,375	—	5,730	75,105	—	—	—
Issuance of 12,930 shares of common stock	3	—	268,478	15	—	—	—	268,496	—	—	—
Other offering costs	—	—	(1,158)	—	—	—	—	(1,158)	—	—	—
Issuance of 776 OP Units	—	—	—	—	—	—	15,797	15,797	—	—	—
Distributions declared ($1.292 per share and OP Unit)	—	—	—	—	(104,245)	—	(8,724)	(112,969)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	9,762	822	10,584	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	—	(78)	(6)	(84)	—	—	—
Conversion of 34 OP Units to 34 shares of common stock	—	—	684	—	—	—	(684)	—	—	—	—
Redemption of 509 shares of common stock	—	—	(10,304)	—	—	—	—	(10,304)	—	—	—
Cancellation of 37 shares of common stock	—	—	(748)	—	—	—	—	(748)	—	—	—
Adjustment of non-controlling interests	—	—	(1,510)	—	—	—	1,510	—	—	—	—
Balance, December 31, 2018	22	—	1,557,421	—	(155,150)	14,806	111,821	1,528,920	—	—	—
Net income	—	—	—	—	79,394	—	5,720	85,114	—	—	—
Issuance of 18,560 shares of common stock	5	—	395,086	—	—	—	—	395,091	—	—	—
Other offering costs	—	—	(1,649)	—	—	—	—	(1,649)	—	—	—
Distributions declared ($1.318 per share and OP Unit)	—	—	—	—	(127,014)	—	(9,266)	(136,280)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	(34,701)	(2,671)	(37,372)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	—	(191)	(14)	(205)	—	—	—
Redemption of 1,668 shares of common stock	(1)	—	(32,005)	—	(2,593)	—	—	(34,599)	—	—	—
Redemption of 941 shares of common stock with a related party	—	—	(17,102)	—	(2,898)	—	—	(20,000)	—	—	—
Adjustment of non-controlling interests	—	—	(5,816)	—	—	—	5,816	—	—	—	—
Balance, December 31, 2019	26	—	1,895,935	—	(208,261)	(20,086)	111,406	1,779,020	—	—	—
Cumulative effect of accounting change (see Note 2)	—	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	—	51,181	—	3,647	54,828	—	1,448	1,448
Issuance of 659 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,795	—	—	—	—	6,795	66,376	—	66,376
Stock-based compensation	—	—	1,989	—	—	—	—	1,989	—	—	—
Issuance of 37,000 shares of Class A common stock	—	9	628,991	—	—	—	—	629,000	—	—	—
Issuance of 5,278 mezzanine equity non-controlling interests	—	—	—	—	—	—	—	—	—	112,159	112,159
Offering costs, discounts, and commissions	—	—	(40,750)	—	—	—	—	(40,750)	—	—	—
Adjustments to carrying value of mezzanine equity non- controlling interests	—	—	(2,513)	—	—	—	—	(2,513)	—	2,513	2,513
Reclassification of portion of earnout liability	—	—	11,380	—	—	—	19,430	30,810	—	—	—
Repurchase of two fractional shares of common stock	—	—	(35)	—	—	—	—	(35)	—	—	—
Repurchase of five OP Units	—	—	—	—	—	—	(91)	(91)	—	—	—
Conversion of 822 OP Units to 822 shares of common stock with a related party	—	—	15,631	—	—	—	(15,631)	—	—	—	—
Distributions declared ($0.825 per share and OP Unit)	—	—	—	—	(102,270)	—	(7,423)	(109,693)	—	(1,742)	(1,742)
Change in fair value of interest rate swap agreements	—	—	—	—	—	(46,018)	(2,850)	(48,868)	—	(1,676)	(1,676)
Realized gain on interest rate swap agreements	—	—	—	—	—	(151)	(11)	(162)	—	(4)	(4)
Reclassification of 3,124 shares of mezzanine equity common stock to 3,124 shares of common stock	1	—	66,375	—	—	—	—	66,376	(66,376)	—	(66,376)
Reclassification of 5,278 mezzanine equity non-controlling interests to 5,278 non-controlling interests	—	—	—	—	—	—	112,698	112,698	—	(112,698)	(112,698)
Adjustment to non-controlling interests	—	—	41,199	—	—	—	(41,199)	—	—	—	—
Balance, December 31, 2020	$27	$9	$2,624,997	$—	$(259,673)	$(66,255)	$179,976	$2,479,081	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$56,276	$85,114	$75,105
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	131,568	105,408	83,690
Provision for impairment of investment in rental properties	19,077	3,452	2,061
Amortization of debt issuance costs charged to interest expense	3,303	2,542	1,776
Stock-based compensation expense	1,989	—	—
Straight-line rent, financing and sales-type lease adjustments	(19,817)	(21,943)	(19,492)
Cost of debt extinguishment	417	1,176	101
Gain on sale of real estate	(14,985)	(29,914)	(10,496)
Change in fair value of earnout liability	(1,800)	—	—
Settlement of interest rate swap	—	—	760
Gain on sale of investment in related party	—	—	(8,500)
Leasing fees paid	—	(1,002)	(1,399)
Adjustment to provision for credit losses	(148)	—	—
Other non-cash items	605	466	528
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	(670)	92	(876)
Prepaid expenses and other assets	(3,868)	(136)	(936)
Accounts payable and other liabilities	6,652	8,286	(777)
Accrued interest payable	429	(6,183)	6,466
Net cash provided by operating activities	179,028	147,358	128,011
Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $0, $49,782 and $20,845 in 2020, 2019 and 2018, respectively	(94,808)	(997,015)	(575,764)
Acquisition of rental property accounted for using the direct financing method	—	—	(430)
Acquisition of rental property accounted for using the sales-type method	(574)	—	—
Cash paid for Internalization	(30,861)	—	—
Capital expenditures and improvements	(10,806)	(5,051)	(5,153)
Proceeds from sale of investment in related party	—	—	18,500
Proceeds from disposition of rental property, net	77,513	168,759	53,988
Change in deposits on investments in rental property	(700)	1,600	(1,600)
Net cash used in investing activities	(60,236)	(831,707)	(510,459)
Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $40,674 offering costs, discounts, and commissions	588,457	329,750	215,902
Redemptions of common stock	—	(34,599)	(10,204)
Redemptions of common stock with a related party	—	(20,000)	—
Repurchase of fractional shares of common stock and OP Units	(126)	—	—
Borrowings on mortgages, notes payable and unsecured term notes, net of mortgages assumed of $0, $49,782 and $20,845 in 2020, 2019 and 2018, respectively	60,000	750,000	415,000
Principal payments on mortgages, notes payable and unsecured term notes	(394,666)	(316,940)	(34,722)
Borrowings on unsecured revolving credit facility	192,000	434,100	343,600
Repayments on unsecured revolving credit facility	(389,300)	(377,900)	(475,500)
Cash distributions paid to stockholders	(71,532)	(61,961)	(51,845)
Cash distributions paid to non-controlling interests	(7,079)	(9,248)	(8,638)
Debt issuance and extinguishment costs paid	(6,129)	(7,531)	(2,255)
Net cash (used in) provided by financing activities	(28,375)	685,671	391,338
Net increase in cash and cash equivalents and restricted cash	90,417	1,322	8,890
Cash and cash equivalents and restricted cash at beginning of period	20,311	18,989	10,099
Cash and cash equivalents and restricted cash at end of period	$110,728	$20,311	$18,989
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$12,455	$18,612	$9,355
Restricted cash at beginning of period	7,856	377	744
Cash and cash equivalents and restricted cash at beginning of period	$20,311	$18,989	$10,099

Cash and cash equivalents at end of period	$100,486	$12,455	$18,612
Restricted cash at end of period	10,242	7,856	377
Cash and cash equivalents and restricted cash at end of period	$110,728	$20,311	$18,989

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (in thousands)

December 31, 2020, 2019, and 2018

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, office, retail, and other commercial properties under long-term lease agreements. At December 31, 2020, the Corporation owned a diversified portfolio of 640 individual commercial properties located in 41 states throughout the continental United States and one property in British Columbia, Canada.

Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The remaining membership units in the OP (“OP Units”), which are referred to as non-controlling interests, are held by members who were issued OP Units pursuant to the Internalization (defined below) or in exchange for their interests in properties acquired by the OP. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.”

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

On September 18, 2020, the Corporation effected a four-for-one stock split on its then outstanding 26,944 shares of common stock (“Common Stock”) that previously had a $0.001 par value. Concurrent with the stock split, the OP effected a four-for-one stock split of its outstanding OP Units. No fractional shares or OP Units were issued as a result of the stock split. All historic share and per share amounts in these Consolidated Financial Statements have been adjusted to give retroactive effect to the stock split.

On September 21, 2020, the Corporation closed its initial public offering (“IPO”) at $17.00 per share, of 33,500 shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) pursuant to a  registration statement on Form S-11 (File No. 333-240381), as amended, under the Securities Act of 1933, as amended. Shares of the Class A Common Stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “BNL.”

On October 20, 2020, the Company issued an additional 3,500 shares of Class A Common Stock, pursuant to the underwriters’ partial exercise of their option to acquire up to 5,025 shares of Class A Common Stock at $17.00 per share. See Note 15.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	December 31, 2020			December 31, 2019			December 31, 2018
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	145,609	11,399	157,008	104,006	6,948	110,954	88,055	6,948	95,003
Percent Ownership of OP	92.7%	7.3%	100.0%	93.7%	6.3%	100.0%	92.7%	7.3%	100.0%

Refer to Note 17 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

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

Investment in Rental Property

Rental property accounted for under operating leases is recorded at cost. Rental property accounted for under direct financing leases and sales-type leases are recorded at its net investment, which generally represents the cost of the property at the inception of the lease.

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

Acquired above-market and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the differences between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates at the time of acquisition for the corresponding in-place leases. The capitalized above-market and below-market lease values are amortized as adjustments to lease revenue over the remaining term of the respective leases.

Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of above-market or below-market lease value is charged to lease revenue.

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

Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and leasing and development costs incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and leasing and development costs are amortized over lives which are consistent with the related assets. There were no capitalized interest or real estate taxes during the years ended December 31, 2020, 2019, and 2018.

Long-lived Asset Impairment

The Company reviews long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition.  Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2020 was based on the most current information available to the Company. Based upon current market conditions resulting from the COVID-19 pandemic (see Note 23), certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future. During the year ended December 31, 2020, the Company recorded impairment charges associated with seven properties. Impairment indicators primarily included changes in the Company’s long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where the Company has vacant properties being marketed for re-lease or sale.

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

During the years ended December 31, 2020, 2019, and 2018, the Company recorded impairment charges of $19,077, $3,452, and $2,061, respectively.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately on the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2020 and 2019, the Company did not have any properties that met the held for sale criteria.

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

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2020, 2019, and 2018, the Company did not have property dispositions that qualified as discontinued operations.

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

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, notes payable, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Consolidated Balance Sheets.

Restricted cash consisted of the following:

	December 31,
(in thousands)	2020	2019
Escrow funds and other	$7,852	$2,311
Undistributed 1031 proceeds	2,390	5,545
	$10,242	$7,856

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

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. Prospectively, upon adoption of ASC 842 on January 1, 2019, if one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances. Prior to the adoption of ASC 842, a lease that was not an operating lease would be accounted for as a direct financing lease.

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

Certain of the Company’s lease contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues, net in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Consolidated Balance Sheets. Rent received in advance is as follows:

	December 31,
(in thousands)	2020	2019
Rent received in advance	$13,651	$13,368

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and it assigned to one or more reporting units. The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. The Company’s annual testing date is November 30.

The goodwill impairment evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if we choose to bypass the qualitative approach, we perform the quantitative approach described below.

When the Company performs a quantitative test of goodwill for impairment, it compares the carrying value of a reporting unit with its fair value. If the fair value of the reporting unit exceeds its carrying amount, the Company does not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment equals the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2020, the Company’s inaugural goodwill impairment test date, the Company concluded that goodwill was not impaired.

Provision for Uncollectible Rent

Prior to the adoption of ASC 842, provisions for uncollectible rent were recorded as bad debt expense and included in General and administrative expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. Prospectively, in accordance with ASC 842, (adopted January 1, 2019), provisions for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the changes in the provision for uncollectible rent:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Balance as of January 1	$—	$2,086	$742
Provision for uncollectible rent	2,073	441	1,521
Write-offs / Recoveries	(1,872)	(2,527)	(177)
Balance as of December 31	$201	$—	$2,086

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

The balances of the tenant and capital reserves are included in Accounts payable and other liabilities on the Consolidated Balance Sheets and are as follows:

	December 31,
(in thousands)	2020	2019
Tenant reserve	$1,070	$922
Capital reserve	1,001	872
	$2,071	$1,794

The corresponding cash balances are recorded in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Debt Issuance Costs

In accordance with ASC 835, Interest, debt issuance costs related to mortgages and notes payable, unsecured term notes and senior notes are reported as a direct deduction from the carrying amount of the related liability, consistent with debt discounts, in the Consolidated Balance Sheets. Debt issuance costs associated with the unsecured revolving credit facility are reported as an asset on the Consolidated Balance Sheets.

Debt issuance costs incurred in connection with the Company’s unsecured revolving credit facility, mortgages and notes payable, and unsecured term notes and senior notes have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method.

The following table summarizes debt issuance costs:

	December 31,
(in thousands)	2020	2019
Unsecured revolving credit facility:
Debt issuance costs	$9,708	$4,692
Less accumulated amortization	(3,273)	(2,312)
	$6,435	$2,380
Mortgages and notes payable:
Debt issuance costs	$636	$667
Less accumulated amortization	(351)	(309)
	$285	$358
Unsecured term notes:
Debt issuance costs	$9,076	$9,898
Less accumulated amortization	(2,872)	(1,979)
	$6,204	$7,919

Initial Public Offering Costs

Prior to the close of the IPO on September 21, 2020, the Company incurred and capitalized certain direct, incremental legal, professional, accounting and other third-party fees in connection with the IPO. The deferred IPO costs were offset against IPO proceeds, and reclassified as a component of Additional paid-in capital on the Consolidated Balance Sheets upon the consummation of the offering. At December 31, 2019, deferred IPO costs totaled $668 and were included within Prepaid expenses and other assets on the Consolidated Balance Sheets. See Note 15 for further discussion of net proceeds associated with the IPO.

Earnout Liability

The Company’s earnout liability is payable in four tranches, in a combination of cash, common shares, and OP Units, in the same proportion as the initial consideration paid in the Internalization (see Note 4). The common shares and OP Units payable under the arrangement were originally subject to a redemption rights agreement, whereby holders of the common shares and OP Units had the right to require the Company to repurchase any or all of the common shares or OP Units if an IPO had not occurred on or before December 31, 2020 (see discussion of the redemption rights agreement in Note 4). The common shares and OP Units were deemed to be freestanding financial instruments that, at inception, embodied an obligation to repurchase the Company’s common shares and OP Units, and therefore were initially classified as liabilities together with the cash portion of the earnout, and recorded in Earnout liability on the Consolidated Balance Sheets as part of the purchase price allocation. The fair value of the earnout liability is remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Consolidated Statements of Income and Comprehensive Income.

Upon completion of the IPO, the redemption rights with respect to the common shares and OP Units terminated, and the $18,436 fair value of the 726 shares of common stock and 1,240 OP Units associated with the third and fourth earnout tranches as of the date of the IPO, was reclassified to equity as a component of Additional paid-in capital and Non-controlling interests on the Consolidated Balance Sheets. At December 31, 2020, the $12,374 fair value of 363 shares of common stock and 619 OP Units associated with the first and second earnout tranches was reclassified to equity as a component of Additional paid-in capital and Non-controlling interests on the Consolidated Balance Sheets, as the achievement of 2020 adjusted funds from operations (“AFFO”) targets were not met and are no longer applicable. At December 31, 2020, the remaining balance in the earnout liability represents the fair value of the amounts potentially payable in the form of cash associated with all four tranches.

Mezzanine Equity

The Company issued common shares and OP Units as base consideration for the Internalization, each of which were subject to a redemption rights agreement, where the common shares (“mezzanine equity common stock”) and OP Units (“mezzanine equity non-controlling interests”) were economically equivalent to the permanent equity classified common shares and OP Units. The Company presented the mezzanine equity common stock and mezzanine equity non-controlling interests as mezzanine equity in the Consolidated Balance Sheets as they were redeemable outside the Company’s control.

The Company subsequently recorded mezzanine equity common stock at redemption value each reporting period, with changes in carrying value recorded as a component of Additional paid-in capital on the Consolidated Balance Sheets.

The Company subsequently recorded mezzanine equity non-controlling interests at the greater of (i) carrying amount, increased or decreased for the non-controlling interests’ share of net income or loss, dividends and comprehensive income or loss or (ii) redemption value. Changes in carrying value of mezzanine equity non-controlling interests were recorded as a component of Additional paid-in capital on the Consolidated Balance Sheets.

The rights under the redemption rights agreement terminated effective with the IPO and the applicable common shares and OP Units were reclassified to permanent equity on September 21, 2020 (see discussion of redemption rights agreement in Note 4).

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

When an existing cash flow hedge is terminated, the Company determines the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive loss based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If the Company determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method, which approximates an effective interest method. If the Company determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings in the period the cash flow hedge is terminated.

The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Property Loss and Insurance Recoveries

Property losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 350, Intangibles – Goodwill and Other, and ASC 360, Property, Plant, and Equipment. Under the terms of the Company’s lease agreements with tenants, a majority of which are net leases (whereby the tenants are responsible for insurance, taxes, and maintenance, among other property costs), the tenants are responsible for repairs and maintenance to the properties. The terms of the leases generally also require the tenants to continue making their monthly rental payments despite the property loss. To the extent that the assets are recoverable, determined utilizing undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition, the Company accounts for a full or partial property loss as an acceleration of depreciation and evaluates whether all or a portion of the property loss can be offset by the recognition of insurance recoveries.

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

Non-controlling Interests

Non-controlling interests represents the membership interests held in the OP of 7.3%, 6.3%, and 7.3% at December 31, 2020, 2019, and 2018, respectively, by third parties which are accounted for as a separate component of equity.

The Company periodically adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Consolidated Statements of Stockholders’ Equity.

Subscriptions Receivable

Subscriptions receivable is related to shares issued to the Corporation’s stockholders for which the proceeds have not yet been received solely due to the fact of timing of transfers from the escrow agent holding the funds. The receivables have been fully collected during the following month after the balance sheet date of the Consolidated Financial Statements. In accordance with the Securities and Exchange Commission (“SEC”) Rule 5-02.30 of Regulation S-X, the Company records its subscriptions receivable as a deduction from Stockholders’ equity in the accompanying Consolidated Balance Sheets.

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

Recurring Fair Value Measurements

Interest Rate Swap Assets and Liabilities - The Company measures and records its interest rate swap instruments (see Note 12) and earnout liability at fair value, and discloses the fair value of its long-term debt, on a recurring basis.

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

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

The Company utilizes third-party valuation experts to assist in estimating the fair value of the earnout liability, and develops estimates by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis. These estimates require the Company to make various assumptions about share price volatility and, prior to the IPO, about the timing of an IPO and net asset prices, each of which are unobservable and considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date. Specifically, advancements in the estimated IPO date assumption increased the earnout liability’s fair value given the earnout’s fixed time horizon. Peer share price volatilities are used to estimate the Company’s expected share price volatility, and the Company’s corresponding ability to achieve the earnout targets. Increases in the volatility assumption would increase the earnout liability’s fair value. Increases in net asset values would also increase the earnout liability’s fair value.

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of December 31, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	25.92% - 55.90%

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
(a)

The Company’s net asset value per diluted share was primarily based on the fair value of its real estate investment portfolio, together with the fair value of its other assets and liabilities. The fair value of the Company’s real estate investment portfolio as of the measurement date was determined using market capitalization rates that ranged between 6.05% and 7.09%.

 The following table presents a reconciliation of the change in the earnout liability:

(in thousands)	For the Year Ended December 31, 2020
Beginning balance	$—
Allocation of Internalization purchase price at February 7, 2020	40,119
Change in fair value subsequent to Internalization	(1,800)
Reclassification as a component of additional paid-in capital and non-controlling interests	(30,810)
Ending balance	$7,509

As a result of the Company’s IPO in September 2020 and expiration of the AFFO target achievement in December 2020, the portions of the liability payable in common shares and OP units was reclassified to equity at fair value as a component of Additional paid-in capital and Non-controlling interests, respectively. See further discussion in Earnout Liability in this Note 2.

The decrease in fair value subsequent to the Internalization was driven by a lower share price. This was partially offset by an increase in peer stock price volatility, which is attributable to changes in economic circumstances impacting global equity markets.

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 12):

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(72,103)	$—	$(72,103)	$—
Earnout liability	(7,509)	—	—	(7,509)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$2,911	$—	$2,911	$—
Interest rate swap, liabilities	(24,471)	—	(24,471)	—

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

The following table summarizes the carrying amount reported on the Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages and notes payable, net, Unsecured term notes, net, and Unsecured revolving credit facility, which reflects the fair value of interest rate swaps:

	December 31,
(in thousands)	2020	2019
Carrying amount	$1,547,667	$1,989,451
Fair value	1,679,188	2,047,860

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at December 31, 2020 and 2019, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2008. The Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT, and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, the Company is not subject to U.S. federal corporate income tax to the extent its dividends paid deduction exceeds its taxable income, as defined in the Code. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying Consolidated Financial Statements. The Company has a wholly-owned subsidiary that elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates when due.

The Company is subject to state and local income or franchise taxes and foreign taxes in certain jurisdictions in which some of its properties are located and records these within Income taxes in the accompanying Consolidated Statements of Income and Comprehensive Income when due.

The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2020, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2017 through 2019 tax years.

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

The Company has determined that it has no uncertain tax positions at December 31, 2020 and 2019, or for the years ended December 31, 2020, 2019, and 2018, which include the tax status of the Company.

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

In other situations, the Company may collect property taxes from its tenants and remit those taxes to governmental authorities. Taxes collected from tenants and remitted to governmental authorities are presented on a gross basis, where amounts billed to tenants are included in Lease revenues, net and the corresponding expense is included in Property and operating expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2020	2019
Right-of-use assets	Prepaid expenses and other assets	$3,075	$1,614
Lease liabilities	Accounts payable and other liabilities	2,659	1,209

Rental Expense

Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying December 31, 2020 and 2019 Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Rental expense is included in Property and operating expense on the accompanying Consolidated Statements of Income and Comprehensive Income.

Stock-Based Compensation

On August 4, 2020, the Board of Directors adopted the Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan (the “Equity Incentive Plan”) to provide long-term stock-based incentives to employees and non-employee directors of the Company. Subject to any adjustment as provided in the Equity Incentive Plan, up to 9,000 shares may be issued pursuant to awards granted under the Equity Incentive Plan in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock) and LTIP Units (as defined in the Equity Incentive Plan). On August 4, 2020, the Company awarded 341 shares of restricted common stock under the Equity Incentive Plan to certain officers and employees. The Company accounts for stock-based incentives in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on the award’s estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on shares of restricted common stock issued under the Equity Incentive Plan are recorded as Cumulative distributions in excess of retained earnings on the Consolidated Balance Sheets. Accumulated dividends related to forfeited awards will be reversed through compensation expense in the period the forfeiture occurs.

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in ASC Topic 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. See Note 17.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changed how entities measure credit losses for most financial assets. Financial assets that are measured at amortized cost are required to be presented at the net amount expected to be collected with a provision for credit losses deducted from the amortized cost basis. The guidance requires an entity to utilize broader information in estimating the expected credit losses, including forecasted information. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which clarified that operating lease receivables recorded by lessors are explicitly excluded from the scope of this guidance. ASU 2016-13 and ASU 2018-09 (collectively, “ASC 326”) were effective January 1, 2020, under a modified retrospective application. The new guidance applies to the Company’s investments in direct financing and sales-type leases. Due to the nature of its activities, the Company’s lease portfolio has historically not included a significant number of direct financing or sales-type leases, and as a result the adoption of ASC 326 did not have a material impact on its financial statements. In connection with the adoption of ASC 326, the Company recorded a provision for credit losses of $323 with an offsetting cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting affected by reference rate reform if certain criteria are met. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) that focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under ASC 842, economic relief that was agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in ASC 842 remains appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the COVID-19 pandemic, if certain criteria have been met. The Lease Modification Q&A allows the Company to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances. Refer to Note 23, COVID-19 Pandemic regarding information on COVID-19 related concessions and the associated impact on the Company’s results of operations.

Other Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.
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

Upon completion of the Internalization, the Property Management Agreement was terminated and there will be no future property management fees payable to BRE. The Internalization was not considered a “Termination Event” under the Property Management Agreement, therefore no fees were payable to BRE as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.

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

Upon completion of the Internalization, the Asset Management Agreement was terminated and there will be no future asset management fees payable to the Asset Manager. The Internalization was not considered a “Termination Event” under the Asset Management Agreement, therefore no fees were payable to the Asset Manager as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.

Total fees incurred under the Property Management Agreement and Asset Management Agreement are as follows:

(in thousands)	Financial Statement	For the Year Ended December 31,
Type of Fee	Presentation	2020(a)	2019	2018
Asset management fee	Asset management fees	$2,461	$21,863	$18,173
Property management fee	Property management fees	1,275	8,256	6,529
Total management fee expense		3,736	30,119	24,702

Marketing fee (offering costs)	Additional paid-in capital	—	1,649	1,158
Acquisition fee	Capitalized as a component of assets acquired	—	10,319	5,907
Leasing fee and re-leasing fees	Leasing fees, net	—	843	1,399
Disposition fee	Gain on sale of real estate	109	1,765	573
Total management fees		$3,845	$44,695	$33,739
(a)	Fees were payable under the Property Management Agreement and Asset Management Agreement from January 1, 2020 through February 6, 2020. The Internalization was effective February 7, 2020.

There were no unpaid management fees at December 31, 2020 and 2019. All fees related to the Property Management Agreement and the Asset Management Agreement were paid for in cash within the Company’s normal payment cycle for vendors.

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

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). The earnout consideration at December 31, 2020, consisted of $7,509 recorded as Earnout liability, $11,380 recorded as a component of Additional paid-in capital, and $19,430 recorded as a component of Non-controlling interests on the Consolidated Balance Sheets (see Note 2).

Related Party Lease

In connection with the Internalization, the Company assumed the lease agreement relating to its principal executive office with Clinton Asset Holdings Associates, L.P., an affiliated third party, approximately 1.6% of which is indirectly owned by the Company’s Chairman and member of the Board of Directors. The lease of 24,072 square feet of office space expires on August 31, 2023, and contains two five-year renewal options. The annual rent for 2021 is approximately $558, with 2% annual increases thereafter. See further discussion in Note 20.

Investment in Related Party

On June 30, 2015, the Company issued 556 shares with a value of $10,000 to BRE in exchange for 100 non-voting convertible preferred units of BRE, which represented a 6.4% ownership interest in BRE at the time of the transaction on a fully-diluted basis. The Company had the right to convert the preferred units to non-voting common units of BRE between January 1, 2018 and December 31, 2019. Subsequent to the conversion period, BRE had the option to redeem the convertible preferred units at their original value of $10,000, plus any accrued and unpaid preferred return. On July 31, 2018, the Company sold its investment to an existing owner of BRE. The preferred units were sold for an aggregate sales price of $18,500 and had a carrying value of $10,000 at the time of sale. The transaction was approved by the Board of Directors and IDC. The preferred units provided a stated preferred return at inception of 7.0% with 0.25% increases every June 30th. Preferred distributions related to the investment in BRE for the year ended December 31, 2018 amounted to $440.

Redemption of Shares from Related Party

In accordance with the definitive Merger Agreement entered into as part of Internalization, during December 2019, the Company redeemed 941 shares of its common stock from BRE, representing BRE’s entire ownership interest in the Company. The shares were redeemed at $21.25 per share, the then current Determined Share Value, for total consideration of $20,000.

Conversion of OP Units to Common Stock

During the year ended December 31, 2020, in a non-cash transaction (see Note19), the Company converted 822 OP Units held by an affiliated third party to 822 shares of common stock at a total conversion value of $15,631. The affiliated third party is approximately 7.5% directly, and 30.0% indirectly owned by the Company’s Chairman and member of the Board of Directors. See further discussion in Note 13 and 15.

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

The earnout tranches, applicable 40-day VWAP of a REIT Share and the applicable Earnout Periods are as follows:

		Number of
		Shares and		40-Day
(in thousands, except per share amounts)		OP Units	Approximate	VWAP of a
Tranche	Earnout Target(a)	Payable(b)	Amount of Cash	REIT Share	Applicable Earnout Period
1	$10,000	393	$1,646	$22.50	September 2020 - September 2022
2	$15,000	589	$2,470	$23.75	September 2020 - September 2022
3	$25,000	983	$4,117	$24.375	September 2021 - September 2025
4	$25,000	983	$4,117	$25.00	September 2021 - September 2025
(a)

Initial contractual value of applicable earnout tranche based on a $21.25 price per share/unit of common stock and OP Units. Does not take into account the actual per share price of common stock and OP Units at the time an applicable earnout tranche may be earned and paid.

(b)	Calculated based on $21.25 price per share/unit of common stock and OP Units.

Should all earnout milestones be met, an additional 1,089 shares of common stock and an additional 1,859 OP Units would be issued, in addition to the payment of $12,350 in cash. As of the Internalization date, the Company estimated that the earnout liability had a fair value of $40,119, of which approximately $33,511 related to the potential issuance of common shares and OP Units and approximately $6,608 related to the potential payment of cash. The Company will estimate the fair value of the earnout liability at each reporting date during the contingency period and record any changes in estimated fair value in its Consolidated Statements of Income and Comprehensive Income. See Note 2 for further discussion of changes in the fair value of the earnout liability subsequent to the Internalization.

Redemption Rights Agreement

If an IPO did not occur on or before the satisfaction of any Earnout Trigger, then each holder of common shares or OP Units issued in connection with the Internalization had the right to require the Company to repurchase any or all of such holder’s shares or OP Units. Such rights terminated effective with the IPO.

Upon occurrence of the IPO, the common stock and non-controlling interests issued as base consideration in connection with the Internalization and originally classified as mezzanine equity, were reclassified as a component of Common stock, Additional paid-in capital, and Non-controlling interests on the Consolidated Balance Sheets.

Allocation of Purchase Price

The Internalization was accounted for as a business combination and accordingly, the Company allocated the purchase price utilizing the acquisition method to record assets acquired and liabilities assumed at their estimated fair values. The allocation of the purchase price has been finalized and is based on the actual valuations of the tangible and intangible assets and liabilities that existed as of the date of completion of the acquisition, including the valuation of the earnout liability.

The following table summarizes the Company’s allocation of the purchase price associated with the Internalization:

(in thousands)
Prepaid expenses and other assets	$1,336
Right-of-use assets	1,898
Goodwill	339,769
Accounts payable and other liabilities	(986)
Operating lease liabilities	(1,898)
Debt	(90,484)
$249,635

In connection with the Internalization, the Company recorded goodwill of $339,769 as a result of the consideration exceeding the fair value of the net liabilities acquired. Goodwill represents the synergies and costs savings expected from the acquired management functions and the Company’s ability to generate additional portfolio growth on a lower cost structure than when it was externally managed. The goodwill is not deductible for tax purposes.

In connection with the Internalization, the Company assumed $90,484 of debt which was subsequently repaid through a combination of revolving credit facility borrowings and entering into a new $60,000 term loan agreement (see Note 10).

The Company incurred $3,705 in non-recurring costs associated with the Internalization during the year ended December 31, 2020, and $3,658 of such costs during the year ended December 31, 2019, which were classified as Internalization expenses in the Consolidated Statements of Income and Comprehensive Income.

The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020. No incremental revenues were recorded as a result of the Internalization. Subsequent to the Internalization, during the year ended December 31, 2020, the Company incurred $20,463 in expenses as a result of being internalized. Such amounts include general and administrative expenses associated with the Company’s performance of functions previously performed by BRE and the Asset Manager (primarily employee related costs), as well as interest expense associated with the borrowings related to the Internalization. These expenses do not include the Internalization expenses discussed above, or amounts recorded to reflect changes in the fair value of the earnout liability.

Condensed Pro Forma Financial Information (Unaudited)

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $4,507 and $14,522 of income for the years ended December 31, 2020 and 2019, respectively. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Revenues	$321,637	$298,815
Net income	60,783	99,636

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the year ended December 31, 2020:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
November 13, 2020	Healthcare	1	$4,950
December 7, 2020	Industrial	8	28,000
December 23, 2020	Industrial	1	36,473	(a)
December 28, 2020	Retail	1	5,150
December 29, 2020	Restaurant	7	13,189
December 30, 2020	Industrial	1	8,050
		19	$95,812	(b)
(a)	Acquisition price excludes $4,500 deposited in an escrow for the future purchase of the related land.
(b)	Acquisition price does not include capitalized acquisition costs of $1,272.

The Company closed on the following acquisitions during the year ended December 31, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
April 30, 2019	Industrial	1	76,000	(c)
May 21, 2019	Retail	2	6,500
May 31, 2019	Retail	1	3,192
June 7, 2019	Office	1	30,589
June 26, 2019	Industrial	2	11,180
July 15, 2019	Restaurant	1	3,214
July 15, 2019	Industrial	1	11,330
July 31, 2019	Healthcare	5	27,277
August 27, 2019	Industrial	1	4,404
August 29, 2019	Industrial/Office	23	735,740
September 17, 2019	Industrial	1	11,185
October 31, 2019	Retail/Healthcare	3	12,922
November 7, 2019	Restaurant	1	3,142
November 20, 2019	Retail	1	7,385
November 22, 2019	Industrial	1	6,500
November 27, 2019	Retail	2	8,243
		74	$1,031,881	(d)

(c)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $49,782 with an interest rate of 4.92% and a maturity date of February 2028 (see Note 11).
(d)	Acquisition price does not include capitalized acquisition costs of $17,631.

The Company closed on the following acquisitions during the year ended December 31, 2018:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 27, 2018	Industrial	1	$22,000
March 30, 2018	Industrial/Retail	26	78,530
April 30, 2018	Other	1	16,170	(e)
June 6, 2018	Industrial	1	8,500
June 14, 2018	Industrial	1	39,700
June 14, 2018	Retail	6	14,479
June 21, 2018	Retail	1	20,231
June 21, 2018	Industrial	1	38,340	(f)
June 29, 2018	Industrial	1	10,400
June 29, 2018	Retail	2	6,433	(g)
July 12, 2018	Industrial	1	11,212
July 17, 2018	Retail	5	14,845
July 17, 2018	Office	1	34,670
August 6, 2018	Industrial	2	4,802
August 10, 2018	Retail	20	44,977
October 11, 2018	Healthcare	4	17,448
October 26, 2018	Industrial	1	8,816
October 31, 2018	Retail	1	2,016
November 30, 2018	Retail	3	5,357
December 4, 2018	Retail	2	6,036
December 6, 2018	Healthcare	6	46,100
December 12, 2018	Healthcare	1	20,312
December 20, 2018	Industrial	1	18,250
December 20, 2018	Healthcare	18	93,129
December 28, 2018	Industrial	1	10,035
December 28, 2018	Healthcare	5	14,037
		113	$606,825	(h)
(e)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $3,700, in exchange for a reduction in the cash paid for the transaction (see Note 9).
(f)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $20,845 with an interest rate at 4.36% and a maturity date of August 2025 (see Note 11).
(g)	In conjunction with this acquisition, the Company settled a note receivable with the seller in the amount of $2,827, in exchange for a reduction in the cash paid for the transaction (see Note 9).
(h)	Acquisition price does not include capitalized acquisition costs of $12,643.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Land	$17,403	$161,182	$72,559
Land improvements	5,356	47,391	32,498
Buildings and improvements	64,116	772,998	454,391
Equipment	—	—	2,892
Acquired in-place leases (i)	8,346	80,952	62,631
Acquired above-market leases (j)	1,717	2,800	5,538
Acquired below-market leases (k)	(428)	(15,811)	(11,471)
Direct financing investments	—	—	430
Sales-type investments	574	—	—
Mortgages payable	—	(49,782)	(20,845)
Non-real estate liabilities	—	—	(56)
	$97,084	$999,730	$598,567

(i)

The weighted average amortization period for acquired in-place leases is 15 years, 13 years, and 13 years for acquisitions completed during the years ended December 31, 2020, 2019, and 2018, respectively.

(j)

The weighted average amortization period for acquired above-market leases is 1 year, 18 years, and 16 years for acquisitions completed during the years ended December 31, 2020, 2019, and 2018, respectively.

(k)

The weighted average amortization period for acquired below-market leases is 10 years, 10 years, and 13 years for acquisitions completed during the years ended December 31, 2020, 2019, and 2018, respectively.

The above acquisitions were funded using a combination of available cash on hand, revolving credit facility borrowings and the issuance of unsecured term loans, and proceeds from equity issuances. All real estate acquisitions closed during the years ended December 31, 2020, 2019, and 2018, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to December 31, 2020, the Company closed on the following acquisition (see Note 21):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2020	2019	2018
Number of properties disposed	24	49	20
Aggregate sale price	$81,039	$176,486	$57,402
Aggregate carrying value	(62,528)	(138,845)	(43,492)
Additional sales expenses	(3,526)	(7,727)	(3,414)
Gain on sale of real estate	$14,985	$29,914	$10,496

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, office, retail, and other industries. At December 31, 2020, the Company had 622 real estate properties which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, and one that has been classified as a sales-type lease. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

	December 31,
(in thousands)	2020	2019
Land	$555,748	$548,911
Land improvements	279,360	275,470
Buildings and improvements	2,857,510	2,850,571
Equipment	11,870	11,492
	3,704,488	3,686,444
Less accumulated depreciation	(349,977)	(271,044)
	$3,354,511	$3,415,400

Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Depreciation	$93,679	$83,797	$66,055

Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2020 are as follows:

(in thousands)
2021	$294,411
2022	297,715
2023	301,282
2024	297,325
2025	290,075
Thereafter	2,041,715
$3,522,523

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

	December 31,
(in thousands)	2020	2019
Undiscounted estimated lease payments to be received	$45,782	$72,753
Estimated unguaranteed residual values	15,203	20,358
Unearned revenue	(31,753)	(51,221)
Reserve for credit losses	(166)	—
Net investment in direct financing leases	$29,066	$41,890

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2020 are as follows:

(in thousands)
2021	$3,180
2022	3,241
2023	3,304
2024	3,361
2025	3,475
Thereafter	29,221
$45,782

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2020	2019
Contractual rental amounts billed for operating leases	$281,998	$257,695
Adjustment to recognize contractual operating lease billings on a straight-line basis	20,965	22,109
Variable rental amounts earned	743	152
Earned income from direct financing leases	3,355	4,018
Earned income from sales-type leases	5	—
Operating expenses billed to tenants	15,845	14,614
Other income from real estate transactions	799	668
Adjustment to revenue recognized for uncollectible rental amounts billed	(2,073)	(441)
Total Lease revenues, net	$321,637	$298,815

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

	December 31,
(in thousands)	2020	2019
Lease intangibles:
Acquired above-market leases	$54,616	$62,136
Less accumulated amortization	(18,928)	(17,433)
Acquired above-market leases, net	35,688	44,703
Acquired in-place leases	340,958	349,645
Less accumulated amortization	(85,733)	(62,454)
Acquired in-place leases, net	255,225	287,191
Total Intangible lease assets, net	$290,913	$331,894
Acquired below-market leases	$107,788	$113,862
Less accumulated amortization	(28,135)	(21,640)
Intangible lease liabilities, net	$79,653	$92,222
Leasing fees	$15,462	$17,013
Less accumulated amortization	(4,724)	(4,166)
Leasing fees, net	$10,738	$12,847

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2020	2019	2018
Acquired in-place leases and leasing fees	Depreciation and amortization	$38,934	$25,021	$17,939
Above-market and below-market leases	Lease revenues, net	1,127	3,419	304

Amortization expense for the year ended December 31, 2020, includes $14,517 of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the years ended December 31, 2019 and 2018.

Estimated future amortization of intangible assets and liabilities at December 31, 2020 is as follows:

(in thousands)
2021	$24,621
2022	22,447
2023	22,135
2024	21,376
2025	20,080
Thereafter	111,339
$221,998

9. Notes Receivable

The Company, as the lender, entered into two loan agreements in the amount of $3,700 and $2,827. The agreements called for interest-only payments at 7.00% and 6.35% per annum through maturity in February and November 2019, respectively. Each of the loans was collateralized by the real estate assets held by the obligors and represented first mortgage liens on net leased commercial properties in Florida and Michigan, respectively. There were no prior liens on the properties at the time the notes were issued. In connection with real estate transactions conducted during the year ended December 31, 2018, the Company settled the notes in full, in exchange for a reduction to the cash paid for the associated real estate assets (see Note 5). Interest income earned on the notes receivable amounted to $174 for the year ended December 31, 2018.

10. Unsecured Credit Agreements

Unsecured Revolving Credit and Term Loan Agreement

On June 23, 2017, the Corporation and the OP entered into an $800,000 unsecured revolving credit and term loan agreement (“Unsecured Revolving Credit and Term Loan Agreement”) with Manufacturers & Traders Trust Company (“M&T Bank”), as Administrative Agent, four participating banks as Joint Lead Arrangers and Joint Bookrunners, four participating banks as Co-Syndication Agents, and four participating banks, as Co-Documentation Agents. The Unsecured Revolving Credit and Term Loan Agreement consisted of a $400,000 senior unsecured revolving credit facility, a $250,000 senior unsecured delayed draw term loan (“2023 Unsecured Term Loan”), and a $150,000 senior unsecured delayed draw term loan (“2024 Unsecured Term Loan”). The Unsecured Revolving Credit and Term Loan Agreement provides an accordion feature for up to a total of $1,000,000 of borrowing capacity. The senior unsecured revolving credit facility includes a $35,000 sublimit for swingline loans and $20,000 available for issuance of letters of credit.

On November 20, 2017, pursuant to the terms of a Consent and Agreement Regarding Commitment Increases and Additional Term Loans (the “Commitment Increase”) among the Company, the OP, as the borrower, M&T Bank, as Administrative Agent, and the original parties to the Unsecured Revolving Credit and Term Loan Agreement, plus U.S. Bank National Association and Raymond James, N.A. as new lenders added pursuant to the Commitment Increase, the OP obtained an additional $80,000 in credit commitments from the lenders, raising the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $880,000. Except as amended by the Commitment Increase, all terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to the Commitment Increase. As amended by the Commitment Increase, the Unsecured Revolving Credit and Term Loan Agreement consisted of the $425,000 senior unsecured revolving credit facility, the $265,000 2023 Unsecured Term Loan, and the $190,000 2024 Unsecured Term Loan.

On February 28, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement to increase the amount available under the senior unsecured revolving credit facility from $425,000 to $600,000. This increased the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $1,055,000. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to this amendment.

On July 1, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement. Prior to the amendment, the borrowings under the 2024 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 1.50% and 2.45% per annum with the applicable margin being 1.90% at December 31, 2018. The amendment reduced the margin to a range between 0.85% and 1.65% per annum, and beginning on July 1, 2019 was 1.25% based on the OP’s credit rating of Baa3 then in effect. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained materially the same as those in effect prior to this amendment.

Borrowings under the 2023 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 0.90% and 1.75% per annum through the maturity date of January 2023. At December 31, 2020, the applicable margin was 1.35% based on the OP’s credit rating on such date.

The Company is subject to various financial and nonfinancial covenants under the Unsecured Revolving Credit and Term Loan Agreement.

On September 4, 2020, the Company entered into an agreement (the “Revolving Credit Agreement”) for a $900,000 unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent. Closing of the  Revolving Credit Agreement was subject to certain customary conditions, as well as the closing of the IPO, with a minimum condition on size, and listing of the Company’s common stock, as set forth in the agreement. Closing occurred on September 21, 2020, at which time the Revolving Credit Facility replaced the Company’s then existing $600,000 senior unsecured revolving credit facility. The Revolving Credit Agreement includes an accordion feature to increase the aggregate facility size from $900,000 to $2,000,000, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Revolving Credit Agreement matures on September 21, 2023. The Company has the option to extend the term of the Revolving Credit Agreement twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. Borrowings under the Revolving Credit Agreement are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Company’s credit rating, ranging from 0.825% to 1.55% per annum. At December 31, 2020, the applicable margin was 1.20% based on the OP’s credit rating on such date. In addition, the Revolving Credit Facility is subject to a facility fee based on the Company’s credit rating, ranging between 0.125% and 0.30% per annum. At December 31, 2020, the facility fee was 0.25% per annum based on the OP’s credit rating on such date. The interest rate spreads and facility fee under the Revolving Credit Facility are identical to those of the senior unsecured revolving credit facility that was replaced.

2026 Unsecured Term Loan

On February 27, 2019, the Company entered into a $450,000 seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550,000 borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the OP’s credit rating. At December 31, 2020, the applicable margin was 1.85% based on the OP’s credit rating on such date. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. At closing, $300,000 of the commitment was funded and used to repay the 2019 Unsecured Term Loan in full. The remaining $150,000 commitment was drawn on August 27, 2019 and used to partially fund acquisitions.

2020 Unsecured Term Loan

On August 2, 2019, the Company entered into a $300,000 term loan agreement (the “2020 Unsecured Term Loan”), maturing on August 2, 2020, with JP Morgan Chase Bank, N.A. as administrative agent. The 2020 Unsecured Term Loan was subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. The entire amount of $300,000 was funded on August 28, 2019 and used to partially fund acquisitions. Borrowings under the 2020 Unsecured Term Loan are subject to interest-only payments at variable rates equal to LIBOR plus a margin based on the OP’s credit rating between 0.85% and 1.65% per annum. Based on the OP’s credit rating of Baa3, the applicable margin was 1.25%. On September 21, 2020, the term loan was repaid in full using proceeds from the Company’s IPO.

2022 Unsecured Term Loan

On February 7, 2020, the Company entered into a $60,000 term loan agreement maturing on February 28, 2022 (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum. At December 31, 2020, the applicable margin was 1.25% based on the OP’s credit rating on such date.

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

On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the OP issued and sold senior promissory notes in two series, Series B Guaranteed Senior Notes (the “Series B Notes”) and Series C Guaranteed Senior Notes (the “Series C Notes”), for an aggregate principal amount of $325,000. The Series B Notes provide for an aggregate principal amount of $225,000 with a fixed-rate of 5.09% through the maturity date of July 2, 2028. The Series C Notes provide for an aggregate principal amount of $100,000 with a fixed-rate of 5.19% through the maturity date of July 2, 2030. On July 2, 2018, the OP issued $100,000 of the Series B Notes and $50,000 of the Series C Notes. The remaining $125,000 principal of the Series B Notes and $50,000 principal of the Series C Notes were funded on September 13, 2018. The proceeds of both issuances were used to pay off borrowings on the Revolving Credit Facility and other outstanding term loan debt.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,		Interest	Maturity
(in thousands, except interest rates)	2020	2019	Rate(c)	Date
Revolving credit facilities(a)	$—	$197,300	one-month LIBOR + 1.20%	(d)
2020 Unsecured Term Loan(a)	—	300,000	one-month LIBOR + 1.25%	Feb. 2021
2022 Unsecured Term Loan(a)	60,000	—	one-month LIBOR + 1.25%	Feb. 2022
2023 Unsecured Term Loan(a)	265,000	265,000	one-month LIBOR + 1.35%	Jan. 2023
2024 Unsecured Term Loan(a)	190,000	190,000	one-month LIBOR + 1.25%	Jun. 2024
2026 Unsecured Term Loan(a)	450,000	450,000	one-month LIBOR + 1.85%	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,440,000	1,877,300
Debt issuance costs, net(b)	(6,204)	(7,919)
	$1,433,796	$1,869,381

(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(c)	At December 31, 2020 and 2019, one-month LIBOR was 0.14% and 1.76%, respectively.
(d)	On September 4, 2020, the Company replaced its prior $600,000 revolving credit facility with a maturity date of January 2022, with a new $900,000 facility with a maturity date of September 2023.

At December 31, 2020, the weighted average interest rate on all outstanding borrowings was 2.80%, exclusive of interest rate swap agreements.

For the year ended December 31, 2020, the Company paid $5,918 in debt issuance costs associated with the Revolving Credit Facility. For the year ended December 31, 2019, the Company paid $6,549 in debt issuance costs associated with the 2020 Unsecured Term Loan, the 2026 Unsecured Term Loan and its prior unsecured revolving credit agreement. For the year ended December 31, 2018, the Company paid $2,209 in debt issuance costs associated with the Series B Notes and Series C Notes.

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

Based on this assessment, $5,918 and $6,543 of the debt issuance costs incurred during the years ended December 31, 2020 and 2019, were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. The remaining $6 of the debt issuance costs incurred during the year ended December 31, 2019, were deemed to be related to the extinguishment of debt and were expensed and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income. Additionally, during the year ended December 31, 2020, $392 of unamortized debt issuance costs were expensed and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income. Such amounts totaled $328 during the year ended December 31, 2019.

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

Debt issuance costs are amortized as a component of interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost amortization:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Debt issuance costs amortization	$3,445	$2,685	$1,918

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2020, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

11. Mortgages and Notes Payable

The Company’s mortgages and notes payable consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2020	2019
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$47,945	$49,065	(a) (b) (c) (k)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,947	20,318	(a) (b) (c) (j)
PNC Bank	Oct-16	Nov-26	3.62%	17,498	17,885	(b) (c)
Sun Life	Mar-12	Oct-21	5.13%	10,469	10,888	(b) (f)
Aegon	Apr-12	Oct-23	6.38%	7,039	7,788	(b) (g)
M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,769	4,913	(b) (d) (h) (i)
Note holders	Dec-08	Dec-23	6.25%	—	750	(d)
Standard Insurance Co.	Jul-10	Aug-30	6.75%	—	544	(b) (c) (d) (e)
				107,667	112,151
Debt issuance costs, net				(285)	(358)
				$107,382	$111,793

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)

The interest rate represents the initial interest rate. The interest rate could have been adjusted at Standard Insurance’s discretion (based on prevailing rates) at 119 months from the first payment date

(f)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(g)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(h)	The Company entered into an interest rate swap agreement in connection with the mortgage note, as further described in Note 12.
(i)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(j)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(k)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At December 31, 2020, investment in rental property of $173,532 was pledged as collateral against the Company’s mortgages and notes payable.

The following table summarizes the mortgages extinguished by the Company:

	For the Year Ended December 31,
(in thousands, except number of mortgages)	2020	2019	2018
Number of mortgages	2	4	2
Outstanding balance of mortgages	$1,132	$13,905	$6,666

The following table summarizes the cost of mortgage extinguishment:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of mortgage extinguishment	$25	$842	$101

Estimated future principal payments to be made under the above mortgage and note payable agreements, and the Company’s unsecured credit agreements (see Note 10) at December 31, 2020, are as follows:

(in thousands)
2021	$18,006
2022	62,907
2023	272,582
2024	192,260
2025	20,195
Thereafter	981,717
$1,547,667

Certain of the Company’s mortgage and note payable agreements provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

12. Interest Rate Swaps

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

					Fair Value
(in thousands, except interest rates)		Fixed		Notional	December 31,
Counterparty	Maturity Date	Rate	Variable Rate Index	Amount	2020	2019
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,848)	$(1,136)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	(1,380)	740
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(1,725)	(402)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(2,351)	(970)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(2,039)	(448)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(3,523)	(1,014)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(1,156)	(460)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(2,372)	(577)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(3,234)	(1,306)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(2,994)	(799)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	(141)	143
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(799)	10
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(3,078)	(911)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(1,843)	(944)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	(1,806)	720
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(3,199)	(1,278)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,768	(25)	41	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(1,139)	(862)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,785)	(1,038)
Regions Bank	May 2020	2.12%	one-month LIBOR	50,000	—	(104)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	(763)	376
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(3,004)	(827)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(2,843)	(651)
Truist Financial Corporation	April 2024	1.99%	one-month LIBOR	25,000	(1,487)	(451)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000	(2,084)	(781)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000	(1,941)	(524)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000	(2,481)	(993)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000	(2,019)	(458)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(2,902)	(681)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	(1,445)	881
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	(70)	(302)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(1,422)	(795)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(3,555)	(1,845)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(9,650)	(3,914)
					$(72,103)	$(21,560)

(a)	Notional amount at December 31, 2019 was $4,912.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

				Total Interest Expense
	Amount of (Loss)			Presented in the
	Gain Recognized in	Reclassification from Accumulated		Consolidated Statements
	Accumulated Other	Other Comprehensive Loss		of Income and
(in thousands)	Comprehensive		Amount of (Loss)	Comprehensive
For the years ended December 31,	Loss	Location	Gain	Income
2020	$(50,544)	Interest expense	$(12,656)	$76,138
2019	(37,372)	Interest expense	1,492	72,534
2018	10,584	Interest expense	(910)	52,855

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $15,972. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

13. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for OP Units. Properties contributed as part of UPREIT transactions were valued at $15,797 during the year ended December 31, 2018, which represents the estimated fair value of the properties contributed, less any assumed debt. There were no UPREIT transactions during the years ended December 31, 2020 and 2019. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128,746 as of December 31, 2020 and 2019. In exchange for the properties contributed and as part of the Internalization, 6,943 and 4,455 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2020, representing a 7.3% interest in the OP at December 31, 2020. In exchange for the properties contributed, 6,948 non-controlling OP Units were issued and outstanding as of December 31, 2019, representing a  6.3% interest in the OP at December 31, 2019.

The OP Units are economically equivalent to the Corporation’s common stock and, subject to certain restrictions, are convertible into the Company’s common stock at the option of the respective unit holders on a one-to-one basis. The OP Units are redeemable for cash at the option of the holder, however, the Company may issue shares in lieu of cash. Therefore the OP Units are considered to be permanent equity. Exchanges of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest on a historical cost basis with a corresponding increase in common stock and additional paid-in capital.

The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
OP Units exchanged	822	—	34
Shares of common stock received	822	—	34
Value of shares/units exchanged	$15,631	$—	$684

Holders of the OP Units do not have voting rights at the Corporation level.

14. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2020, 2019, and 2018. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Prior to the Internalization on February 7, 2020, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and the Asset Manager represented 2%, 18%, and 19% of total operating expenses for the years ended December 31, 2020, 2019, and 2018, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Notes 2 and 3). The Company had mortgages and notes payable with three institutions that comprise 63%, 16%, and 10% of total mortgages and notes payable at December 31, 2020. The Company had mortgages and notes payable with three institutions that comprised  62%, 16%, and 10% of total mortgages and notes payable at December 31, 2019. The Company had mortgages and notes payable with four institutions that comprised 26%, 23%, 14%, and 11% of total mortgages and notes payable at December 31, 2018. For the years ended December 31, 2020, 2019, and 2018, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

15. Equity

General

On September 21, 2020, the Corporation completed its IPO and issued 33,500 shares of Class A Common Stock at an initial public offering price of $17.00 per share (the “IPO Price”). The net proceeds from the IPO, after deducting underwriting discounts and commissions of $34,170 and $3,010 of other expenses, were $532,320. The Company used the net proceeds to repay the remaining $216,488 principal and accrued interest due under the Company’s then existing revolving credit facility and the remaining $240,225 principal and accrued interest due under its 2020 Unsecured Term Loan. The remaining net proceeds will be used for general business purposes, including acquisitions. As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from September 21, 2020, to purchase up to an additional 5,025 shares of Class A Common Stock at the IPO Price, less underwriting discounts and commissions. On October 20, 2020, the underwriters partially exercised their option by purchasing an additional 3,500 shares of Class A Common stock. The Company received $55,930 of additional IPO proceeds as a result of the underwriter’s exercise of their option, net of $3,570 underwriting discounts and commissions. The net proceeds will be used for general business purposes, including acquisitions.

Pursuant to the Corporation’s Articles of Incorporation (the “Charter”), the Corporation is authorized to issue an aggregate of 500,000 shares of common stock, of which 60,000 shares are designated as Class A Common Stock with a par value of $0.00025 per share (unrounded), and 440,000 shares are designated as Common Stock with a par value of $0.00025 per share (unrounded), and 20,000 shares are designated as preferred stock with a par value of $0.001 per share (unrounded). The Board of Directors, without any action by the Corporation’s stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that the Corporation has authority to issue.

The terms of the Class A Common Stock are identical to the terms of the Common Stock, except that each share of Class A Common Stock will automatically convert into one share of Common Stock on March 20, 2021. The Common Stock will subsequently be listed on the NYSE on March 22, 2021, which represents the first trading day following the 180-day period following the closing of the IPO. The Common Stock and Class A Common Stock are collectively referred to as the Corporation’s “common stock”.

During the year ended December 31, 2020, the Board of Directors declared a monthly dividend of $0.110 per share and OP Unit for January through April 2020, and a quarterly dividend of $0.135 and $0.250 per share and OP Unit for the quarters ended September 30, 2020 and December 31, 2020, respectively.

During the years ended December 31, 2019 and 2018, the Board of Directors declared a monthly dividend of $0.108 per share and OP Unit and $0.104 per share and OP Unit for January 2019 and 2018, respectively, and a $0.110 per share and OP Unit and $0.108 per share and OP Unit for February through December 2019 and 2018, respectively.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2020 and 2019, no shares of the Corporation’s preferred stock were issued and outstanding.

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

The following table summarizes redemptions under the Company’s Share Redemption Program:

	For the years ended December 31,
(in thousands, except number of redemptions)	2020	2019	2018
Number of redemptions requested	—	96	50
Number of shares	—	2,610	509
Aggregate redemption price	$—	$54,599	$10,304

The 2019 redemption amounts include the redemption of shares from BRE, as discussed in Note 3.

Distribution Reinvestment Plan

The Corporation had adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of OP Units (other than the Corporation), could elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. The DRIP was terminated effective February 10, 2020. At December 31, 2020 and 2019 a total of 12,301 and 12,019 shares of common stock, respectively, have been issued under the DRIP.

16. Stock-Based Compensation

On August 4, 2020, the Company awarded 341 shares of restricted common stock under the Equity Incentive Plan to certain officers and employees. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The restricted stock awards vest over a three or four year period from the date of the Internalization, subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. None of the shares of restricted stock were vested at December 31, 2020.

The following table presents information about the Company’s restricted stock awards:

For the Year Ended December 31,
(in thousands, except recognition period)	2020
Compensation cost	$1,989
Dividends declared on unvested restricted stock	131

December 31, 2020
Unamortized value of restricted stock awards	$5,001
Weighted average amortization period (in years)	2.8

The following table presents information about the Company’s restricted stock activity during the year ended December 31, 2020:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	—	$—
Granted	341	20.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	341	$20.50

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

17. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$51,181	$79,394	$69,375
Less: earnings allocated to unvested restricted shares	(131)	—	—
Net earnings used to compute basic earnings per common share	$51,050	$79,394	$69,375

Diluted earnings:
Net earnings used to compute basic earnings per share	$51,050	$79,394	$69,375
Net earnings attributable to non-controlling interests	5,095	5,720	5,730
Net earnings used to compute diluted earnings per common share	$56,145	$85,114	$75,105

Weighted average number of common shares outstanding:	117,289	95,917	80,967
Less: weighted average unvested restricted shares (a)	(139)	—	—
Weighted average number of common shares outstanding used in basic earnings per common share	117,150	95,917	80,967
Effects of convertible membership units (b)	11,649	6,948	6,674
Weighted average number of common shares outstanding used in diluted earnings per common share	128,799	102,865	87,641

Basic earnings per share	$0.44	$0.83	$0.86
Diluted earnings per share	$0.44	$0.83	$0.86

(a)

Represents the weighted average effects of 341 unvested restricted shares of common stock as of December 31, 2020, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.

(b)

Represents the weighted average effects of 11,399, 6,948, and 6,948 OP Units outstanding at December 31, 2020, 2019, and 2018, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the OP income attributable to such OP units also be added back to net income, there is no effect to EPS.

18. Income Taxes

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

	For the Year Ended December 31,
Character of Distributions	2020	2019	2018
Ordinary dividends	89%	43%	55%
Capital gain distributions	7%	8%	8%
Return of capital distributions	4%	49%	37%
	100%	100%	100%

19. Supplemental Cash Flow Disclosures

Cash paid for interest was $72,566, $76,379, and $44,697 for the years ended December 31, 2020, 2019, and 2018, respectively. Cash paid for state income, franchise, and foreign taxes was $1,500, $2,131, and $947 for the years ended December 31, 2020, 2019, and 2018, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•

During the years ended December 31, 2020, 2019, and 2018, the Corporation issued 275, 3,012, and 2,489 shares, respectively, of common stock with a value of approximately $5,733, $63,020, and $50,826, respectively, under the terms of the DRIP (see Note 15).

•

During the year ended December 31, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178,535, and earnout consideration with a fair value of $40,119 as consideration for the Internalization and assumed $90,484 of debt (see Note 4).

•

During the year ended December 31, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2,513, with an offset to Additional paid-in capital, in accordance with our accounting policy (see Note 2).

•

During the year ended December 31, 2020, the Company reclassified $112,698 of mezzanine equity non-controlling interests to Non-controlling interests as a result of the IPO triggering permanent equity classification (see Note 2 and 4).

•

During the year ended December 31, 2020, the Company reclassified $66,376 of mezzanine equity common stock, with an offset of $66,375 to Additional paid-in capital and $1 to Common stock as a result of the IPO triggering permanent equity classification (see Note 2 and 4).

•

During the year ended December 31, 2020, the Company reclassified $30,810 of the carrying value of the earnout liability, with an offset of $19,430 as a component of Non-controlling interests and $11,380 as a component of Additional paid-in capital (see Note 2).

•	During the year ended December 31, 2020, the Company converted 822 OP Units valued at $15,631 to 822 shares of common stock. (See Note 13).
•

During the year ended December 31, 2018, the Company issued 776 OP Units in exchange for property contributed in UPREIT transactions valued at $15,797. There were no UPREIT transactions during the years ended December 31, 2020 and 2019 (see Note 13).

•

During the year ended December 31, 2018, the Corporation cancelled 37 shares of common stock with a value of $748 that were pledged as collateral by a tenant. The cancellation of the shares was used to settle $748 in outstanding receivables associated with the tenant.

•	At December 31, 2020, 2019, and 2018, dividend amounts declared and accrued but not yet paid amounted to $39,252, $12,162, and $10,111, respectively.
•

At December 31, 2020, 2019, and 2018, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $(41,199), $5,816, and $1,510, respectively, with the reallocation recorded as an offset to Additional paid-in capital (see Note 2).

•

During the year ended December 31, 2020, the Company executed lease modifications that resulted in the lease classification changing from direct financing lease to operating lease for five properties. At the modification date, the net investment in the original lease, and therefore the carrying value of the assets recognized, amounted to $10,838.

•

Upon adoption of ASC 326 on January 1, 2020, described in Note 2, the Company recorded a transition adjustment to record a provision for credit losses associated with its net investment in direct financing leases of $323, with an equal amount recorded as a reduction in retained earnings. The provision for credit losses is included as a component of Investment in rental property, net accounted for using the direct financing method on the Consolidated Balance Sheets.

•

Upon adoption of ASC 842 on January 1, 2019, the Company recorded right-of-use assets of $1,687 and lease liabilities of $1,261 associated with ground leases where it is the lessee. The right-of-use asset was recorded net of straight-line rent liability of $7 and ground lease intangible asset, net of $432 as of the date of adoption.

•

In connection with real estate transactions conducted during the year ended December 31, 2020, the Company accepted credits for rent in advance of $1,701 in exchange for a reduction to the cash paid to acquire the associated real estate assets. In connection with real estate transactions conducted during the year ended December 31, 2019, the Company assumed tenant improvement allowances of $2,517 in exchange for a reduction to the cash paid to acquire the associated real estate assets. The Company did not accept any tenant improvement allowances or credits for rent in advance during the year ended December 31, 2018.

•

In connection with real estate transactions conducted during the year ended December 31, 2018, the Company settled notes receivable in the amount of $6,527 in exchange for a reduction to the cash paid for the associated real estate assets (see Notes 5 and 9).

20. Commitments and Contingencies

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

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2020	2019
Tenant improvement allowances	$1,981	$2,706

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization (see Note 3). The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, or in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the Minimum Liability Amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2020, taxable sales of the applicable properties would trigger liability under the Agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

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

The following table summarizes the total lease costs associated with operating leases:

		For the Year Ended December 31,
(in thousands)	Financial Statement Presentation	2020	2019	2018
Operating lease costs
Office leases	General and administrative	$517	$—	$—
Ground leases	Property and operating expense	133	139	59
Variable lease costs
Ground leases	Property and operating expense	61	46	23
Total lease costs		$711	$185	$82

The following table summarizes payments associated with obligations under operating leases, reported as Cash flows from operating activities on the accompanying Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Operating lease payments	$666	$158	$52

Estimated future lease payments required under non-cancelable operating leases at December 31, 2020, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
2021	$719
2022	686
2023	505
2024	120
2025	121
Thereafter	2,290
Total undiscounted cash flows	4,441
Less imputed interest	(1,782)
Lease liabilities	$2,659

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

21. Subsequent Events

On January 15, 2021, the Company paid distributions totaling $39,252.

On February 19, 2021, the Board of Directors declared a quarterly distribution of $0.25 per share on the Company’s common stock and OP Units for the first quarter of 2021, which will be payable on or before April 15, 2021 to stockholders and unit holders of record as of March 31, 2021.

Subsequent to December 31, 2020, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $4,843 of rental property and associated intangible assets and liabilities.

Through February 25, 2021 the Company sold three properties with an aggregate carrying value of approximately $4,529 for total proceeds of $6,710. The Company incurred additional expenses related to the sales of approximately $312, resulting in a gain on sale of real estate of approximately $1,869.

22. Selected Quarterly Results (unaudited)

Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2020 and 2019. Amounts have been updated to reflect the Company’s four-for-one stock split on September 18, 2020.

	For the Quarter Ended
(in thousands, except per share)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Lease revenues	$78,231	$80,371	$80,744	$82,291
Net income	$11,848	$17,098	$9,711	$17,619
Net income attributable to non-controlling interests	(1,032)	(1,745)	(961)	(1,357)
Net income attributable to Broadstone Net Lease, Inc.	$10,816	$15,353	$8,750	$16,262
Net earnings per share attributable to common stockholders basic and diluted	$0.10	$0.14	$0.08	$0.11
Weighted average number of common shares outstanding
Basic	106,108	107,422	111,155	143,916
Diluted	116,210	119,648	123,381	155,956

	For the Quarter Ended
(in thousands, except per share)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Lease revenues	$68,430	$69,053	$76,401	$84,931
Net income	$15,022	$17,342	$25,038	$27,712
Net income attributable to non-controlling interests	(1,084)	(1,208)	(1,650)	(1,778)
Net income attributable to Broadstone Net Lease, Inc.	$13,938	$16,134	$23,388	$25,934
Net earnings per share attributable to common stockholders basic and diluted	$0.16	$0.17	$0.24	$0.25
Weighted average number of common shares outstanding
Basic	89,340	92,818	98,568	102,941
Diluted	96,288	99,766	105,516	109,889

23. COVID-19 Pandemic

Since its discovery in December 2019, a novel strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout most countries of the world, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the United States Secretary of Health and Human Services has declared a public health emergency in the United States. In response to the COVID-19 pandemic, many local, state and federal governments instituted “stay at home” or “shelter in place” restrictions, for various periods of time throughout the year on the types of businesses that may continue to operate, which resulted in closure of many businesses deemed to be non-essential. Many of the Company’s tenants, in particular those who operate in the retail and restaurant industries, depend on in-person interactions with customers to generate unit-level profitability, and have been negatively impacted by the pandemic, as have businesses who supply products and services to these industries. As a result, during the second quarter of 2020, the Company received a number of requests for rent relief and ultimately granted relief to 15 tenants.

For all but one of the 15 tenants granted relief, the Company granted relief in the form of a partial rent deferral. At December 31, 2020, all deferral periods have ended, and the balance of rent deferrals was less than $1,000. For the remaining tenant, the Company agreed to a partial abatement of rent, which ended subsequent to year-end in January 2021.

For partial rent deferrals expected to be repaid within a short period of time where the deferral of payments made no substantive changes to the total consideration in the original lease agreement, the amount of straight-line lease revenue recognized in the financial statements was not impacted. Deferred rents due under the agreements are recorded as Tenant and other receivables, net in the Consolidated Balance Sheets. In certain circumstances, as part of the deferral agreements, the Company negotiated lease extensions or the early exercise of tenant renewal options, resulting in cash flows under the agreements being substantially in excess of the original lease terms. The Company evaluated these agreements on a lease by lease basis, and accounted for the relief under the modification framework of ASC 842, resulting in adjustments to the amount of straight-line lease revenue that will be recorded prospectively. The Company also accounted for the partial abatement under the lease modification framework of ASC 842.

As of and for the year ended December 31, 2020, the impact of the COVID-19 pandemic on the Company’s financial condition, and results of operations has been limited to effects of the grants of rent relief discussed above. The full extent of the pandemic on the Company’s future financial conditions, results of operations, liquidity, and ability to pay distributions will ultimately depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted.

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2020

(in thousands)

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Industrial Properties:
Tacoma	WA	$ —	$1,634	$4,902	$ —	$ —	$1,634	$4,902	$6,536	$1,581	1977	2011	15-39
New Haven	IN	—	445	2,521	—	—	445	2,521	2,966	951	1960	2011	15-39
Raleigh	NC	—	2,034	8,137	—	—	2,034	8,137	10,171	2,264	1999	2012	15-39
Eureka	MO	—	2,328	9,311	—	—	2,328	9,311	11,639	3,538	1990	2012	15-39
Durham	NC	10,469	3,000	17,531	—	—	3,000	17,531	20,531	5,192	2009	2012	15-39
Kilgore	TX	—	160	908	—	—	160	908	1,068	334	2008	2012	15-39
American Canyon	CA	7,039	2,378	26,142	—	—	2,378	26,142	28,520	6,870	2002	2012	15-39
Huber Heights	OH	—	583	1,748	—	—	583	1,748	2,331	644	1985	2012	15-39
Eastlake	OH	—	854	2,562	—	—	854	2,562	3,416	807	1981	2012	15-39
Union Grove	WI	—	239	957	—	—	239	957	1,196	222	1993	2012	15-39
Union Grove	WI	—	347	1,386	—	—	347	1,386	1,733	309	1979	2012	15-39
Rock Hill	SC	—	796	3,185	—	72	796	3,257	4,053	1,021	1999	2012	15-39
Union Grove	WI	—	427	3,413	—	—	427	3,413	3,840	663	2014	2015	15-39
Oshkosh	WI	—	456	869	—	—	456	869	1,325	191	2007	2015	15-39
Hoffman Estates	IL	—	12,253	23,456	—	—	12,253	23,456	35,709	6,186	1988	2013	15-39
White Marsh	MD	—	3,223	200	—	—	3,223	200	3,423	65	1986	2013	15-39
Manassas	VA	—	1,187	197	—	—	1,187	197	1,384	54	1986	2013	15-39
Morrisville	NC	—	235	46	—	—	235	46	281	16	1960	2013	15-39
Aston	PA	—	2,554	126	—	—	2,554	126	2,680	39	1984	2013	15-39
Cincinnati	OH	—	1,001	173	—	—	1,001	173	1,174	65	1976	2013	15-39
Columbus	OH	—	757	77	—	—	757	77	834	24	1981	2013	15-39
Windsor	CT	—	1,887	204	—	—	1,887	204	2,091	77	1986	2013	15-39
Pittsburgh	PA	—	1,691	244	—	—	1,691	244	1,935	78	1989	2013	15-39
Norton Shores	MI	—	198	2,932	—	393	198	3,325	3,523	582	2002	2014	15-39
Muskegon	MI	—	168	2,751	—	13	168	2,764	2,932	651	1985	2013	15-39
Muskegon	MI	—	454	6,889	—	706	454	7,595	8,049	1,664	2012	2013	15-39
Muskegon	MI	—	463	2,512	—	23	463	2,535	2,998	644	1978	2013	15-39
Muskegon	MI	—	257	655	—	383	257	1,038	1,295	181	2005	2013	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Greenwich	CT	—	16,898	959	—	—	16,898	959	17,857	240	1967	2014	15-39
Elgin	IL	—	4,339	17,458	—	—	4,339	17,458	21,797	3,441	2009	2014	15-39
Shakopee	MN	—	3,962	21,296	—	—	3,962	21,296	25,258	4,399	2014	2014	15-39
Houston	TX	—	1,242	2,698	—	—	1,242	2,698	3,940	687	1972	2014	15-39
Winona	MN	—	1,653	7,694	—	—	1,653	7,694	9,347	1,366	2008	2014	15-39
Winona	MN	—	804	4,412	—	—	804	4,412	5,216	764	2008	2014	15-39
Mt. Pleasant	TX	—	1,785	5,540	—	—	1,785	5,540	7,325	1,094	1994	2014	15-39
Madill	OK	—	1,395	5,796	—	—	1,395	5,796	7,191	1,094	1999	2014	15-39
Madill	OK	—	2,657	1,566	—	1,001	2,657	2,567	5,224	393	1972	2014	15-39
Madill	OK	—	621	1,759	—	—	621	1,759	2,380	333	1977	2014	15-39
Willis Point	TX	—	3,102	2,420	—	—	3,102	2,420	5,522	564	2003 / 2008	2014	15-39
Fitzgerald	GA	—	1,939	3,316	—	—	1,939	3,316	5,255	709	1997	2014	15-39
Cordele	GA	—	2,705	3,786	—	—	2,705	3,786	6,491	702	2000	2014	15-39
Kingston	OK	—	1,857	1,692	—	—	1,857	1,692	3,549	375	2013	2014	15-39
Odessa	TX	—	529	3,327	—	—	529	3,327	3,856	635	2012	2015	15-39
Columbia	MD	—	667	9,220	—	—	667	9,220	9,887	1,578	1984	2015	15-39
Menomonee Falls	WI	—	1,378	18,557	—	—	1,378	18,557	19,935	3,043	2001	2015	15-39
Elk River	MN	—	763	4,937	—	—	763	4,937	5,700	959	2008	2015	15-39
Sanford	FL	—	2,075	7,600	—	—	2,075	7,600	9,675	1,321	2002	2015	15-39
Columbus	GA	—	615	9,942	—	—	615	9,942	10,557	1,516	1907	2015	15-39
Ephrata	PA	—	531	6,995	—	—	531	6,995	7,526	1,584	2000	2015	15-39
Greer	SC	—	607	2,502	—	—	607	2,502	3,109	472	1978	2015	15-39
Joplin	MO	—	831	9,600	—	—	831	9,600	10,431	1,593	1993	2015	15-39
Katy	TX	—	1,493	3,883	—	—	1,493	3,883	5,376	718	1996	2015	15-39
Kinston	NC	—	1,017	10,418	—	43	1,017	10,461	11,478	1,757	1979	2015	15-39
Euless	TX	—	1,487	3,051	—	—	1,487	3,051	4,538	537	1991	2015	15-39
Jacksonville	TX	—	1,221	3,316	—	—	1,221	3,316	4,537	531	1974	2015	15-39
Lima	OH	—	656	21,645	—	—	656	21,645	22,301	3,185	2009	2015	15-39
Portage	IN	—	1,181	13,130	—	13	1,181	13,143	14,324	2,333	2001	2016	15-39
Milpitas	CA	—	1,478	8,164	—	—	1,478	8,164	9,642	973	1982	2016	15-39
St. Cloud	MN	—	565	20,420	—	—	565	20,420	20,985	2,699	1999	2016	15-39
New Kensington	PA	—	907	13,058	—	—	907	13,058	13,965	1,510	2015	2016	15-39
Denver	CO	—	1,105	8,077	—	2,000	1,105	10,077	11,182	1,071	1975	2017	15-39
Denver	CO	—	252	1,658	—	—	252	1,658	1,910	167	1977	2017	15-39
Germantown	WI	—	612	2,062	—	—	612	2,062	2,674	208	1989	2017	15-39
Germantown	WI	—	575	2,086	—	—	575	2,086	2,661	207	2000	2017	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Cary	NC	—	877	3,295	—	—	877	3,295	4,172	130	1982	2019	15-39
Green Bay	WI	—	406	7,032	—	—	406	7,032	7,438	705	1989	2017	15-39
Two Rivers	WI	—	445	1,885	—	1,750	445	3,635	4,080	331	1994	2017	15-39
Little Chute	WI	—	342	52,744	—	68	342	52,812	53,154	5,204	2017	2017	7-39
Las Vegas	NV	—	3,034	11,857	—	—	3,034	11,857	14,891	1,042	2015	2017	15-39
Walker	LA	—	4,646	30,310	—	—	4,646	30,310	34,956	2,891	2017	2017	15-39
Saxonburg	PA	—	1,048	7,545	—	1	1,048	7,546	8,594	761	2008	2017	15-39
Butler	PA	—	1,885	6,294	—	—	1,885	6,294	8,179	679	1990	2017	15-39
Story City	IA	—	5,700	13,916	—	28	5,700	13,944	19,644	1,386	1997	2017	15-39
San Jose	CA	—	9,489	18,617	—	1,358	9,489	19,975	29,464	1,937	1983	2017	15-39
Taunton	MA	—	3,157	16,851	—	—	3,157	16,851	20,008	1,527	1987	2018	15-39
Knoxville	TN	—	447	4,276	—	—	447	4,276	4,723	316	1977	2018	15-39
Elk Grove Village	IL	—	2,014	3,686	—	—	2,014	3,686	5,700	301	2014	2018	15-39
Elgin	IL	—	3,265	4,947	—	—	3,265	4,947	8,212	451	1981	2018	15-39
Lordstown	OH	—	1,028	36,068	—	—	1,028	36,068	37,096	2,534	2012	2018	15-39
Perth Amboy	NJ	19,947	5,622	35,420	—	—	5,622	35,420	41,042	2,353	1933	2018	15-39
Indianapolis	IN	—	840	8,395	—	—	840	8,395	9,235	622	1972	2018	15-39
Hazelwood	MO	—	2,936	7,565	—	—	2,936	7,565	10,501	563	1966	2018	15-39
Fridley	MN	—	273	1,986	—	—	273	1,986	2,259	148	1973	2018	15-39
Burnsville	MN	—	207	2,209	—	—	207	2,209	2,416	162	1973	2018	15-39
North Canton	OH	—	338	8,263	—	—	338	8,263	8,601	543	1988	2018	15-39
Madison	MS	—	3,348	11,997	—	—	3,348	11,997	15,345	750	2003	2018	15-39
Novi	MI	—	872	8,274	—	4	872	8,278	9,150	485	2018	2018	15-39
Evansville	IN	—	253	9,601	—	—	253	9,601	9,854	474	1932	2019	15-39
Greenfield	IN	—	2,828	19,367	—	3,680	2,828	23,047	25,875	1,781	2018	2019	15-39
Beverly	MA	47,945	3,241	65,532	—	—	3,241	65,532	68,773	3,110	1984	2019	15-39
Liverpool	NY	—	374	6,032	—	—	374	6,032	6,406	279	1985	2019	15-39
Liverpool	NY	—	381	3,527	—	—	381	3,527	3,908	168	2001	2019	15-39
Green Bay	WI	—	528	9,785	—	—	528	9,785	10,313	381	2000	2019	15-39
Dallas	TX	—	3,854	34,818	—	—	3,854	34,818	38,672	1,334	2003 / 2017	2019	15-39
Plano	TX	—	6,456	37,093	—	—	6,456	37,093	43,549	1,351	1983 / 1986 / 2016	2019	15-39
Lecompton	KS	—	413	33,211	—	—	413	33,211	33,624	1,273	2012	2019	15-39
Abbotsford	BC	—	25,372	33,408	—	—	25,372	33,408	58,780	1,224	2000	2019	15-39
Streamwood	IL	—	4,705	49,348	—	—	4,705	49,348	54,053	1,823	1974 / 1985 / 1994 / 2012	2019	15-39
Hoffman Estates	IL	—	10,107	23,781	—	—	10,107	23,781	33,888	881	1976 / 1998	2019	15-39
Savage	MD	—	4,226	20,582	—	700	4,226	21,282	25,508	816	1985	2019	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Irving	TX	—	11,411	10,788	—	—	11,411	10,788	22,199	433	1970 / 1980	2019	15-39
Sherman	TX	—	1,023	19,151	—	—	1,023	19,151	20,174	787	1979 / 1992	2019	15-39
Phoenix	AZ	—	5,687	49,618	—	—	5,687	49,618	55,305	1,869	1988	2019	15-39
Chandler	AZ	—	5,858	27,312	—	—	5,858	27,312	33,170	1,006	2008	2019	15-39
Prescott	AZ	—	663	1,988	—	—	663	1,988	2,651	77	2003	2019	15-39
Forest Park	OH	—	1,874	26,145	—	—	1,874	26,145	28,019	953	2001	2019	15-39
Omaha	NE	—	1,279	16,158	—	—	1,279	16,158	17,437	592	1965	2019	15-39
Villa Rica	GA	—	1,525	9,924	—	—	1,525	9,924	11,449	361	1998	2019	15-39
Ogden	UT	—	1,944	11,882	—	—	1,944	11,882	13,826	465	1989 / 2009	2019	15-39
Woodland Hills	CA	—	30,453	19,080	—	—	30,453	19,080	49,533	710	1973 / 1983 / 2003	2019	15-39
Visalia	CA	—	1,630	23,196	—	—	1,630	23,196	24,826	856	1985 / 1993 / 1997	2019	15-39
Plymouth	IN	—	270	10,792	—	—	270	10,792	11,062	413	1985 / 1997	2019	15-39
Edison	NJ	—	5,664	13,793	—	—	5,664	13,793	19,457	529	1982	2019	15-39
Enid	OK	—	1,145	32,075	—	—	1,145	32,075	33,220	1,170	1997 / 2002 / 2006	2019	15-39
Fresno	CA	—	2,971	37,364	—	—	2,971	37,364	40,335	1,562	1972 / 1993	2019	15-39
Cedar Falls	IA	—	1,239	10,403	—	—	1,239	10,403	11,642	419	2019	2019	15-39
Gainesville	GA	—	750	5,373	—	5,137	750	10,510	11,260	168	1998/2020	2019	15-39
Lexington	NC	—	2,155	3,002	—	—	2,155	3,002	5,157	4	2017	2020	15-39
Clayton	NC	—	733	2,850	—	—	733	2,850	3,583	4	2006	2020	15-39
Grimesland	NC	—	538	978	—	—	538	978	1,516	1	1997 / 2001	2020	15-39
Columbia	SC	—	380	1,339	—	—	380	1,339	1,719	2	2006	2020	15-39
Summerville	SC	—	1,570	—	—	—	1,570	—	1,570	—	2001	2020	15-39
Apopka	FL	—	944	985	—	—	944	985	1,929	2	1995	2020	15-39
Fort Pierce	FL	—	305	1,602	—	—	305	1,602	1,907	2	1968	2020	15-39
Houston	TX	—	3,300	4,397	—	—	3,300	4,397	7,697	5	1967 / 1995 / 2017 / 2020	2020	15-39
Cold Spring	MN	—	—	32,247	—	—	—	32,247	32,247	36	2020	2020	15-39
Langhorne	PA	—	2,204	5,323	—	—	2,204	5,323	7,527	6	1980 / 1997 / 2016	2020	15-39
Healthcare Properties:
Houston	TX	—	598	3,388	—	—	598	3,388	3,986	1,147	1980	2008	15-39
Machesney Park	IL	—	218	1,237	—	—	218	1,237	1,455	483	1996	2008	15-39
Memphis	TN	—	530	2,722	—	—	530	2,722	3,252	975	1993	2009	15-39
Greece	NY	—	1,391	30,442	—	2,823	1,391	33,265	34,656	9,226	2011	2010	7-39
Tampa	FL	—	580	3,304	—	—	580	3,304	3,884	960	2002	2011	15-39
Tampa	FL	—	790	4,021	—	—	790	4,021	4,811	1,133	1985	2011	15-39
Wesley Chapel	FL	—	340	2,862	—	—	340	2,862	3,202	815	2008	2011	15-39
Brandon	FL	—	292	1,961	—	—	292	1,961	2,253	552	1998	2011	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Knoxville	TN	—	744	2,246	—	—	744	2,246	2,990	727	1975	2011	15-39
McAlester	OK	—	413	1,669	—	—	413	1,669	2,082	399	2012	2012	15-39
Melbourne	FL	—	3,320	13,281	—	—	3,320	13,281	16,601	3,303	1993	2012	15-39
Melbourne	FL	—	809	3,235	—	—	809	3,235	4,044	899	1998	2012	15-39
Sarasota	FL	—	752	3,969	—	335	752	4,304	5,056	934	2002	2013	15-39
Englewood	FL	—	207	679	—	—	207	679	886	156	1985	2013	15-39
Brookfield	WI	—	338	4,603	—	—	338	4,603	4,941	1,040	2005	2013	15-39
Waukesha	WI	—	302	11,218	—	—	302	11,218	11,520	2,337	2005	2013	15-39
Plainfield	IL	—	128	7,843	702	1,489	830	9,332	10,162	1,799	2012	2013	15-39
Greenfield	WI	—	212	7,163	—	—	212	7,163	7,375	1,487	2011	2013	15-39
Brookfield	WI	—	331	7,542	—	—	331	7,542	7,873	1,618	2008	2013	15-39
Goodyear	AZ	—	558	3,529	—	—	558	3,529	4,087	743	2013	2013	15-39
Richmond	VA	—	348	2,986	—	—	348	2,986	3,334	584	2011	2013	15-39
Montgomery	AL	—	94	1,303	—	—	94	1,303	1,397	297	2013	2013	15-39
Kingwood	TX	—	253	5,236	—	—	253	5,236	5,489	919	2009	2014	15-39
Lubbock	TX	—	1,616	6,195	—	135	1,616	6,330	7,946	1,117	2001	2014	15-39
Russellville	AR	—	1,232	4,752	—	—	1,232	4,752	5,984	969	2010	2014	15-39
Little Rock	AR	—	1,866	5,294	—	—	1,866	5,294	7,160	1,109	2012	2014	15-39
Conway	AR	—	1,522	3,579	—	5,624	1,522	9,203	10,725	1,328	2007	2014	15-39
Hudsonville	MI	—	199	3,631	—	—	199	3,631	3,830	584	2007	2015	15-39
Franklin	TN	—	766	3,728	—	—	766	3,728	4,494	684	2005	2015	15-39
Elk Grove Village	IL	—	252	2,933	—	—	252	2,933	3,185	475	1985	2015	15-39
Virginia Beach	VA	—	827	3,310	—	—	827	3,310	4,137	461	2008	2016	15-39
Tampa	FL	—	42	6,945	—	—	42	6,945	6,987	735	1999	2016	39
Tampa	FL	—	8	732	—	—	8	732	740	77	1999	2016	39
Tampa	FL	—	33	2,094	—	—	33	2,094	2,127	221	2013	2016	39
Houston	TX	—	405	2,586	—	—	405	2,586	2,991	294	2002	2016	15-39
Mt. Dora	FL	—	1,338	4,788	—	—	1,338	4,788	6,126	747	1988	2015	15-39
Mt. Dora	FL	—	477	691	—	—	477	691	1,168	142	1987	2015	15-39
Summerfield	FL	—	295	2,146	—	—	295	2,146	2,441	336	2000	2015	15-39
Summerfield	FL	—	362	2,632	—	—	362	2,632	2,994	412	2008	2015	15-39
Leesburg	FL	—	402	1,869	—	—	402	1,869	2,271	312	1994	2015	15-39
Tempe	AZ	—	1,181	14,580	—	—	1,181	14,580	15,761	2,372	2006	2015	15-39
Lincoln	NE	—	1,300	13,163	—	—	1,300	13,163	14,463	2,046	1973	2015	15-39
North Little Rock	AR	—	532	51,843	—	—	532	51,843	52,375	7,202	2005	2015	15-39
Worthington	OH	—	264	12,053	—	—	264	12,053	12,317	1,546	1979	2016	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Carmel	IN	—	243	3,519	—	—	243	3,519	3,762	604	2006	2016	15-39
Copley	OH	—	104	6,359	—	—	104	6,359	6,463	602	1996	2017	15-39
Cleveland	OH	—	323	2,744	—	—	323	2,744	3,067	285	2007	2017	15-39
Girard	OH	—	75	1,107	—	—	75	1,107	1,182	137	2003	2017	15-39
Moraine (Dayton)	OH	—	336	3,654	—	2	336	3,656	3,992	354	2017	2017	15-39
Commerce Township	MI	—	412	1,935	—	2	412	1,937	2,349	209	2007	2017	15-39
Modesto	CA	—	689	19,200	—	—	689	19,200	19,889	2,258	1984	2016	15-39
Modesto	CA	—	300	4,273	—	—	300	4,273	4,573	525	1984	2016	15-39
Clinton Township	MI	—	396	6,694	—	35	396	6,729	7,125	733	2016	2017	15-39
Westland	MI	—	394	6,106	—	29	394	6,135	6,529	640	1994	2017	15-39
Lenoir	NC	—	150	3,622	—	—	150	3,622	3,772	372	2010	2017	15-39
Morganton	NC	—	164	3,010	—	—	164	3,010	3,174	313	2000	2017	15-39
Rutherford College	NC	—	130	2,692	—	—	130	2,692	2,822	280	2007	2017	15-39
Hickory	NC	—	473	4,991	—	—	473	4,991	5,464	545	2000	2017	15-39
Newton	NC	—	195	1,085	—	—	195	1,085	1,280	125	1994	2017	15-39
Newton	NC	—	101	458	—	—	101	458	559	50	1998	2017	15-39
Wilson	NC	—	547	6,214	—	51	547	6,265	6,812	656	1993	2017	15-39
Overland Park	KS	—	456	3,789	—	—	456	3,789	4,245	360	2006	2017	15-39
Overland Park	KS	—	205	8,045	—	—	205	8,045	8,250	705	2016	2017	15-39
Overland Park	KS	—	571	3,715	—	—	571	3,715	4,286	425	1965	2017	15-39
Crestview Hills	KY	4,769	192	8,342	—	—	192	8,342	8,534	739	2005	2017	15-39
Mesa	AZ	—	785	5,034	—	—	785	5,034	5,819	450	1998	2017	15-39
Albuquerque	NM	—	987	11,357	—	34	987	11,391	12,378	961	1996	2017	15-39
Indianapolis	IN	—	1,086	18,551	—	1,212	1,086	19,763	20,849	1,848	1995	2017	15-39
Pittsburg	KS	—	103	2,264	—	—	103	2,264	2,367	195	2016	2017	15-39
Prairieville	LA	—	369	3,275	—	—	369	3,275	3,644	285	2016	2017	15-39
Charlotte	NC	—	825	4,969	—	14	825	4,983	5,808	420	1989	2017	15-39
Tulsa	OK	—	734	3,143	—	—	734	3,143	3,877	270	2016	2017	15-39
Rhinelander	WI	—	55	1,689	—	—	55	1,689	1,744	154	2013	2017	15-39
Charlotte	NC	—	534	1,101	—	—	534	1,101	1,635	119	1999	2017	15-39
Tampa	FL	—	3,954	10,732	—	—	3,954	10,732	14,686	824	1984	2018	15-39
Zionsville	IN	—	591	4,243	—	—	591	4,243	4,834	270	2016	2018	15-39
Noblesville	IN	—	—	6,216	—	—	—	6,216	6,216	352	2017	2018	15-39
Spencer	IN	—	268	4,048	—	—	268	4,048	4,316	244	2018	2019	15-39
Indianapolis	IN	—	578	3,966	—	—	578	3,966	4,544	14	2003	2020	15-39
Warren	MI	—	110	1,604	—	1	110	1,605	1,715	98	1998	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Tullahoma	TN	—	114	3,674	—	—	114	3,674	3,788	232	2003	2018	15-39
Brandon	FL	—	475	2,438	—	(1)	475	2,437	2,912	142	2008	2018	15-39
Atlanta	GA	—	2,397	12,271	—	—	2,397	12,271	14,668	685	1999	2018	15-39
Northfield	IL	—	548	4,184	—	(1)	548	4,183	4,731	222	1964	2018	15-39
Ann Arbor	MI	—	209	562	—	(1)	209	561	770	38	1954	2018	15-39
Southfield	MI	—	1,013	14,967	—	—	1,013	14,967	15,980	809	2004	2018	15-39
Clearwater	FL	—	819	961	—	(1)	819	960	1,779	57	1977	2018	15-39
Arlington	TX	—	1,931	15,873	—	3	1,931	15,876	17,807	890	2015	2018	15-39
Naperville	IL	—	711	5,349	—	—	711	5,349	6,060	307	2005	2018	15-39
Yorkville	IL	—	234	4,003	—	1	234	4,004	4,238	221	2000	2018	15-39
Yorkville	IL	—	260	1,944	—	—	260	1,944	2,204	116	2006	2018	15-39
Sycamore	IL	—	152	3,621	—	—	152	3,621	3,773	216	1999	2018	15-39
Sycamore	IL	—	13	282	—	—	13	282	295	15	1999	2018	15-39
Sandwich	IL	—	315	4,876	—	—	315	4,876	5,191	298	1995	2018	15-39
Olympia Fields	IL	—	565	5,698	—	1	565	5,699	6,264	334	2007	2018	15-39
Shelby	NC	—	124	2,217	—	16	124	2,233	2,357	122	2006	2018	15-39
Lacey	WA	—	2,441	15,769	—	(25)	2,441	15,744	18,185	876	2004	2018	15-39
Aberdeen	WA	—	899	4,482	—	—	899	4,482	5,381	256	2007	2018	15-39
Bremerton	WA	—	140	3,154	—	1	140	3,155	3,295	174	1999	2018	15-39
Spartanburg	SC	—	251	3,821	—	1	251	3,822	4,073	230	2006	2018	15-39
Newport News	VA	—	831	3,977	—	13	831	3,990	4,821	236	2004	2018	15-39
Newport News	VA	—	587	3,466	—	—	587	3,466	4,053	199	2006	2018	15-39
Hanover	PA	—	80	3,752	—	—	80	3,752	3,832	210	2003	2018	15-39
Roanoke	VA	—	267	3,027	—	1	267	3,028	3,295	169	1990	2018	15-39
Wayland	MI	—	373	2,592	—	—	373	2,592	2,965	153	1999	2018	15-39
Johnson City	NY	—	357	4,934	—	1	357	4,935	5,292	268	1970	2018	15-39
Bradenton	FL	—	547	5,055	—	2	547	5,057	5,604	293	1984	2018	15-39
Bradenton	FL	—	292	2,085	—	—	292	2,085	2,377	121	1982	2018	15-39
Bradenton	FL	—	112	1,167	—	—	112	1,167	1,279	66	1982	2018	15-39
Bradenton	FL	—	274	1,589	—	—	274	1,589	1,863	93	1995	2018	15-39
Ruskin	FL	—	203	1,526	—	—	203	1,526	1,729	85	2004	2018	15-39
Hibbing	MN	—	799	3,176	—	—	799	3,176	3,975	135	1999	2019	15-39
Duluth	MN	—	241	2,195	—	17	241	2,212	2,453	84	2003	2019	15-39
Minot	ND	—	1,152	8,796	—	—	1,152	8,796	9,948	343	2011	2019	15-39
Billings	MT	—	702	4,368	—	—	702	4,368	5,070	173	2001	2019	15-39
Missoula	MT	—	1,395	3,870	—	—	1,395	3,870	5,265	152	2001	2019	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
New Orleans	LA	—	1,804	3,461	—	—	1,804	3,461	5,265	115	2013	2019	15-39
Restaurant Properties:
Jacksonville	FL	—	223	1,262	—	—	223	1,262	1,485	580	1987	2007	15-39
Katy	TX	—	500	648	—	—	500	648	1,148	244	1995	2009	15-39
La Porte	TX	—	250	1,151	—	—	250	1,151	1,401	415	1996	2009	15-39
Rowlett	TX	—	350	776	—	—	350	776	1,126	299	1997	2009	15-39
Norman	OK	—	280	1,049	—	—	280	1,049	1,329	348	1991	2009	15-39
Oklahoma City	OK	—	540	517	—	—	540	517	1,057	225	2001	2009	15-39
Ashland City	TN	—	59	973	—	—	59	973	1,032	119	1992	2016	15-39
Cadiz	KY	—	77	1,048	—	—	77	1,048	1,125	132	1992	2016	15-39
Centerville	TN	—	68	965	—	—	68	965	1,033	127	2006	2016	15-39
Kingston Springs	TN	—	92	978	—	—	92	978	1,070	133	1998	2016	15-39
Mount Juliet	TN	—	76	995	—	—	76	995	1,071	128	1994	2016	15-39
White House	TN	—	105	927	—	—	105	927	1,032	128	2003	2016	15-39
Mountain Home	AR	—	338	1,016	—	—	338	1,016	1,354	335	1988	2010	15-39
Batesville	AR	—	214	1,055	—	—	214	1,055	1,269	364	1988	2010	15-39
Paragould	AR	—	187	1,444	—	—	187	1,444	1,631	435	1990	2010	15-39
Forrest City	AR	—	84	941	—	—	84	941	1,025	326	1989	2010	15-39
Dyersburg	TN	—	276	1,250	—	—	276	1,250	1,526	393	1989	2010	15-39
Martin	TN	—	152	858	—	—	152	858	1,010	301	1999	2010	15-39
Union City	TN	—	72	806	—	—	72	806	878	270	1988	2010	15-39
Mankato	MN	—	712	2,136	—	—	712	2,136	2,848	625	1994	2011	15-39
Saint Paul	MN	—	606	1,817	—	—	606	1,817	2,423	562	1994	2011	15-39
Jackson	TN	—	204	1,154	—	—	204	1,154	1,358	324	1999	2011	15-39
Henderson	TN	—	141	800	—	—	141	800	941	216	1986	2012	15-39
Lexington	TN	—	150	848	—	—	150	848	998	231	1995	2012	15-39
Humboldt	TN	—	118	669	—	—	118	669	787	202	1993	2012	15-39
Cocoa Beach	FL	—	283	848	—	—	283	848	1,131	224	1992	2012	15-39
Lake Mary	FL	—	422	1,265	—	—	422	1,265	1,687	313	1989	2012	15-39
New Smyrna Beach	FL	—	382	1,146	—	—	382	1,146	1,528	353	2008	2012	15-39
Orlando	FL	—	351	1,052	—	—	351	1,052	1,403	275	1990	2012	15-39
Orlando	FL	—	219	656	—	—	219	656	875	198	1996	2012	15-39
Savannah	GA	—	390	1,170	—	—	390	1,170	1,560	311	2009	2012	15-39
Savannah	GA	—	376	1,129	—	—	376	1,129	1,505	292	2009	2012	15-39
Hinesville	GA	—	402	1,207	—	—	402	1,207	1,609	338	2008	2012	15-39
Princeton	WV	—	269	1,524	—	—	269	1,524	1,793	375	1976	2012	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Princeton	WV	—	301	1,703	—	—	301	1,703	2,004	416	1991	2012	15-39
Marietta	OH	—	246	1,395	—	—	246	1,395	1,641	333	2007	2012	15-39
Pomeroy	OH	—	208	1,178	—	—	208	1,178	1,386	305	1997	2012	15-39
Elkins	WV	—	452	1,355	—	—	452	1,355	1,807	332	1980	2012	15-39
State College	PA	—	365	1,461	—	—	365	1,461	1,826	345	1976	2012	15-39
Summerville	WV	—	109	2,366	—	—	109	2,366	2,475	259	1993	2017	15-39
Oxford	AL	—	240	958	—	—	240	958	1,198	246	1999	2012	15-39
Oxford	AL	—	320	158	—	1,100	320	1,258	1,578	174	2009	2012	15-39
Pell City	AL	—	237	1,340	—	—	237	1,340	1,577	316	2002	2012	15-39
Tuscaloosa	AL	—	449	1,796	—	—	449	1,796	2,245	425	2010	2012	15-39
Jacksonville	AL	—	190	1,077	—	—	190	1,077	1,267	267	2000	2012	15-39
Tuscaloosa	AL	—	422	1,686	—	—	422	1,686	2,108	416	2001	2012	15-39
Tampa	FL	—	208	1,179	—	—	208	1,179	1,387	275	1980	2012	15-39
Tampa	FL	—	288	1,634	—	—	288	1,634	1,922	395	1987	2012	15-39
Richmond	VA	—	202	1,147	—	—	202	1,147	1,349	282	1984	2012	15-39
Exton	PA	—	470	1,882	—	—	470	1,882	2,352	474	1982	2012	15-39
Richmond	VA	—	133	755	—	—	133	755	888	204	1981	2012	15-39
Paoli	PA	—	360	1,440	—	—	360	1,440	1,800	340	1982	2012	15-39
Alamogordo	NM	—	22	2,117	—	—	22	2,117	2,139	411	1983	2014	15-39
Roswell	NM	—	64	2,059	—	—	64	2,059	2,123	388	1990	2014	15-39
Moore	OK	—	64	1,249	—	—	64	1,249	1,313	253	1975	2014	15-39
Del City	OK	—	40	1,370	—	—	40	1,370	1,410	266	1980	2014	15-39
Oklahoma City	OK	—	105	1,150	—	—	105	1,150	1,255	221	1977	2014	15-39
Oklahoma City	OK	—	721	1,049	—	—	721	1,049	1,770	229	2003	2014	15-39
Fort Worth	TX	—	487	934	—	—	487	934	1,421	188	2003	2014	15-39
Kearney	NE	—	113	1,242	—	—	113	1,242	1,355	249	1982	2014	15-39
Kearney	NE	—	176	1,238	—	—	176	1,238	1,414	256	1991	2014	15-39
Grand Island	NE	—	425	—	—	—	425	—	425	—	1992	2014	-
Ogallala	NE	—	291	1,243	—	—	291	1,243	1,534	274	1986	2014	15-39
McAlester	OK	—	52	1,521	—	—	52	1,521	1,573	306	2006	2014	15-39
Oklahoma City	OK	—	466	928	—	—	466	928	1,394	164	1970	2015	15-39
Renton	WA	—	539	1,141	—	—	539	1,141	1,680	199	1986	2015	15-39
Tacoma	WA	—	807	643	—	—	807	643	1,450	141	1991	2015	15-39
Tacoma	WA	—	562	897	—	—	562	897	1,459	163	1993	2015	15-39
Tukwila	WA	—	1,170	419	—	—	1,170	419	1,589	143	1993	2015	15-39
Federal Way	WA	—	334	1,088	—	—	334	1,088	1,422	173	1995	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Lakewood	WA	—	1,372	878	—	—	1,372	878	2,250	186	1995	2015	15-39
Burlington	WA	—	178	1,982	—	—	178	1,982	2,160	317	2000	2015	15-39
Everett	WA	—	175	1,473	—	—	175	1,473	1,648	254	1986	2015	15-39
Puyallup	WA	—	622	—	—	—	622	—	622	—	1994	2015	-
Aberdeen	WA	—	218	1,446	—	—	218	1,446	1,664	233	2006	2015	15-39
Florence	AL	—	337	2,609	—	—	337	2,609	2,946	426	2011	2015	15-39
Decatur	AL	—	364	3,708	—	—	364	3,708	4,072	597	2014	2015	15-39
Tupelo	MS	—	297	3,030	—	—	297	3,030	3,327	477	2012	2015	15-39
Adamsville	TN	—	59	1,675	—	—	59	1,675	1,734	260	2005	2015	15-39
Adamsville	AL	—	123	1,924	—	—	123	1,924	2,047	313	1989	2015	15-39
Alexandria	AL	—	79	2,318	—	—	79	2,318	2,397	351	2004	2015	15-39
Ashville	AL	—	124	1,696	—	—	124	1,696	1,820	257	1999	2015	15-39
Athens	AL	—	143	1,996	—	—	143	1,996	2,139	302	2007	2015	15-39
Carbon Hill	AL	—	54	1,634	—	—	54	1,634	1,688	253	1998	2015	15-39
Carrollton	GA	—	77	2,030	—	—	77	2,030	2,107	307	2008	2015	15-39
Centreville	AL	—	140	2,251	—	—	140	2,251	2,391	328	2013	2015	15-39
Gadsden	AL	—	42	2,571	—	—	42	2,571	2,613	378	1991	2015	15-39
Cullman	AL	—	71	1,799	—	—	71	1,799	1,870	268	1997	2015	15-39
Cullman	AL	—	79	1,949	—	—	79	1,949	2,028	303	2006	2015	15-39
Dora	AL	—	18	—	—	2,095	18	2,095	2,113	97	1968	2015	15-39
Double Springs	AL	—	306	1,752	—	—	306	1,752	2,058	275	1995	2015	15-39
Moulton	AL	—	117	1,752	—	—	117	1,752	1,869	277	2003	2015	15-39
Guntersville	AL	—	382	2,020	—	—	382	2,020	2,402	324	2015	2015	15-39
Harpersville	AL	—	48	2,645	—	—	48	2,645	2,693	377	1995	2015	15-39
Harvest	AL	—	163	2,060	—	—	163	2,060	2,223	318	2014	2015	15-39
Henderson	TN	—	111	1,608	—	—	111	1,608	1,719	283	1987	2015	15-39
Madison	AL	—	209	1,958	—	—	209	1,958	2,167	311	2011	2015	15-39
Lawrenceburg	TN	—	117	1,832	—	—	117	1,832	1,949	352	2014	2015	15-39
Montevallo	AL	—	60	2,203	—	—	60	2,203	2,263	332	2009	2015	15-39
Muscle Shoals	AL	—	44	—	—	1,867	44	1,867	1,911	100	1984	2015	15-39
Odenville	AL	—	100	1,652	—	—	100	1,652	1,752	278	2000	2015	15-39
Opelika	AL	—	125	1,657	—	—	125	1,657	1,782	3	2011	2015	15-39
Piedmont	AL	—	33	1,934	—	—	33	1,934	1,967	279	1981	2015	15-39
Reform	AL	—	201	1,979	—	—	201	1,979	2,180	336	1992	2015	15-39
Roanoke	AL	—	83	1,625	—	—	83	1,625	1,708	245	2006	2015	15-39
Savannah	TN	—	62	1,693	—	—	62	1,693	1,755	271	2012	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Sheffield	AL	—	43	1,730	—	—	43	1,730	1,773	246	1967	2015	15-39
Somerville	AL	—	28	1,758	—	—	28	1,758	1,786	299	2001	2015	15-39
Springville	AL	—	31	1,994	—	—	31	1,994	2,025	288	1993	2015	15-39
Stevenson	AL	—	306	1,862	—	—	306	1,862	2,168	278	1985	2015	15-39
Trussville	AL	—	34	2,039	—	—	34	2,039	2,073	291	1992	2015	15-39
Tuscumbia	AL	—	117	1,831	—	—	117	1,831	1,948	294	2004	2015	15-39
Wedowee	AL	—	92	1,454	—	—	92	1,454	1,546	212	2002	2015	15-39
Huntsville	AL	—	133	2,029	—	—	133	2,029	2,162	301	2010	2015	15-39
Linden	AL	—	382	1,252	—	—	382	1,252	1,634	2	2019	2020	15-39
Pleasant Grove	AL	—	256	1,721	—	—	256	1,721	1,977	2	2020	2020	15-39
Slocomb	AL	—	409	1,567	—	—	409	1,567	1,976	2	2020	2020	15-39
Amory	MS	—	296	1,346	—	—	296	1,346	1,642	2	2020	2020	15-39
Meridian	MS	—	381	1,434	—	—	381	1,434	1,815	2	2020	2020	15-39
West Point	MS	—	469	1,322	—	—	469	1,322	1,791	2	2020	2020	15-39
Brownsville	TN	—	365	1,058	—	—	365	1,058	1,423	1	2019	2020	15-39
Ashwaubenon	WI	—	86	2,008	—	—	86	2,008	2,094	305	1994	2015	15-39
Oshkosh	WI	—	145	1,795	—	—	145	1,795	1,940	287	1996	2015	15-39
Green Bay	WI	—	106	1,713	—	—	106	1,713	1,819	270	1996	2015	15-39
West Bend	WI	—	113	1,704	—	—	113	1,704	1,817	267	1996	2015	15-39
Appleton	WI	—	95	2,478	—	—	95	2,478	2,573	369	1976	2015	15-39
Manitowoc	WI	—	106	1,714	—	—	106	1,714	1,820	273	1996	2015	15-39
Eau Claire	WI	—	137	2,245	—	—	137	2,245	2,382	358	1994	2015	15-39
Dover	DE	—	211	3,455	—	—	211	3,455	3,666	503	1991	2015	15-39
Norman	OK	—	232	3,733	—	—	232	3,733	3,965	548	1982	2015	15-39
Knoxville	TN	—	151	2,775	—	—	151	2,775	2,926	438	1978	2015	15-39
Wichita	KS	—	468	3,475	—	—	468	3,475	3,943	510	1982	2015	15-39
Las Cruces	NM	—	108	4,069	—	—	108	4,069	4,177	604	1991	2015	15-39
Lee's Summit	MO	—	132	3,447	—	—	132	3,447	3,579	532	2010	2015	15-39
Indianapolis	IN	—	354	2,813	—	—	354	2,813	3,167	61	1973	2015	15-39
Gadsden	AL	—	219	2,915	—	—	219	2,915	3,134	436	1981	2015	15-39
Murfreesboro	TN	—	247	2,747	—	—	247	2,747	2,994	437	1987	2015	15-39
Macon	GA	—	258	3,235	—	—	258	3,235	3,493	471	1972	2015	15-39
Lexington	KY	—	1,258	2,344	—	—	1,258	2,344	3,602	55	1976	2015	15-39
Joliet	IL	—	686	3,072	—	—	686	3,072	3,758	488	1991	2015	15-39
Wheat Ridge	CO	—	451	3,614	—	—	451	3,614	4,065	520	1974	2015	15-39
Tulsa	OK	—	125	3,846	—	—	125	3,846	3,971	554	1987	2015	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Oakdale	MN	—	197	3,455	—	—	197	3,455	3,652	497	2006	2015	15-39
Pineville	NC	—	74	3,587	—	—	74	3,587	3,661	533	1991	2015	15-39
Albuquerque	NM	—	196	3,389	—	—	196	3,389	3,585	509	2002	2015	15-39
Madison	TN	—	97	4,617	—	—	97	4,617	4,714	600	1972	2016	15-39
Florence	KY	—	61	4,687	—	—	61	4,687	4,748	616	1977	2016	15-39
Maplewood	MN	—	315	1,551	—	—	315	1,551	1,866	272	1983	2016	15-39
Santa Fe	NM	—	121	2,979	—	—	121	2,979	3,100	386	1990	2016	15-39
Memphis	TN	—	103	3,327	—	—	103	3,327	3,430	458	2008	2016	15-39
Jonesboro	AR	—	324	3,383	—	—	324	3,383	3,707	457	2011	2016	15-39
Lafayette	IN	—	285	3,436	—	—	285	3,436	3,721	463	2012	2016	15-39
Bridgeport	WV	—	88	4,074	—	—	88	4,074	4,162	566	2007	2016	15-39
Round Rock	TX	—	769	4,176	—	—	769	4,176	4,945	535	1984	2016	15-39
Austin	TX	—	1,184	5,678	—	—	1,184	5,678	6,862	736	1998	2016	15-39
Austin	TX	—	2,104	7,566	—	—	2,104	7,566	9,670	1,030	2006	2016	15-39
Austin	TX	—	4,190	7,829	—	—	4,190	7,829	12,019	1,019	1994	2016	15-39
Dothan	AL	—	539	2,551	—	—	539	2,551	3,090	326	1997	2016	15-39
Tallahassee	FL	—	864	2,184	—	—	864	2,184	3,048	296	1995	2016	15-39
Peachtree City	GA	—	476	2,590	—	—	476	2,590	3,066	342	1997	2016	15-39
Valdosta	GA	—	524	2,504	—	—	524	2,504	3,028	331	1997	2016	15-39
Orland Park	IL	—	686	2,358	—	—	686	2,358	3,044	323	1994	2016	15-39
Rockford	IL	—	450	2,701	—	—	450	2,701	3,151	347	1996	2016	15-39
Bloomington	IN	—	240	2,761	—	—	240	2,761	3,001	327	1994	2016	15-39
Kokomo	IN	—	106	3,065	—	—	106	3,065	3,171	348	1995	2016	15-39
Clarkston	MI	—	284	2,788	—	—	284	2,788	3,072	391	1997	2016	15-39
Madison Heights	MI	—	58	3,094	—	—	58	3,094	3,152	351	1995	2016	15-39
Brighton	MI	—	102	2,920	—	—	102	2,920	3,022	385	1998	2016	15-39
Jackson	MI	—	177	2,846	—	—	177	2,846	3,023	367	1996	2016	15-39
Hendersonville	NC	—	165	2,928	—	—	165	2,928	3,093	396	2000	2016	15-39
New Bern	NC	—	284	2,525	—	—	284	2,525	2,809	326	2000	2016	15-39
Las Vegas	NV	—	962	2,086	—	—	962	2,086	3,048	304	2002	2016	15-39
Cherry Hill	NJ	—	791	2,340	—	—	791	2,340	3,131	321	1992	2016	15-39
Pittsburgh	PA	—	363	3,488	—	—	363	3,488	3,851	443	1996	2016	15-39
Beaumont	TX	—	206	3,241	—	—	206	3,241	3,447	409	1996	2016	15-39
Desoto	TX	—	535	2,542	—	—	535	2,542	3,077	342	1999	2016	15-39
Lewisville	TX	—	299	2,786	—	—	299	2,786	3,085	335	1994	2016	15-39
Webster	TX	—	591	2,622	—	—	591	2,622	3,213	346	1995	2016	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Harrisonburg	VA	—	444	2,645	—	—	444	2,645	3,089	360	1998	2016	15-39
Beckley	WV	—	194	3,049	—	—	194	3,049	3,243	379	1997	2016	15-39
Portage	MI	—	38	2,041	—	—	38	2,041	2,079	241	1981	2017	15-39
Brook Park	OH	—	180	1,875	—	—	180	1,875	2,055	214	2000	2017	15-39
Terre Haute	IN	—	207	1,860	—	—	207	1,860	2,067	208	1984	2017	15-39
Harmarville	PA	—	157	1,761	—	—	157	1,761	1,918	219	1984	2017	15-39
Youngstown	OH	—	72	1,945	—	—	72	1,945	2,017	218	1983	2017	15-39
Mars	PA	—	381	1,572	—	—	381	1,572	1,953	202	2004	2017	15-39
Lafayette	IN	—	125	1,793	—	—	125	1,793	1,918	195	1976	2017	15-39
Joliet	IL	—	142	583	—	—	142	583	725	12	1983	2017	15-39
Cincinnati	OH	—	638	1,515	—	—	638	1,515	2,153	194	1988	2017	15-39
Delaware	OH	—	54	1,788	—	—	54	1,788	1,842	201	1987	2017	15-39
Wadsworth	OH	—	310	1,612	—	—	310	1,612	1,922	204	1989	2017	15-39
Fort Wright	KY	—	68	2,374	—	9	68	2,383	2,451	270	1997	2017	15-39
Akron	OH	—	134	1,605	—	—	134	1,605	1,739	236	1998	2017	15-39
Mt. Vernon	IL	—	29	796	—	—	29	796	825	16	2001	2017	15-39
California	MD	—	308	1,275	—	—	308	1,275	1,583	26	2000	2017	15-39
Maysville	KY	—	37	1,889	—	—	37	1,889	1,926	218	2003	2017	15-39
Cranberry	PA	—	157	1,804	—	—	157	1,804	1,961	38	2004	2017	15-39
Parkersburg	WV	—	280	1,631	—	—	280	1,631	1,911	195	2004	2017	15-39
Chesterton	IN	—	343	1,613	—	—	343	1,613	1,956	197	2004	2017	15-39
Huntington	WV	—	344	1,575	—	—	344	1,575	1,919	188	2005	2017	15-39
Amelia	OH	—	315	1,719	—	—	315	1,719	2,034	193	2006	2017	15-39
Bellefontaine	OH	—	100	1,833	—	—	100	1,833	1,933	220	1994	2017	15-39
Logan	OH	—	153	1,880	—	—	153	1,880	2,033	246	2008	2017	15-39
Harrison	OH	—	204	1,514	—	—	204	1,514	1,718	183	2014	2017	15-39
Upper Sandusky	OH	—	171	1,198	—	—	171	1,198	1,369	142	1994	2017	15-39
Charlotte	NC	—	1,148	1,789	—	6	1,148	1,795	2,943	166	2013	2017	15-39
Oak Ridge	TN	—	1,167	1,684	—	—	1,167	1,684	2,851	170	2013	2017	15-39
Alcoa	TN	—	1,022	1,760	—	—	1,022	1,760	2,782	176	2015	2017	15-39
Salisbury	NC	—	131	1,243	—	—	131	1,243	1,374	93	1974	2018	15-39
High Point	NC	—	202	1,765	—	—	202	1,765	1,967	136	1975	2018	15-39
Fayetteville	NC	—	251	3,324	—	—	251	3,324	3,575	245	1970	2018	15-39
Raleigh	NC	—	619	3,327	—	—	619	3,327	3,946	249	1971	2018	15-39
Gastonia	NC	—	236	1,311	—	—	236	1,311	1,547	104	1991	2018	15-39
Virginia Beach	VA	—	665	4,104	—	—	665	4,104	4,769	305	1966	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Hampton	VA	—	642	1,108	—	—	642	1,108	1,750	100	2016	2018	15-39
Greenville	SC	—	946	3,068	—	—	946	3,068	4,014	226	1973	2018	15-39
Riverdale	GA	—	311	2,518	—	—	311	2,518	2,829	195	2003	2018	15-39
Marietta	GA	—	152	1,732	—	—	152	1,732	1,884	129	1986	2018	15-39
Memphis	TN	—	632	2,376	—	—	632	2,376	3,008	192	1978	2018	15-39
Chattanooga	TN	—	470	3,391	—	—	470	3,391	3,861	253	1970	2018	15-39
Florence	AL	—	234	1,534	—	—	234	1,534	1,768	125	2004	2018	15-39
Madison	TN	—	325	1,026	—	—	325	1,026	1,351	81	2014	2018	15-39
Louisville	KY	—	387	4,698	—	—	387	4,698	5,085	348	1965	2018	15-39
Louisville	KY	—	297	2,867	—	—	297	2,867	3,164	211	1966	2018	15-39
Huntsville	AL	—	251	3,819	—	—	251	3,819	4,070	280	1968	2018	15-39
Matthews	NC	—	432	941	—	—	432	941	1,373	82	2013	2018	15-39
Brentwood	TN	—	924	803	—	—	924	803	1,727	77	2004	2018	15-39
Pensacola	FL	—	328	2,600	—	—	328	2,600	2,928	196	2007	2018	15-39
Augusta	GA	—	253	772	—	—	253	772	1,025	61	2012	2018	15-39
Columbus	OH	—	587	503	—	—	587	503	1,090	49	1995	2018	15-39
Evansville	IN	—	158	1,403	—	—	158	1,403	1,561	114	2003	2018	15-39
Mishawaka	IN	—	330	2,074	—	—	330	2,074	2,404	164	2003	2018	15-39
Nashville	TN	—	416	1,511	—	—	416	1,511	1,927	91	2000	2018	15-39
Miles City	MT	—	547	1,616	—	—	547	1,616	2,163	138	1995	2018	15-39
Dickinson	ND	—	294	2,447	—	—	294	2,447	2,741	173	1983	2018	15-39
Billings	MT	—	516	2,128	—	—	516	2,128	2,644	171	1977	2018	15-39
Billings	MT	—	356	1,728	—	—	356	1,728	2,084	134	1976	2018	15-39
Billings	MT	—	753	1,448	—	—	753	1,448	2,201	120	2003	2018	15-39
Louisville	KY	—	162	948	—	—	162	948	1,110	61	2002	2018	15-39
Cincinnati	OH	—	184	1,396	—	—	184	1,396	1,580	87	1987	2018	15-39
Madison	IN	—	126	2,230	—	3	126	2,233	2,359	135	1996	2018	15-39
Cincinnati	OH	—	164	2,787	—	—	164	2,787	2,951	110	1987	2019	15-39
Hamilton	OH	—	640	2,310	—	—	640	2,310	2,950	76	2004	2019	15-39
Office Properties:
Rochester	NY	—	589	9,872	—	—	589	9,872	10,461	2,998	2001	2010	15-39
Union Grove	WI	—	85	340	—	—	85	340	425	78	1993	2012	15-39
Groveport	OH	—	710	5,087	—	—	710	5,087	5,797	1,191	1979	2014	15-39
West Valley City	UT	—	1,336	5,822	—	10,000	1,336	15,822	17,158	4,354	1998	2014	15-39
Milwaukee	WI	—	668	5,650	—	—	668	5,650	6,318	960	1989	2014	15-39
Mt. Pleasant	TX	—	2,214	3,717	—	—	2,214	3,717	5,931	851	2008	2014	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Harleysville	PA	—	3,513	24,767	—	—	3,513	24,767	28,280	3,818	1950	2016	15-39
Harrisburg	PA	—	958	19,060	—	—	958	19,060	20,018	2,536	1976	2016	15-39
Wood Dale	IL	—	2,806	8,726	—	93	2,806	8,819	11,625	1,221	1986	2016	15-39
Austin	TX	—	300	29,681	—	8,649	300	38,330	38,630	5,349	1984	2016	7-39
Melbourne	FL	—	1,701	12,141	—	—	1,701	12,141	13,842	1,404	2012	2016	15-39
Pittsford	NY	—	40	29,530	—	1,000	40	30,530	30,570	3,102	1975	2017	15-39
Jacksonville	FL	—	1,251	19,784	—	—	1,251	19,784	21,035	1,662	1984	2017	15-39
Troy	MI	—	1,665	19,798	—	1	1,665	19,799	21,464	1,718	1984	2017	15-39
Carrollton	TX	—	3,743	28,025	—	—	3,743	28,025	31,768	1,913	1999	2018	15-39
Murfreesboro	TN	—	1,534	25,033	—	1,665	1,534	26,698	28,232	1,082	1980	2019	15-39
Westborough	MA	—	5,861	27,646	—	—	5,861	27,646	33,507	1,057	1965	2019	15-39
Retail Properties:
Palmdale	CA	—	995	2,811	—	—	995	2,811	3,806	795	1991	2013	15-39
Palmdale	CA	—	670	1,610	—	—	670	1,610	2,280	486	2006	2013	15-39
Palmdale	CA	—	987	3,817	—	—	987	3,817	4,804	967	1991	2013	15-39
Mt. Pleasant	TX	—	1,141	997	—	—	1,141	997	2,138	309	1972	2014	15-39
Madill	OK	—	739	714	—	—	739	714	1,453	132	1993	2014	15-39
Fort Worth	TX	—	1,142	554	—	—	1,142	554	1,696	131	1980	2014	15-39
Dallas	TX	—	454	449	—	—	454	449	903	121	1984	2014	15-39
Wichita Falls	TX	—	674	186	—	—	674	186	860	49	1995	2014	15-39
Lytle	TX	—	97	815	—	—	97	815	912	155	2008	2015	15-39
New Caney	TX	—	37	875	—	—	37	875	912	149	1972	2015	15-39
Sterling	VA	17,498	24,395	—	—	—	24,395	—	24,395	—	2004	2016	-
Central City	KY	—	315	580	—	—	315	580	895	89	1978	2016	15-39
Owensboro	KY	—	177	615	—	—	177	615	792	81	1972	2016	15-39
Newburgh	IN	—	330	—	—	—	330	—	330	—	1994	2016	-
Sikeston	MO	—	205	2,235	—	—	205	2,235	2,440	301	1940	2016	15-39
Evansville	IN	—	636	3,655	—	—	636	3,655	4,291	466	1949	2016	15-39
Evansville	IN	—	244	2,375	—	—	244	2,375	2,619	295	1909	2016	15-39
Marion	IL	—	314	2,089	—	—	314	2,089	2,403	269	1970	2016	15-39
Kennett	MO	—	191	1,198	—	—	191	1,198	1,389	156	1970	2016	15-39
Poplar Bluff	MO	—	149	1,794	—	—	149	1,794	1,943	243	1970	2016	15-39
Cape Girardeau	MO	—	76	542	—	—	76	542	618	81	1988	2016	15-39
Scott City	MO	—	260	3,052	—	—	260	3,052	3,312	396	1978	2016	15-39
Henderson	KY	—	290	729	—	—	290	729	1,019	107	1973	2016	15-39
Blytheville	AR	—	413	3,405	—	—	413	3,405	3,818	471	1966	2016	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Harrisburg	IL	—	131	839	—	—	131	839	970	104	1970	2016	15-39
Clarksville	IN	—	1,091	3,890	—	—	1,091	3,890	4,981	545	1961	2016	15-39
Owensboro	KY	—	499	734	—	—	499	734	1,233	104	1976	2016	15-39
Evansville	IN	—	203	369	—	—	203	369	572	73	2001	2016	15-39
Haubstadt	IN	—	379	1,349	—	—	379	1,349	1,728	207	2005	2016	15-39
Otterbein	IN	—	177	1,385	—	—	177	1,385	1,562	224	1978	2016	15-39
Ithaca	MI	—	739	2,669	—	—	739	2,669	3,408	389	2015	2016	15-39
Gillette	WY	—	366	3,447	—	—	366	3,447	3,813	475	2014	2016	15-39
Novi	MI	—	201	12,681	—	—	201	12,681	12,882	1,399	1985	2017	15-39
Lansing	MI	—	88	13,919	—	3	88	13,922	14,010	1,478	1999	2017	15-39
Flint	MI	—	83	7,987	—	—	83	7,987	8,070	852	1977	2017	15-39
Clinton Township	MI	—	358	9,551	—	—	358	9,551	9,909	1,023	1987	2017	15-39
Chesterfield	MI	—	753	9,716	—	—	753	9,716	10,469	1,073	2003	2017	15-39
Traverse City	MI	—	106	8,468	—	—	106	8,468	8,574	905	1998	2017	15-39
Warren	MI	—	63	2,152	—	—	63	2,152	2,215	17	1991	2017	15-39
Grandville	MI	—	184	2,372	—	—	184	2,372	2,556	-	2002	2017	15-39
Grand Rapids	MI	—	68	1,038	—	—	68	1,038	1,106	118	2014	2017	15-39
San Antonio	TX	—	300	1,277	—	1	300	1,278	1,578	140	1998	2017	15-39
Selma	TX	—	269	805	—	—	269	805	1,074	119	2013	2017	15-39
Linwood	NC	—	206	475	—	—	206	475	681	97	1997	2017	15-39
Vinton	TX	—	469	384	—	—	469	384	853	74	2016	2017	15-39
Columbus	MN	—	406	945	—	2	406	947	1,353	118	1983	2017	15-39
Louisville	KY	—	370	240	—	—	370	240	610	42	2002	2017	15-39
Dunn	NC	—	199	659	—	—	199	659	858	87	2017	2017	15-39
San Marcos	TX	—	486	776	—	—	486	776	1,262	122	2017	2017	15-39
Oshkosh	WI	—	134	5,372	—	—	134	5,372	5,506	515	1995	2017	15-39
Sheboygan	WI	—	266	2,787	—	—	266	2,787	3,053	311	2002	2017	15-39
Fond du Lac	WI	—	120	658	—	—	120	658	778	80	2006	2017	15-39
Green Bay	WI	—	398	9,087	—	2	398	9,089	9,487	862	1992	2017	15-39
Manitowoc	WI	—	293	2,926	—	—	293	2,926	3,219	312	1993	2017	15-39
Boynton Beach	FL	—	960	2,803	—	10	960	2,813	3,773	547	2007	2017	7-39
Jacksonville	FL	—	444	2,179	—	—	444	2,179	2,623	507	2008	2017	7-39
Jacksonville	FL	—	319	2,191	—	—	319	2,191	2,510	361	1999	2017	7-39
Miami Gardens	FL	—	803	2,181	—	—	803	2,181	2,984	497	2009	2017	7-39
Orange Park	FL	—	365	2,471	—	—	365	2,471	2,836	670	2006	2017	7-39
Milton	FL	—	505	1,994	—	—	505	1,994	2,499	478	2005	2017	7-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Wichita	KS	—	488	2,135	—	—	488	2,135	2,623	473	2008	2017	7-39
Tulsa	OK	—	113	1,890	—	—	113	1,890	2,003	457	2008	2017	7-39
Alcoa	TN	—	751	1,829	—	—	751	1,829	2,580	470	1993	2017	7-39
Wichita	KS	—	233	2,443	—	—	233	2,443	2,676	311	2006	2018	7-39
Wichita	KS	—	206	2,262	—	—	206	2,262	2,468	312	2006	2018	7-39
Wichita	KS	—	234	1,761	—	—	234	1,761	1,995	279	2008	2018	7-39
Texarkana	TX	—	139	3,211	—	(1)	139	3,210	3,349	378	2016	2018	7-39
Pace	FL	—	215	2,955	—	—	215	2,955	3,170	395	2015	2018	7-39
Hoosick Falls	NY	—	78	1,612	—	—	78	1,612	1,690	176	2012	2017	15-39
Hadley	NY	—	100	1,586	—	—	100	1,586	1,686	180	2014	2017	15-39
Cairo	NY	—	106	1,609	—	—	106	1,609	1,715	161	2014	2017	15-39
Bridgewater	NY	—	241	1,482	—	—	241	1,482	1,723	164	2014	2017	15-39
Valatie	NY	—	102	1,720	—	—	102	1,720	1,822	173	2014	2017	15-39
Wurtsboro	NY	—	83	1,640	—	—	83	1,640	1,723	177	2014	2017	15-39
Ellenburg Center	NY	—	133	1,595	—	—	133	1,595	1,728	165	2014	2017	15-39
Marion	NY	—	149	1,457	—	—	149	1,457	1,606	140	2013	2017	15-39
Oswego	NY	—	124	1,636	—	—	124	1,636	1,760	165	2015	2017	15-39
Cincinnati	OH	—	367	1,168	—	—	367	1,168	1,535	111	2014	2017	15-39
Dayton	OH	—	249	1,240	—	—	249	1,240	1,489	125	2013	2017	15-39
West Alexandria	OH	—	371	1,108	—	—	371	1,108	1,479	107	2011	2017	15-39
Sheffield	MA	—	109	1,687	—	6	109	1,693	1,802	153	2015	2017	15-39
Cedar Hill	TX	—	501	1,842	—	—	501	1,842	2,343	165	2015	2017	15-39
Bear	DE	—	398	2,164	—	6	398	2,170	2,568	200	2017	2017	15-39
Smyrna	DE	—	1,366	2,708	—	—	1,366	2,708	4,074	314	2016	2017	15-39
North Fort Myers	FL	—	1,011	3,353	—	6	1,011	3,359	4,370	386	2015	2017	15-39
Downers Grove	IL	—	757	6,454	—	—	757	6,454	7,211	48	1974	2018	15-39
Benzonia	MI	—	89	3,009	—	—	89	3,009	3,098	230	2014	2018	15-39
Flushing	MI	—	201	2,863	—	—	201	2,863	3,064	225	2014	2018	15-39
Anderson	SC	—	312	4,113	—	3	312	4,116	4,428	271	2008	2018	15-39
Elizabethton	TN	—	270	4,077	—	—	270	4,077	4,347	258	2005	2018	15-39
Greeneville	TN	—	117	4,122	—	—	117	4,122	4,239	263	2003	2018	15-39
Lexington	SC	—	219	898	—	—	219	898	1,117	70	2015	2018	15-39
Lexington	SC	—	348	714	—	—	348	714	1,062	55	2015	2018	15-39
Orangeburg	SC	—	238	3,323	—	—	238	3,323	3,561	242	2006	2018	15-39
West Columbia	SC	—	296	1,140	—	—	296	1,140	1,436	80	2016	2018	15-39
Big Spring	TX	—	465	2,363	—	1	465	2,364	2,829	142	2008	2018	15-39

					Costs Capitalized								Life on
			Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
			Company(A)		to Acquisition		Close of Period						Depreciation
				Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
City	State	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Cuero	TX	—	472	2,285	—	1	472	2,286	2,758	148	2010	2018	15-39
Berry	AL	—	120	864	—	—	120	864	984	44	2014	2019	15-39
Jacksonville	FL	—	116	1,132	—	—	116	1,132	1,248	58	2014	2019	15-39
Albany	GA	—	168	1,067	—	—	168	1,067	1,235	55	2014	2019	15-39
Rex	GA	—	330	1,328	—	—	330	1,328	1,658	71	2014	2019	15-39
North Charleston	SC	—	215	1,259	—	—	215	1,259	1,474	63	2014	2019	15-39
Apple Springs	TX	—	99	838	—	—	99	838	937	44	2014	2019	15-39
Dawson	TX	—	81	824	—	—	81	824	905	43	2014	2019	15-39
San Antonio	TX	—	215	1,178	—	—	215	1,178	1,393	61	2014	2019	15-39
Monroe	UT	—	141	1,132	—	—	141	1,132	1,273	60	2014	2019	15-39
Broadway	VA	—	212	1,203	—	—	212	1,203	1,415	62	2014	2019	15-39
Tyler	MN	—	81	905	—	—	81	905	986	46	2014	2019	15-39
Preston	MN	—	182	1,239	—	—	182	1,239	1,421	64	2014	2019	15-39
Rushford	MN	—	137	850	—	—	137	850	987	47	2014	2019	15-39
Lorain	OH	—	120	1,311	—	—	120	1,311	1,431	68	2014	2019	15-39
Bagley	MN	—	123	1,135	—	—	123	1,135	1,258	61	2014	2019	15-39
Greenwood	WI	—	116	1,048	—	—	116	1,048	1,164	52	2013	2019	15-39
Cass Lake	MN	—	175	1,218	—	—	175	1,218	1,393	65	2013	2019	15-39
Wild Rose	WI	—	126	852	—	—	126	852	978	45	2013	2019	15-39
Comanche	TX	—	189	1,207	—	—	189	1,207	1,396	64	2014	2019	15-39
Levelland	TX	—	147	1,111	—	—	147	1,111	1,258	60	2014	2019	15-39
Saginaw	MI	—	137	1,211	—	—	137	1,211	1,348	65	2014	2019	15-39
Des Moines	IA	—	186	1,321	—	—	186	1,321	1,507	69	2014	2019	15-39
Georgetown	KY	—	279	1,382	—	—	279	1,382	1,661	73	2014	2019	15-39
Davenport	IA	—	104	1,074	—	—	104	1,074	1,178	55	2014	2019	15-39
Grand Ledge	MI	—	307	2,794	—	—	307	2,794	3,101	126	2002	2019	15-39
Lansing	MI	—	140	2,836	—	—	140	2,836	2,976	127	2011	2019	15-39
Williamsburg	KY	—	214	2,880	—	—	214	2,880	3,094	136	2011	2019	15-39
Buckeye	AZ	—	444	3,478	—	—	444	3,478	3,922	125	2014	2019	15-39
Tucson	AZ	—	802	3,496	—	—	802	3,496	4,298	111	2014	2019	15-39
Laurel	MS	—	272	2,938	—	—	272	2,938	3,210	107	2012	2019	15-39
Tyler	TX	—	462	6,242	—	—	462	6,242	6,704	216	2006 / 2016	2019	15-39
Edgewood	NM	—	575	3,021	—	—	575	3,021	3,596	100	2012	2019	15-39
Southaven	MS	—	2,138	3,053	—	—	2,138	3,053	5,191	4	2005 / 2011	2020	15-39
Acquisitions in Progress(C)		—	—	26	—	—	—	26	26
Total(D)		$107,667	$555,046	$3,093,025	$702	$55,715	$555,748	$3,148,740	$3,704,488	$349,977

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property (see Note 5).
(B)	The aggregate cost of real estate owned as of December 31, 2020 for U.S. federal income tax purposes was approximately $3,900,000.
(C)	Acquisition costs in progress represents costs incurred during the year ended December 31, 2020 related to asset acquisitions expected to close during the year ended December 31, 2021.
(D)

This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

Change in Total Real Estate Assets

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$3,686,444	$2,848,735	$2,334,524
Acquisitions and building improvements	108,868	984,760	568,036
Dispositions	(69,941)	(143,688)	(51,950)
Impairment	(20,883)	(3,363)	(1,875)
Balance, end of period	$3,704,488	$3,686,444	$2,848,735

Change in Accumulated Depreciation

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$271,044	$206,989	$148,383
Acquisitions and building improvements	93,741	83,797	66,156
Dispositions	(12,369)	(19,317)	(7,376)
Impairment	(2,439)	(425)	(174)
Balance, end of period	$349,977	$271,044	$206,989

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2020 fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2020 fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2020 fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2020 fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2020 fiscal year covered by this Annual Report on Form 10-K.

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

3.2

Articles of Amendment to Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 18, 2020 and incorporated by reference)

3.3

Articles Supplementary to Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 18, 2020 and incorporated by reference)

3.4

Articles of Amendment to Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 18, 2020 and incorporated by reference)

3.5	Second Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 and incorporated by reference)

4.1*	Description of the Company's Securities

10.1

Second Amended and Restated Operating Agreement of Broadstone Net Lease, LLC, dated September 21, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.2*	Director Compensation and Stock Ownership Policy, effective as of January 1, 2020

10.3

Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.4

Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

10.5

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference)

10.6

Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated herein by reference)

10.7

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

10.8

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated herein by reference)

10.9

Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated herein by reference)

Exhibit No.	Description

10.10

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and amount Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated herein by reference)

10.11

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

10.12

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated herein by reference)

10.13

First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated herein by reference)

10.14

Second Amendment to Capital One Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated herein by reference)

10.15

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.16

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.17

Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated herein by reference)

10.18

Revolving Credit Agreement, dated as of September 4, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.19

Guaranty, dated September 4, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.20

Tax Protection Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.21

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.22+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

Exhibit No.	Description

10.23+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.24+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Sean T. Cutt (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.25+

Amended and Restated Employment Agreement, effective February 7, 2020, by and between Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated herein by reference)

10.26+

Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated herein by reference)

10.27+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated herein by reference)

21.1*	List of Subsidiaries of Broadstone Net Lease, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because XBRL tags are embedded within the Inline XBRL Document
101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Incline XBRL Taxonomy Extension Schema Document

Incline XBRL Taxonomy Extension Calculation Linkbase Document

Incline XBRL Taxonomy Extension Definition Linkbase Document

Incline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

BROADSTONE NET LEASE, INC.

Date: February 25, 2021	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2021	/s/ Amy L. Tait
Amy L. Tait
Chairman of the Board of Directors

Date: February 25, 2021	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Director, Chief Executive Officer and President (Principal Executive Officer)

Date: February 25, 2021	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Director

Date: February 25, 2021	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 25, 2021	/s/ Agha S. Khan
Agha S. Khan
Director

Date: February 25, 2021	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 25, 2021	/s/ Geoffrey H. Rosenberger
Geoffrey H. Rosenberger
Director

Date: February 25, 2021	/s/ James H. Watters
James H. Watters
Director

Date: February 25, 2021	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2021	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Chief Accounting Officer and Treasurer (Principal Accounting Officer)