Form 10-Q
period 2021-03-31
Broadstone Net Lease, Inc.
filed 2021-05-05
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-39529

BROADSTONE NET LEASE, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Clinton Square Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	New York Stock Exchange

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

There were 145,811,829 shares of the Registrant’s Common Stock, $0.00025 par value per share, outstanding as of May 3, 2021.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,395,609	$3,354,511
Accounted for using the direct financing method	28,991	29,066
Accounted for using the sales-type method	567	567
Investment in rental property, net	3,425,167	3,384,144
Cash and cash equivalents	10,205	100,486
Accrued rental income	105,674	102,117
Tenant and other receivables, net	1,022	1,604
Prepaid expenses and other assets	18,862	22,277
Interest rate swap, assets	239	—
Goodwill	339,769	339,769
Intangible lease assets, net	288,592	290,913
Debt issuance costs – unsecured revolving credit facility, net	5,842	6,435
Leasing fees, net	10,673	10,738
Total assets	$4,206,045	$4,258,483

Liabilities and equity
Unsecured revolving credit facility	$15,000	$—
Mortgages, net	106,559	107,382
Unsecured term notes, net	1,383,283	1,433,796
Interest rate swap, liabilities	43,662	72,103
Earnout liability	6,385	7,509
Accounts payable and other liabilities	71,072	74,936
Accrued interest payable	9,896	4,023
Intangible lease liabilities, net	77,491	79,653
Total liabilities	1,713,348	1,779,402

Commitments and contingencies (See Note 17)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 145,813 shares issued and outstanding at March 31, 2021; 440,000 shares authorized, 108,609 shares issued and outstanding at December 31, 2020	36	27
Class A common stock, $0.00025 par value; no shares authorized, issued or outstanding at March 31, 2021; 60,000 shares authorized, 37,000 shares issued and outstanding at December 31, 2020	—	9
Additional paid-in capital	2,625,320	2,624,997
Cumulative distributions in excess of retained earnings	(274,140)	(259,673)
Accumulated other comprehensive loss	(38,684)	(66,255)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,312,532	2,299,105
Non-controlling interests	180,165	179,976
Total equity	2,492,697	2,479,081
Total liabilities and equity	$4,206,045	$4,258,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Lease revenues, net	$82,698	$78,231

Operating expenses
Depreciation and amortization	30,713	31,219
Asset management fees	—	2,461
Property management fees	—	1,275
Property and operating expense	4,605	4,115
General and administrative	10,633	5,842
Provision for impairment of investment in rental properties	2,012	2,133
Total operating expenses	47,963	47,045

Other income (expenses)
Interest income	5	9
Interest expense	(16,108)	(20,991)
Cost of debt extinguishment	(126)	(22)
Gain on sale of real estate	4,733	7,619
Income taxes	(413)	(549)
Internalization expenses	—	(1,205)
Change in fair value of earnout liability	1,124	(4,177)
Other income (expenses)	10	(22)
Net income	23,960	11,848
Net income attributable to non-controlling interests	(1,737)	(1,032)
Net income attributable to Broadstone Net Lease, Inc.	$22,223	$10,816

Weighted average number of common shares outstanding
Basic	145,338	106,108
Diluted	156,724	116,210

Net earnings per share attributable to common stockholders
Basic and diluted	$0.15	$0.10
Comprehensive income (loss)
Net income	$23,960	$11,848
Other comprehensive income (loss)
Change in fair value of interest rate swaps	28,680	(58,062)
Realized gain on interest rate swaps	(41)	(42)
Comprehensive income (loss)	52,599	(46,256)
Comprehensive (income) loss attributable to non-controlling interests	(3,813)	4,020
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$48,786	$(42,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081	$—	$—	$—
Net income	—	—	—	22,223	—	1,737	23,960	—	—	—
Issuance of 211 shares of common stock	—	—	233	—	—	—	233	—	—	—
Offering costs, discounts and commissions	—	—	(500)	—	—	—	(500)	—	—	—
Stock-based compensation	—	—	1,769	—	—	—	1,769	—	—	—
Retirement of 45 shares of restricted common stock	—	—	(832)	—	—	—	(832)	—	—	—
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—	—	—	—
Distributions declared ($0.25 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)	—	—	—
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—	—	—	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697	$—	$—	$—

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$—	$1,895,935	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change (see Note 2)	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	10,816	—	710	11,526	—	322	322
Issuance of 293 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,097	—	—	—	6,097	66,376	—	66,376
Issuance of 5,278 mezzanine non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(2,416)	—	—	—	(2,416)	—	2,416	2,416
Distributions declared ($0.33 per share and OP Unit)	—	—	—	(35,299)	—	(2,100)	(37,399)	—	(1,161)	(1,161)
Change in fair value of interest rate swap agreements	—	—	—	—	(53,014)	(3,472)	(56,486)	—	(1,576)	(1,576)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(2)	(40)	—	(2)	(2)
Balance, March 31, 2020	$26	$—	$1,899,616	$(233,067)	$(73,138)	$106,542	$1,699,979	$66,376	$112,158	$178,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$23,960	$11,848
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	29,985	30,081
Provision for impairment of investment in rental properties	2,012	2,133
Amortization of debt issuance costs charged to interest expense	879	853
Stock-based compensation expense	1,769	—
Straight-line rent, financing and sales-type lease adjustments	(4,632)	(1,610)
Cost of debt extinguishment	126	22
Gain on sale of real estate	(4,733)	(7,619)
Change in fair value of earnout liability	(1,124)	4,177
Leasing fees paid	(286)	—
Adjustment to provision for credit losses	(1)	(17)
Other non-cash items	192	194
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	582	(353)
Prepaid expenses and other assets	1,072	291
Accounts payable and other liabilities	(3,894)	(5,851)
Accrued interest payable	5,873	6,170
Net cash provided by operating activities	51,780	40,319

Investing activities
Acquisition of rental property accounted for using the operating method	(88,532)	—
Cash paid for Internalization	—	(30,861)
Capital expenditures and improvements	(1,334)	(48)
Proceeds from disposition of rental property, net	22,105	35,383
Change in deposits on investments in rental property	100	—
Net cash (used in) provided by investing activities	(67,661)	4,474

Financing activities
Proceeds from issuance of common stock and Class A common stock, net of offering costs, discounts, and commissions	(173)	131
Cash paid for deferred offering costs	—	(811)
Borrowings on unsecured term notes	—	60,000
Principal payments on mortgages and unsecured term notes	(50,802)	(151,781)
Borrowings on unsecured revolving credit facility	15,000	167,000
Repayments on unsecured revolving credit facility	—	(11,000)
Cash distributions paid to stockholders	(36,402)	(29,148)
Cash distributions paid to non-controlling interests	(3,174)	(2,681)
Debt issuance and extinguishment costs paid	(946)	(102)
Net cash (used in) provided by financing activities	(76,497)	31,608
Net (decrease) increase in cash and cash equivalents and restricted cash	(92,378)	76,401
Cash and cash equivalents and restricted cash at beginning of period	110,728	20,311
Cash and cash equivalents and restricted cash at end of period	$18,350	$96,712

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$100,486	$12,455
Restricted cash at beginning of period	10,242	7,856
Cash and cash equivalents and restricted cash at beginning of period	$110,728	$20,311

Cash and cash equivalents at end of period	$10,205	$93,151
Restricted cash at end of period	8,145	3,561
Cash and cash equivalents and restricted cash at end of period	$18,350	$96,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, office, and retail commercial properties under long-term lease agreements. At March 31, 2021, the Corporation owned a diversified portfolio of 661 individual commercial properties with 660 properties located in 41 U.S. states and one property located in British Columbia, Canada.

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

On September 21, 2020, the Corporation completed its initial public offering (“IPO”) and issued an aggregate of 37,000 shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) at $17.00 per share, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option on October 20, 2020, pursuant to a  registration statement on Form S-11 (File No. 333-240381), as amended, under the Securities Act of 1933, as amended. Shares of Class A Common Stock were listed on the New York Stock Exchange (“NYSE”) under the symbol “BNL.” On March 20, 2021, each share of Class A Common Stock automatically converted into one share of Common Stock, and effective March 22, 2021, all shares of Common Stock were listed and freely tradeable on the NYSE under the symbol “BNL.” See Note 13.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	March 31, 2021			December 31, 2020
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	145,813	11,361	157,174	145,609	11,399	157,008
Percent ownership of OP	92.8%	7.2%	100.0%	92.7%	7.3%	100.0%

Refer to Note 15 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity (“VIE”) model, the Corporation evaluates its interests using the voting interest entity model. The Corporation has complete responsibility for the day-to-day management of, authority to make decisions for, and control of the OP. Based on consolidation guidance, the Corporation has concluded that the OP is a VIE as the members in the OP do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the OP. However, because the Corporation holds the majority voting interest in the OP and certain other conditions are met, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the OP not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the value of long-lived assets and goodwill, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the provisions for uncollectible rent and credit losses, the fair value of the earnout liability, the fair value of assumed debt, the fair value of the Company’s interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

The Company reviews long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2021 was based on the most current information available to the Company. Based upon current market conditions resulting from the COVID-19 pandemic, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future. During the three months ended March 31, 2021 and 2020, the Company recorded impairment charges associated with one property in each respective period. Impairment indicators primarily included changes in the Company’s long-term hold strategy with respect to the individual properties.

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

During the three months ended March 31, 2021 and 2020, the Company recorded impairment charges of $2,012 and $2,133, respectively.

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Escrow funds and other	$8,145	$7,852
Undistributed 1031 proceeds	—	2,390
	$8,145	$10,242

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Rent received in advance	$13,331	$13,651

Provision for Uncollectible Rent

In accordance with ASC 842, Leases, provisions for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).

The following table summarizes the changes in the provision for uncollectible rent:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance	$201	$—
Provision for uncollectible rent	142	1,033
Ending balance	$343	$1,033

Fair Value Measurements

Recurring Fair Value Measurements

Earnout Liability – In connection with the Internalization, the Company recognized an earnout liability that will be due and payable to the former owners of BRE if certain milestones are achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”). Under the terms of the agreement, the milestones related to either (a) the 40-day dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO.

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

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of March 31, 2021:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	26.11% - 53.79%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of March 31, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	March 15, 2021	November 2020 through May 2021
Peer stock price volatility	30.0%	22.96% - 43.91%

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

The following table presents a reconciliation of the change in the earnout liability:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance	$7,509	$—
Allocation of Internalization purchase price at February 7, 2020	—	40,119
Change in fair value subsequent to Internalization	(1,124)	4,177
Ending balance	$6,385	$44,296

The decrease in fair value subsequent to the Internalization was driven by a lower share price. The decrease was partially offset by an increase in peer stock price volatility, which is attributable to changes in economic circumstances impacting global equity markets.

The balances of financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$239	$—	$239	$—
Interest rate swap, liabilities	(43,662)	—	(43,662)	—
Earnout liability	(6,385)	—	—	(6,385)

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(72,103)	$—	$(72,103)	$—
Earnout liability	(7,509)	—	—	(7,509)

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages, net, Unsecured term notes, net, and Unsecured revolving credit facility, which reflects the fair value of interest rate swaps:

(in thousands)	March 31, 2021	December 31, 2020
Carrying amount	$1,511,830	$1,547,667
Fair value	1,608,249	1,679,188

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at March 31, 2021 and December 31, 2020 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 31,	December 31,
(in thousands)	Financial Statement Presentation	2021	2020
Right-of-use assets	Prepaid expenses and other assets	$2,919	$3,075
Lease liabilities	Accounts payable and other liabilities	2,531	2,659

Stock-Based Compensation

The Company has issued restricted stock awards (“RSAs”) and performance-based restricted stock units (“PRSUs”) under its 2020 Omnibus Equity and Incentive Plan (the “Equity Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on the award’s estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSAs issued under the Equity Incentive Plan are recorded as Cumulative distributions in excess of retained earnings on the Condensed Consolidated Balance Sheets. Accumulated dividends related to forfeited RSAs will be reversed through compensation expense in the period the forfeiture occurs. Dividends accrued on the PRSUs are recorded as Cumulative distributions in excess of retained earnings on the Condensed Consolidated Balance Sheets. Accumulated dividends accrued related to forfeited PRSUs are reversed in the period the forfeiture occurs.

Recently Adopted Accounting Standards

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of ASC 848, to include all derivative contracts subject to a transition for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) as a result of reference rate reform (the “discounting transition”). ASU 2021-01 gives market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by a discounting transition. ASU 2021-01 permits an entity to elect certain hedging relief if it has designated a derivative as a hedging instrument in a hedging relationship and the terms of the derivative have changed as a result of the discounting transition. The Company will apply the amendments in ASU 2021-01 related to contract modifications and hedging relationships prospectively.

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

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). The earnout consideration at March 31, 2021, consisted of $6,385 recorded as Earnout liability, $11,380  recorded as a component of Additional paid-in capital, and $19,430 recorded as a component of Non-controlling interests on the Condensed Consolidated Balance Sheets. The earnout consideration at March 31, 2020, consisted of $44,296 recorded as Earnout liability on the Condensed Consolidated Balance Sheets.

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

Condensed Pro Forma Financial Information (Unaudited)

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $5,646 of income for the three months ended March 31, 2020. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

For the Three Months Ended
(in thousands)	March 31, 2020
Revenues	$78,231
Net income	13,751

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the three months ended March 31, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(a)	$181
March 11, 2021	Retail	13	$26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
		28	$87,322	(b)
(a)	Acquisition of additional land adjacent to an existing property.
(b)	Acquisition price does not include capitalized acquisition costs of $1,235.

The Company did not complete any acquisitions of rental property during the three months ended March 31, 2020.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

For the Three Months Ended
(in thousands)	March 31, 2021
Land	$19,584
Land improvements	4,355
Buildings and improvements	57,893
Acquired in-place leases(c)	6,725
$88,557
(c)	The weighted average amortization period for acquired in-place leases is 16 years for acquisitions completed during the three months ended March 31, 2021.

The above acquisitions were funded using a combination of available cash on hand and revolving credit facility borrowings. All real estate acquisitions closed during the three months ended March 31, 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2021	2020
Number of properties disposed	8	10
Aggregate sale price	$23,062	$37,185
Aggregate carrying value	(17,372)	(27,764)
Additional sales expenses	(957)	(1,802)
Gain on sale of real estate	$4,733	$7,619

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, office, retail, and other industries. At March 31, 2021, the Company had 644 real estate properties which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, and one that has been classified as a sales-type lease. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Land	$572,381	$555,748
Land improvements	282,426	279,360
Buildings and improvements	2,898,615	2,857,510
Equipment	11,870	11,870
	3,765,292	3,704,488
Less accumulated depreciation	(369,683)	(349,977)
	$3,395,609	$3,354,511

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Depreciation	$23,743	$23,515

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2021 are as follows:

(in thousands)
Remainder of 2021	$224,633
2022	302,580
2023	306,227
2024	302,556
2025	295,351
Thereafter	2,106,544
$3,537,891

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. In addition, such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Undiscounted estimated lease payments to be received	$44,989	$45,782
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(31,035)	(31,753)
Reserve for credit losses	(166)	(166)
Net investment in direct financing leases	$28,991	$29,066

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2021 are as follows:

(in thousands)
Remainder of 2021	$2,387
2022	3,241
2023	3,304
2024	3,361
2025	3,475
Thereafter	29,221
$44,989

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss):

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Contractual rental amounts billed for operating leases	$73,245	$72,828
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,367	1,665
Variable rental amounts earned	91	3
Earned income from direct financing leases	730	987
Earned income from sales-type leases	14	—
Operating expenses billed to tenants	4,388	3,732
Other income from real estate transactions	5	49
Adjustment to revenue recognized for uncollectible rental amounts billed	(142)	(1,033)
Total Lease revenues, net	$82,698	$78,231

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	March 31, 2021	December 31, 2020
Lease intangibles:
Acquired above-market leases	$50,206	$54,616
Less accumulated amortization	(15,782)	(18,928)
Acquired above-market leases, net	34,424	35,688
Acquired in-place leases	344,674	340,958
Less accumulated amortization	(90,506)	(85,733)
Acquired in-place leases, net	254,168	255,225
Total intangible lease assets, net	$288,592	$290,913
Acquired below-market leases	$107,226	$107,788
Less accumulated amortization	(29,735)	(28,135)
Intangible lease liabilities, net	$77,491	$79,653
Leasing fees	$15,517	$15,462
Less accumulated amortization	(4,844)	(4,724)
Leasing fees, net	$10,673	$10,738

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended March 31,
Intangible	Financial Statement Presentation	2021	2020
Acquired in-place leases and leasing fees	Depreciation and amortization	$6,947	$7,695
Above-market and below-market leases	Lease revenues, net	753	1,140

Amortization expense for the three months ended March 31, 2020, includes $577 of accelerated amortization resulting from early lease terminations, compared to none for the three months ended March 31, 2021.

Estimated future amortization of intangible assets and liabilities at March 31, 2021 is as follows:

(in thousands)
Remainder of 2021	$18,746
2022	22,844
2023	22,531
2024	21,773
2025	20,477
Thereafter	115,403
$221,774

9. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2021	December 31, 2020	Interest Rate(c) (d)	Maturity Date
Unsecured revolving credit facility(a)	$15,000	$—	daily LIBOR + 1.00% (e)	Sep. 2023
2022 Unsecured Term Loan(a)	60,000	60,000	one-month LIBOR + 1.00% (f)	Feb. 2022
2023 Unsecured Term Loan(a)	265,000	265,000	one-month LIBOR + 1.10% (g)	Jan. 2023
2024 Unsecured Term Loan(a)	190,000	190,000	one-month LIBOR + 1.00% (f)	Jun. 2024
2026 Unsecured Term Loan(a)	400,000	450,000	one-month LIBOR + 1.00% (h)	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total	1,405,000	1,440,000
Debt issuance costs, net(b)	(6,717)	(6,204)
	$1,398,283	$1,433,796
(a)	The Company believes it was in compliance with all financial covenants for all periods presented.
(b)	Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.
(c)	At March 31, 2021 and December 31, 2020, one-month LIBOR was 0.11% and 0.14%, respectively. At March 31, 2021 daily LIBOR was 0.08%.
(d)	In January 2021, the Company received a credit rating of BBB, changing the applicable margin on variable rate unsecured debt effective February 1, 2021.
(e)	At December 31, 2020, interest rate was one-month LIBOR plus 1.20%.
(f)	At December 31, 2020, interest rate was one-month LIBOR plus 1.25%.
(g)	At December 31, 2020, interest rate was one-month LIBOR plus 1.35%.
(h)	At December 31, 2020, interest rate was one-month LIBOR plus 1.85%.

At March 31, 2021, the weighted average interest rate on all outstanding borrowings was 2.45%, exclusive of interest rate swap agreements.

On March 12, 2021, the Company amended the 2026 Unsecured Term Loan and made a $50,000 paydown on the loan. Prior to the amendment, the borrowings under the 2026 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on the OP’s current credit rating ranging between 1.45% and 2.40% per annum with the applicable margin being 1.60% immediately prior to the amendment. The amendment reduced the margin to a range between 0.85% and 1.65% per annum and based on the OP’s credit rating of BBB, the applicable margin was 1.0% beginning March 12, 2021. All other terms and conditions of the 2026 Unsecured Term Loan remained materially the same as those in effect prior to this amendment.

For the three months ended March 31, 2021, the Company paid $951 in debt issuance costs associated with the amended 2026 Unsecured Term Loan. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. Based on the assessment, $946 of debt issuance costs incurred in the three months ended March 31, 2021, were deemed to be related to the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt.

Additionally, $126 of unamortized debt issuance costs were expensed in the three months ended March 31, 2021, and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following table summarizes debt issuance cost amortization:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Debt issuance costs amortization	$914	$888

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of March 31, 2021, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

10. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	March 31,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2021	2020
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$47,646	$47,945	(a) (b) (c) (j)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,848	19,947	(a) (b) (c) (i)
PNC Bank	Oct-16	Nov-26	3.62%	17,396	17,498	(b) (c)
Sun Life	Mar-12	Oct-21	5.13%	10,361	10,469	(b) (e)
Aegon	Apr-12	Oct-23	6.38%	6,846	7,039	(b) (f)
M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,733	4,769	(b) (d) (g) (h)
				106,830	107,667
Debt issuance costs, net				(271)	(285)
				$106,559	$107,382
(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(f)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(g)	The Company entered into an interest rate swap agreement in connection with the mortgage, as further described in Note 11.
(h)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(i)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(j)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At March 31, 2021, investment in rental property of $172,440 was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 9) at March 31, 2021 are as follows:

(in thousands)
Remainder of 2021	$17,169
2022	62,907
2023	287,582
2024	192,260
2025	20,195
Thereafter	931,717
$1,511,830

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	March 31, 2021	December 31, 2020
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,622)	$(1,848)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	(896)	(1,380)
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(1,236)	(1,725)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(1,696)	(2,351)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(1,271)	(2,039)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(2,277)	(3,523)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(720)	(1,156)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(1,314)	(2,372)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(1,858)	(3,234)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(1,286)	(2,994)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	(105)	(141)
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(553)	(799)
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(2,035)	(3,078)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(1,325)	(1,843)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	(639)	(1,806)
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(1,860)	(3,199)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,731	(14)	(25)	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(960)	(1,139)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,524)	(1,785)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	(576)	(763)
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(1,324)	(3,004)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(1,167)	(2,843)
Truist Financial Corporation	April 2024	1.99%	one-month LIBOR	25,000	(1,200)	(1,487)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000	(1,543)	(2,084)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000	(1,345)	(1,941)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000	(1,719)	(2,481)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000	(1,280)	(2,019)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(1,174)	(2,902)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	239	(1,445)
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	—	(70)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(1,154)	(1,422)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(2,388)	(3,555)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(5,601)	(9,650)
					$(43,423)	$(72,103)

(a)	Notional amount at December 31, 2020 was $4,768.
(b)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements were as follows:

		Reclassification from		Total Interest Expense
	Amount of Gain (Loss)	Accumulated Other		Presented in the Condensed
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the Three Months Ended March 31,	Comprehensive Loss	Location	Loss	Income (Loss)
2021	$28,680	Interest expense	$4,016	$16,108
2020	(58,062)	Interest expense	885	20,991

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $15,776. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company has mortgages with three institutions that comprised 63%, 16%, and 10% of total mortgages at March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

13. Equity

General

On September 21, 2020, the Corporation completed its IPO and issued 37,000 shares of Class A Common Stock inclusive of the underwriters’ partial exercise of their over-allotment option on October 20, 2020.

Aside from the conversion discussed below, the terms of the Class A Common Stock were identical to the terms of the Common Stock. Each share of Class A Common Stock automatically converted into one share of Common Stock on March 20, 2021, and effective March 22, 2021, all shares of Common Stock were listed and freely tradeable on the NYSE under the ticker “BNL.” The Common Stock and Class A Common Stock are collectively referred to as the Corporation’s “common stock.”

14. Stock-Based Compensation

Restricted Stock Awards

On March 1, 2021 and August 4, 2020, the Company awarded 199 and 341 shares of RSAs, respectively, under the Equity Incentive Plan to certain officers and employees. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The March 1, 2021 RSAs vest over a one, three or four year period from the date of grant. The August 4, 2020 RSAs vest over a three or four year period from the anniversaries of February 7, 2020. The vesting for the RSAs is subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The August 4, 2020 grant date fair value per share of $20.50 was based on the determined share value established by the Board of Directors (“Determined Share Value”). Prior to the IPO, the Company sold shares of common stock in a private offering at a price equal to the Determined Share Value, which was established at least quarterly by the Board of Directors based on the net asset value (“NAV”) of the Company’s portfolio, input from management and third-party consultants, and such other factors as the Board of Directors determined.  The Company’s NAV was calculated using its established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of that date based upon, among other factors, the implied market price for each asset based upon a review of market capitalization rates. The March 1, 2021 grant date fair value per share of $18.66 was based on the market price of the Company’s common stock on the grant date.

The following table presents information about the Company’s RSAs:

For the Three Months Ended
(in thousands)	March 31, 2021
Compensation cost	$1,695
Dividends declared on unvested RSAs	104
Grant date fair value of shares vested during the period	2,522

There were no RSAs at March 31, 2020.

(in thousands, except recognition period)	March 31, 2021	December 31, 2020
Unamortized value of RSAs	$6,999	$5,001
Weighted average amortization period (in years)	3.0	2.8

The following table presents information about the Company’s RSA activity:

	For the Three Months Ended March 31, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	341	$20.50
Granted	199	18.66
Vested	124	20.26
Forfeited	—	—
Unvested at end of period	416	$19.62

There were no unvested shares at March 31, 2020.

Restricted Stock Units

On March 1, 2021, the Company issued target grants of 132 PRSUs under the Equity Incentive Plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies over a three-year period, as identified in the grant agreements, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. The payout schedules can produce vesting percentages ranging from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board’s Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents information about the Company’s PRSUs:

For the Three Months Ended
(in thousands, except recognition period)	March 31, 2021
Compensation cost	$74

March 31, 2021
Unamortized value of PRSUs	$2,600
Weighted average amortization period (in years)	2.9

There were no PRSUs at March 31, 2020.

The following table presents information about the Company’s PRSU activity:

	For the Three Months Ended March 31, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	—	$—
Granted	132	24.40
Vested	—	—
Forfeited	(22)	24.40
Unvested at end of period	110	$24.40

15. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$22,223	$10,816
Less earnings allocated to unvested restricted shares	(104)	—
Net earnings used to compute basic earnings per common share	$22,119	$10,816

Diluted earnings:
Net earnings used to compute basic earnings per share	$22,119	$10,816
Net earnings attributable to non-controlling interests	1,737	1,032
Net earnings used to compute diluted earnings per common share	$23,856	$11,848

Weighted average number of common shares outstanding	145,672	106,108
Less weighted average unvested restricted shares (a)	(334)	—
Weighted average number of common shares outstanding used in basic earnings per common share	145,338	106,108
Effects of convertible membership units (b)	11,386	10,102
Weighted average number of common shares outstanding used in diluted earnings per common share	156,724	116,210

Basic earnings per share	$0.15	$0.10
Diluted earnings per share	$0.15	$0.10
(a)

Represents the weighted average effects of 416 unvested restricted shares of common stock as of March 31, 2021, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.

(b)

Represents the weighted average effects of 11,361 and 12,226 OP Units outstanding at March 31, 2021 and 2020, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

16. Supplemental Cash Flow Disclosures

Cash paid for interest was $9,397 and $14,010 for the three months ended March 31, 2021 and 2020, respectively. Cash paid for income taxes was $237 and $195 for the three months ended March 31, 2021 and 2020, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•

During the three months ended March 31, 2020, the Corporation issued 69 shares of Common Stock with a value of approximately $5,733 under the terms of the Distribution Reinvestment Plan (“DRIP”). The Company terminated the DRIP effective February 10, 2020.

•

During the three months ended March 31, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178,535, and earnout consideration with a fair value of $40,119 as consideration for the Internalization and assumed $90,484 of debt.

•

During the three months ended March 31, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2,416, with an offset to Additional paid-in capital, in accordance with the Company’s accounting policy.

•	At March 31, 2021 and 2020, dividend amounts declared and accrued but not yet paid amounted to $39,329 and $13,160, respectively.

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

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	March 31, 2021	December 31, 2020
Tenant improvement allowances	$903	$1,981

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2021, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

Obligations Under Operating Leases

Subsequent to the Internalization, the Company leases office space for its corporate headquarters and other locations under non-cancellable operating leases with expiration dates ranging from 2021 to 2023. These leases contain provisions for fixed monthly payments, subject to rent escalations. None of the leases are subject to any sublease agreement. The lease for the corporate headquarters is with an affiliated third party.

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

The following table summarizes the total lease costs associated with operating leases:

		For the Three Months Ended March 31,
(in thousands)	Financial Statement Presentation	2021	2020
Operating lease costs
Office leases	General and administrative	$158	$52
Ground leases	Property and operating expense	33	33
Variable lease costs
Ground leases	Property and operating expense	14	18
Total lease costs		$205	$103

The following table summarizes payments associated with obligations under operating leases, reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease payments	$241	$128

Estimated future lease payments required under non-cancelable operating leases at March 31, 2021, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2021	$548
2022	690
2023	505
2024	120
2025	121
Thereafter	2,290
Total undiscounted cash flows	4,274
Less imputed interest	(1,743)
Lease liabilities	$2,531

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

18. Subsequent Events

On April 15, 2021, the Company paid distributions totaling $39,293.

On April 30, 2021, the Board of Directors declared a quarterly distribution of $0.255 per share on the Company’s common stock and OP Units for the second quarter of 2021, which will be payable on or before July 15, 2021 to stockholders and unit holders of record as of June 30, 2021.

Subsequent to March 31, 2021, the Company drew additional borrowings on the Revolving Credit Facility in the aggregate amount of $24,000.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, as filed with the SEC on February 25, 2021. The “Risk Factors” of our 2020 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•

“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, free rent, or discounted rent periods and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the last month.

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

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, office, and retail property types. As of March 31, 2021, our portfolio has grown to 661 properties, with 660 properties located in 41 U.S. states and one property located in British Columbia, Canada.

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

-

Diversified Portfolio. As of March 31, 2021, our portfolio comprised approximately 28.4 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):

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
o

Tenant and Industry Diversity: Our properties are occupied by approximately 185 different commercial tenants who operate 171 different brands that are diversified across 55 differing industries, with no single tenant accounting for more than 2.4% of our ABR.

-

Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2021, our portfolio was approximately 99.7% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.6 years, excluding renewal options.

-	Standard Contractual Base Rent Escalation. Approximately 98.2% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.1%.
-

Extensive Tenant Financial Reporting. Approximately 88.1% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 7.1% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry and geographic location as of March 31, 2021. The percentages below are calculated based on our ABR of $302.3 million as of March 31, 2021.

Diversification by Property Type

$302 M
Annualized
Base Rent

Industrial	**46%**
Manufacturing	14%
Distribution & Warehouse	13%
Food Processing	6%
Flex and R&D	6%
Cold Storage	4%
Services	3%
Healthcare	**19%**
Clinical	8%
Surgical	3%
Animal Health	3%
Life Science	3%
Healthcare Services	2%
Restaurants	**15%**
Quick Service Restaurants	8%
Casual Dining	7%
Office	**10%**
Strategic Operations	5%
Corporate Headquarters	3%
Call Center	2%
Retail	**10%**
Automotive	4%
General Merchandise	4%
Home Furnishings	2%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	56	$42,455	14.0%	7,732	27.3%
Distribution & Warehouse	31	40,250	13.3%	7,414	26.1%
Food Processing	14	18,386	6.1%	2,132	7.5%
Flex and R&D	7	16,934	5.6%	1,457	5.1%
Cold Storage	4	12,578	4.2%	933	3.3%
Services	18	7,168	2.4%	429	1.5%
Industrial Total	130	137,771	45.6%	20,097	70.8%
Healthcare
Clinical	50	24,958	8.3%	1,062	3.7%
Surgical	11	9,166	3.0%	306	1.1%
Animal Health Services	20	8,209	2.7%	314	1.1%
Life Science	9	7,994	2.6%	550	1.9%
Healthcare Services	26	7,520	2.5%	302	1.1%
Healthcare Total	116	57,847	19.1%	2,534	8.9%
Restaurant
Quick Service Restaurants	156	25,495	8.4%	530	1.9%
Casual Dining	88	19,858	6.6%	563	2.0%
Restaurant Total	244	45,353	15.0%	1,093	3.9%
Retail
Automotive	68	12,767	4.2%	844	3.0%
General Merchandise	71	12,215	4.1%	855	3.0%
Home Furnishings	15	6,932	2.3%	860	3.0%
Retail Total	154	31,914	10.6%	2,559	9.0%
Office
Strategic Operations	7	13,639	4.5%	1,021	3.6%
Corporate Headquarters	6	10,016	3.3%	671	2.4%
Call Center	4	5,716	1.9%	392	1.4%
Office Total	17	29,371	9.7%	2,084	7.4%
Total	661	$302,256	100.0%	28,367	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	24	$7,306	2.4%	196	0.7%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,026	2.3%	147	0.5%
Axcelis Technologies, Inc.	Flex and R&D	1	5,859	1.9%	417	1.5%
Hensley & Company*	Distribution & Warehouse	3	5,756	1.9%	577	2.0%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,192	1.7%	140	0.5%
BluePearl Holdings, LLC*	Animal Health Services	12	5,137	1.7%	154	0.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.7%	156	0.6%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.6%	1,302	4.6%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,718	1.6%	545	1.9%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,409	1.5%	310	1.1%
Total Top 10 Tenants		152	55,297	18.3%	3,944	13.9%

Arkansas Surgical Hospital	Surgical	1	4,260	1.4%	129	0.4%
Nationwide Mutual Insurance Company*	Strategic Operations	2	4,165	1.4%	407	1.4%
American Signature, Inc.	Home Furnishings	6	4,142	1.4%	474	1.7%
Cascade Aerospace Inc.	Manufacturing	1	4,122	1.4%	231	0.8%
Tractor Supply Company	General Merchandise	15	3,872	1.3%	300	1.1%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,819	1.2%	154	0.5%
Fresh Express Incorporated	Food Processing	1	3,819	1.2%	335	1.2%
Bob Evans Restaurants, LLC*	Casual Dining	22	3,566	1.2%	116	0.4%
Zips Car Wash, LLC*	Automotive	14	3,292	1.1%	57	0.2%
Centene Management Company, LLC	Strategic Operations	1	3,267	1.1%	220	0.8%
Total Top 20 Tenants		216	$93,621	31.0%	6,367	22.4%

[1]	Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*	Subject to a master lease.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster*	Casual Dining	24	$7,306	2.4%	196	0.7%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,026	2.3%	147	0.5%
Axcelis	Flex and R&D	1	5,859	1.9%	417	1.5%
Hensley*	Distribution & Warehouse	3	5,756	1.9%	577	2.0%
Bob Evans Farms*1	Casual Dining/Food Processing	23	5,449	1.8%	292	1.0%
Wendy's#	Quick Service Restaurants	38	5,433	1.8%	113	0.4%
BluePearl Veterinary Partners*	Animal Health Services	12	5,137	1.7%	154	0.5%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.7%	156	0.6%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.6%	1,302	4.6%
Siemens	Manufacturing/Flex and R&D	2	4,718	1.6%	545	1.9%
Total Top 10 Brands		190	56,578	18.7%	3,899	13.7%

Outback Steakhouse*	Casual Dining	20	4,492	1.5%	126	0.5%
Nestle'	Cold Storage	1	4,409	1.5%	310	1.1%
Arkansas Surgical Hospital	Surgical	1	4,260	1.4%	129	0.4%
Taco Bell#	Quick Service Restaurants	32	4,226	1.4%	82	0.3%
Nationwide Mutual Insurance Co.*	Strategic Operations	2	4,165	1.4%	407	1.4%
Value City Furniture	Home Furnishings	6	4,142	1.4%	474	1.7%
Cascade Aerospace	Manufacturing	1	4,122	1.4%	231	0.8%
Tractor Supply Co.	General Merchandise	15	3,872	1.3%	300	1.1%
Securus Technologies	Corporate Headquarters	1	3,819	1.2%	154	0.5%
Chiquita	Food Processing	1	3,819	1.2%	335	1.2%
Total Top 20 Brands		270	$97,904	32.4%	6,447	22.7%
*	Subject to a master lease.
#	Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.
[1]	Brand includes one BEF Foods, Inc property and 22 Bob Evans Restaurants, LLC properties.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	ABR as a % of Total Portfolio
Restaurants	244	$46,018	15.2%	1,118	4.0%
Healthcare Facilities	88	44,345	14.7%	1,738	6.1%
Food Distributors	7	12,907	4.3%	1,556	5.5%
Auto Parts & Equipment	39	12,369	4.1%	2,387	8.4%
Specialized Consumer Services	47	11,790	3.9%	720	2.5%
Packaged Foods & Meats	6	11,371	3.7%	1,130	4.0%
Metal & Glass Containers	8	9,686	3.2%	2,206	7.8%
Healthcare Services	19	9,152	3.0%	522	1.8%
Home Furnishing Retail	16	8,711	2.9%	1,149	4.1%
Aerospace & Defense	6	7,760	2.6%	921	3.3%
Distributors	12	6,909	2.3%	966	3.4%
Specialty Stores	17	6,913	2.3%	888	3.1%
Electronic Components	2	6,658	2.2%	466	1.7%
Air Freight & Logistics	3	6,494	2.1%	436	1.5%
Industrial Machinery	16	6,021	2.0%	1,174	4.1%
Other (40 industries)	125	95,152	31.5%	10,894	38.4%
Untenanted properties	6	—	—	96	0.3%
Total	661	$302,256	100.0%	28,367	100.0%

Diversification by Geography

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 661 TOTAL STATES: 41 + British Columbia

State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	54	$30,771	10.2%	3,207	11.3%	VA	13	$4,368	1.4%	110	0.4%
IL	25	19,339	6.4%	1,976	7.0%	WA	15	4,155	1.4%	150	0.5%
CA	11	15,735	5.2%	1,554	5.5%	MO	9	3,882	1.3%	733	2.6%
FL	46	15,663	5.2%	801	2.8%	KY	17	3,473	1.2%	167	0.6%
WI	32	15,655	5.2%	1,611	5.7%	LA	3	3,128	1.0%	175	0.6%
MI	35	14,760	4.9%	1,439	5.1%	NE	6	2,959	1.0%	509	1.8%
OH	35	14,125	4.7%	1,369	4.8%	MD	4	2,882	1.0%	293	1.0%
IN	30	12,830	4.2%	1,765	6.2%	MS	8	2,736	0.9%	334	1.2%
NC	34	12,134	4.0%	1,245	4.4%	NM	8	2,731	0.9%	97	0.3%
MN	20	11,501	3.8%	1,757	6.2%	IA	4	2,704	0.9%	622	2.2%
NY	26	10,323	3.4%	680	2.4%	SC	13	2,466	0.8%	308	1.1%
TN	42	10,225	3.4%	390	1.4%	UT	3	2,328	0.8%	280	1.0%
MA	4	9,994	3.3%	1,009	3.5%	CT	2	1,653	0.6%	55	0.2%
PA	16	9,785	3.2%	1,146	4.0%	WV	8	1,642	0.5%	36	0.1%
AL	50	8,761	2.9%	206	0.7%	MT	7	1,544	0.5%	43	0.2%
AZ	8	8,553	2.8%	761	2.7%	CO	3	1,434	0.5%	94	0.3%
AR	11	7,380	2.4%	282	1.0%	NV	2	1,311	0.4%	81	0.3%
GA	19	6,554	2.2%	976	3.4%	ND	2	933	0.3%	28	0.1%
OK	18	6,440	2.1%	786	2.8%	DE	3	663	0.2%	35	0.1%
KS	10	5,407	1.8%	639	2.3%	WY	1	307	0.1%	21	0.1%
NJ	3	4,900	1.6%	366	1.3%	Total US	660	$298,134	98.6%	28,136	99.2%
						Total Canada	1	4,122	1.4%	231	0.8%
						Grand Total	661	$302,256	100.0%	28,367	100.0%

Lease Expirations

As of March 31, 2021, the ABR weighted average remaining term of our leases was approximately 10.6 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 44.9% of our rental revenue was derived from leases that will expire after 2030, and no more than 9.0% of our rental revenue was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2021.

Expiration Year	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040	2041+
Number of properties	4	3	6	11	19	34	27	35	61	86	21	44	41	31	14	71	24	33	12	41	37
Number of leases	5	4	7	11	22	26	23	29	29	42	16	26	15	16	10	8	9	29	7	7	5

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2021	4	$964	0.3%	46	0.2%
2022	3	2,409	0.8%	86	0.3%
2023	6	4,841	1.6%	515	1.8%
2024	11	13,662	4.5%	1,689	6.0%
2025	19	7,833	2.6%	682	2.4%
2026	34	18,586	6.1%	1,404	4.9%
2027	27	22,917	7.6%	2,010	7.1%
2028	35	27,171	9.0%	2,736	9.6%
2029	61	19,357	6.4%	2,538	8.9%
2030	86	49,088	16.2%	4,927	17.4%
2031	21	7,145	2.4%	725	2.6%
2032	44	26,225	8.7%	3,014	10.6%
2033	41	16,385	5.4%	1,693	6.0%
2034	31	5,479	1.8%	361	1.3%
2035	14	10,498	3.5%	1,471	5.2%
2036	71	16,914	5.6%	969	3.4%
2037	24	17,256	5.7%	1,367	4.8%
2038	33	6,805	2.3%	306	1.1%
2039	12	8,988	3.0%	933	3.3%
2040	41	6,887	2.3%	347	1.2%
Thereafter	37	12,846	4.2%	452	1.6%
Untenanted properties	6	—	—	96	0.3%
Total	661	$302,256	100.0%	28,367	100.0%

Results of Operations

The following discussion includes the results of our operations for the periods presented. We have included an analysis of the three months ended March 31, 2021, as compared to the three months ended December 31, 2020 and March 31, 2020. We have included the comparison of the immediately preceding quarter given our Internalization and initial public offering’s (“IPO”) significant impact to our results of operations and financial condition, and therefore comparability, of the prior year periods. We believe the quarter-over-quarter analysis is beneficial to investors as it compares the results of operations on a more comparable basis, and aligns with our strategic growth priorities under a different leverage and liquidity profile going forward.

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020

Lease Revenues, net

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2021	2020	$	%
Contractual rental amounts billed for operating leases	$73,245	$72,558	$687	0.9%
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,367	4,256	111	2.6%
Variable rental amounts earned	91	455	(364)	(80.0)%
Earned income from direct financing leases	730	756	(26)	(3.4)%
Earned income from sales-type leases	14	5	9	>100%
Operating expenses billed to tenants	4,388	4,389	(1)	(0.0)%
Other income from real estate transactions	5	(16)	21	>(100)%
Adjustment to revenue recognized for uncollectible rental amounts billed	(142)	(112)	(30)	26.8%
Total Lease revenues, net	$82,698	$82,291	$407	0.5%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during the fourth quarter of 2020. During the fourth quarter of 2020, we invested $100.3 million, excluding capitalized acquisition costs, in 19 properties at a weighted average initial cash cap rate of 6.9%. Most of these acquisitions closed during the month of December, and therefore did not materially contribute to Lease revenues, net for the three months ended December 31, 2020.

Operating Expenses

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2021	2020	$	%
Operating expenses
Depreciation and amortization	$30,713	$30,182	$531	1.8%
Property and operating expense	4,605	4,986	(381)	(7.6)%
General and administrative	10,633	9,232	1,401	15.2%
Provision for impairment of investment in rental properties	2,012	1,678	334	19.9%
Total operating expenses	$47,963	$46,078	$1,885	4.1%

General and administrative

The increase in general and administrative expenses mainly reflects increased severance associated with the departure of an executive officer during the three months ended March 31, 2021.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2021, we recognized $2.0 million of impairment on our investments in rental properties, compared to $1.7 million during the three months ended December 31, 2020. The following table presents the impairment charges for their respective period:

	For the Three Months Ended
	March 31,	December 31,
(in thousands, except number of properties)	2021	2020
Number of properties	1	1
Carrying value prior to impairment charge	2,818	$4,228
Fair value	806	2,550
Impairment charge	$2,012	$1,678

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2021	2020	$	%
Other income (expenses)
Interest income	$5	$4	$1	25.0%
Interest expense	(16,108)	(17,123)	(1,015)	(5.9)%
Cost of debt extinguishment	(126)	(3)	123	>100%
Gain on sale of real estate	4,733	5,260	(527)	(10.0)%
Income taxes	(413)	141	(554)	>(100)%
Internalization expenses	—	(182)	(182)	(100.0)%
Change in fair value of earnout liability	1,124	(6,706)	7,830	>100%
Other income (expenses)	10	15	(5)	(33.3)%

Interest expense

The decrease in interest expense reflects a decrease in our weighted average cost of borrowings combined with decreased average outstanding borrowings in the comparable period. In January 2021, we received an initial credit rating of BBB with a stable outlook from S&P Global Ratings (“S&P”), which had the effect of lowering the applicable margin on our then existing $965 million of bank loans by 25 basis points beginning in February 2021, as well as a 20 basis point decrease in the applicable margin on Revolving Credit Facility borrowings. We also repriced our 2026 Unsecured Term Loan in March 2021, reducing the applicable margin by an additional 60 basis points, and simultaneously repaid $50 million.

Change in fair value of earnout liability

As part of the Internalization, we may be required to pay additional earnout consideration if certain milestones are achieved during the Earnout Periods. We record the fair value of this contingent consideration in the Condensed Consolidated Balance Sheets, and update the fair value at the end of each reporting period. To the extent the change in fair value relates to a portion of the earnout consideration that is classified as a liability, we record the change through earnings. We estimate the fair value of the earnout liability by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis to estimate fair value. These estimates require us to make various assumptions about future share prices, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. The change in the fair value of the earnout liability during the three months ended March 31, 2021, reflects a decrease in our share price as compared to December 31, 2020.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands, except per share data)	2021	2020	$	%
Net income	$23,960	$17,619	$6,341	36.0%
Net earnings per diluted share	0.15	0.11	0.04	36.4%

The increase in net income is primarily due to a $7.8 million increase in income from the change in fair value of our earnout liability and a $1.0 million decrease in interest expense. These factors were partially offset by a $1.4 million increase in general and administrative expenses.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Lease Revenues, net

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Contractual rental amounts billed for operating leases	$73,245	$72,828	$417	0.6%
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,367	1,665	2,702	>100%
Variable rental amounts earned	91	3	88	>100%
Earned income from direct financing leases	730	987	(257)	(26.0)%
Earned income from sales-type leases	14	—	14	100.0%
Operating expenses billed to tenants	4,388	3,732	656	17.6%
Other income from real estate transactions	5	49	(44)	(89.8)%
Adjustment to revenue recognized for uncollectible rental amounts billed	(142)	(1,033)	891	(86.3)%
Total Lease revenues, net	$82,698	$78,231	$4,467	5.7%

The increase in Lease revenues, net, was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during 2020. During the fourth quarter of 2020, we invested $100.3 million, excluding capitalized acquisition costs, in 19 properties at a weighted average initial cash cap rate of 6.9%. Most of these acquisitions closed during the month of December, and therefore did not contribute to Lease revenues, net for the three months ended March 31, 2020.

Operating Expenses

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Operating expenses
Depreciation and amortization	$30,713	$31,219	$(506)	(1.6)%
Asset management fees	—	2,461	(2,461)	(100.0)%
Property management fees	—	1,275	(1,275)	(100.0)%
Property and operating expense	4,605	4,115	490	11.9%
General and administrative	10,633	5,842	4,791	82.0%
Provision for impairment of investment in rental properties	2,012	2,133	(121)	(5.7)%
Total operating expenses	$47,963	$47,045	$918	2.0%

Asset management fees and Property management fees

The decrease in asset management fees and property management fees was due to the completion of the Internalization in February 2020, which terminated the associated agreements with our third-party manager.

General and administrative

The increase in general and administrative expenses mainly reflects the impact of the Internalization associated with our newly acquired employee base. Following the Internalization, our asset and property management fees were replaced with compensation and related expenses, along with associated general and administrative expenses for the three months ended March 31, 2020.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2021, we recognized $2.0 million of impairment on our investments in rental properties, compared to $2.1 million during the three months ended March 31, 2020. The following table presents the impairment charges for their respective periods:

	For the Three Months Ended
	March 31,
(in thousands, except number of properties)	2021	2020
Number of properties	1	1
Carrying value prior to impairment charge	$2,818	$22,133
Fair value	806	20,000
Impairment charge	$2,012	$2,133

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Other income (expenses)
Interest income	$5	$9	$(4)	(44.4)%
Interest expense	(16,108)	(20,991)	(4,883)	(23.3)%
Cost of debt extinguishment	(126)	(22)	104	>100%
Gain on sale of real estate	4,733	7,619	(2,886)	(37.9)%
Income taxes	(413)	(549)	(136)	(24.8)%
Internalization expenses	—	(1,205)	(1,205)	(100.0)%
Change in fair value of earnout liability	1,124	(4,177)	5,301	>100%
Other income (expenses)	10	(22)	32	>100%

Interest expense

The decrease in interest expense primarily reflects a decrease in our average outstanding borrowings, combined with a decrease in our weighted average cost of borrowings. In September 2020, we used the proceeds of our IPO to repay $456.7 million of outstanding borrowings, including accrued interest, significantly reducing our leverage profile. In January 2021, we received an initial credit rating of BBB with a stable outlook from S&P, which had the effect of lowering the applicable margin on our then existing $965 million of bank loans by 25 basis points beginning in February 2021. We also repriced and partially repaid our 2026 Unsecured Term Loan in March 2021, reducing the applicable margin and principal balance by an additional 60 basis points and $50 million, respectively.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2021, we recognized gains of $4.7 million on the sale of eight properties, compared to gains of $7.6 million on the sale of 10 properties during the three months ended March 31, 2020.

Internalization expenses

During the three months ended March 31, 2020, we incurred $1.2 million of third-party fees and consulting expenses associated with the Internalization that closed on February 7, 2020. We did not incur these expenses during the three months ended March 31, 2021.

Change in fair value of earnout liability

The change in the fair value of the earnout liability during the three months ended March 31, 2021, reflects a decrease in our period end share price.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2021	2020	$	%
Net income	$23,960	$11,848	$12,112	>100%
Net earnings per diluted share	0.15	0.10	0.05	50.0%

The increase in net income, is primarily due to a $5.3 million increase in income from the change in fair value of our earnout liability, a $4.9 million decrease in interest expense, revenue growth of $4.5 million, and a $1.2 million decrease in internalization expenses. These factors were partially offset by a $2.9 million decrease in the gain on sale of real estate.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit ratings of BBB from S&P and Baa3 from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of March 31, 2021, we had total debt outstanding of $1.5 billion, Net Debt of $1.5 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of approximately 5.25x.

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

As detailed in the contractual obligations table below, we have approximately $61.7 million of expected obligations due to be paid throughout the remainder of 2021, primarily consisting of $17.2 million of mortgage maturities, and $43.1 million of interest expense due, including the impact of our interest rate swaps. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital is provided through unsecured term notes, revolving credit facilities, and senior unsecured notes. Further, we anticipate having the ability to access the public unsecured bond market, which was historically largely unavailable to us prior to our IPO.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s lease terms, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. Our $60 million 2022 Unsecured Term Loan has a short-term maturity date of February 2022. We expect to either repay the 2022 Unsecured Term Loan with available cash on hand, or with borrowings under our Revolving Credit Facility. With outstanding borrowings of $15 million at March 31, 2021, we have $885 million of available capacity under our Revolving Credit Facility.

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

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on equity offerings and an at-the-market (“ATM”) program. As of March 31, 2021, we have successfully deployed the remaining proceeds from our IPO.

Unsecured Indebtedness and Capital Markets Activities as of and for the Three Months Ended March 31, 2021

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes at March 31, 2021.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$15,000	daily LIBOR + 1.00%	Sept. 2023
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.00%	Feb. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.10%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total	1,405,000

As announced on January 21, 2021, S&P assigned the Company an initial credit rating of 'BBB' with a stable outlook. As a result of this credit rating, the margin of our existing bank loans was reduced by 25 basis points beginning in February 2021, the applicable margin on borrowings under our Revolving Credit Facility was reduced by 20 basis points, and our access to a diverse set of advantageous funding sources should expand. During the quarter, Moody’s reaffirmed our ‘Baa3’ credit rating and updated their outlook from ‘stable’ to ‘positive.

On March 12, 2021, we amended our $450 million 2026 Unsecured Term Loan, reducing the applicable margin an additional 60 basis points based on our current credit rating. In connection with the amendment, we repaid in full the outstanding commitments for two lenders and elected to repay an additional $10 million in outstanding principal, bringing the outstanding balance to $400 million as of March 31, 2021.

On March 31, 2021, we drew $15 million on our Revolving Credit Facility to fund an acquisition. We have $885 million of remaining capacity on our Revolving Credit Facility as of March 31, 2021.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2021, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

We attempt to manage our interest rate risk by entering into interest rate swaps. As of March 31, 2021, we had 32 interest rate swaps outstanding in an aggregate notional amount of $824.7 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents and restricted cash totaled $18.4 million, $110.7 million, and $96.7 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020:

	For the Three Months Ended
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Net cash provided by operating activities	$51,780	$46,064	$40,319
Net cash (used in) provided by investing activities	(67,661)	(76,443)	4,474
Net cash (used in) provided by financing activities	(76,497)	32,120	31,608
Increase in cash and cash equivalents and restricted cash	$(92,378)	$1,741	$76,401

The increase in net cash provided by operating activities during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 and March 31, 2020, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The change in net cash (used in) provided by investing activities during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020, was mainly due to decreased acquisition volume quarter-over-quarter. The change in net cash (used in) provided by investing activities during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, was mainly due to increased acquisition volume and decreased proceeds from disposal of properties in 2021 offset by decrease in cash paid in connection with the Internalization.

The change in net cash (used in) provided by financing activities during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 mainly reflects a net repayment of debt in 2021 as compared to net proceeds from our IPO in 2020. During the three months ended March 31, 2021, we made a $50 million paydown on our 2026 Unsecured Term Loan using cash on hand and remaining proceeds from our IPO in 2020. During the three months ended December 31, 2020 our underwriters partially exercised their overallotment option, resulting in the issuance of an additional 3.5 million shares for net proceeds of approximately $55.9 million.  The change in net cash (used in) provided by financing activities during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, mainly reflects a net repayment of debt in 2021, compared to net borrowings during the three months ended March 31, 2020.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2021 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2021	$—	$—	$—	$17,169	$43,052	$903	$548	$61,672
2022	60,000	—	—	2,907	55,574	—	690	119,171
2023	265,000	15,000	—	7,582	51,007	—	505	339,094
2024	190,000	—	—	2,260	45,921	—	120	238,301
2025	—	—	—	20,195	42,362	—	121	62,678
Thereafter	400,000	—	475,000	56,717	82,083	—	2,290	1,016,090
Total	$915,000	$15,000	$475,000	$106,830	$319,999	$903	$4,274	$1,837,006
(a)	We may extend the Revolving Credit Facility twice, each for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2021. This amount includes the impact of interest rate swap agreements.
(c)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At March 31, 2021 and December 31, 2020, investment in rental property of $172.4 million and $173.5 million, respectively, was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of March 31, 2021, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Non-GAAP Measures

FFO and AFFO

We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive Adjusted Funds From Operations (“AFFO”), we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash and non-recurring revenues and expenses, including straight-line rents, the change in fair value of our earnout liability, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, internalization expenses, stock-based compensation, severance, extraordinary items, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.

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

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate AFFO. In the future, the SEC, Nareit, or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of AFFO accordingly.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
Net income	$23,960	$17,619	$11,848
Real property depreciation and amortization	30,690	30,161	31,210
Gain on sale of real estate	(4,733)	(5,260)	(7,619)
Provision for impairment on investment in rental properties	2,012	1,678	2,133
FFO	$51,929	$44,198	$37,572
Straight-line rent adjustment	(4,632)	(5,125)	(1,612)
Adjustment to provision for credit losses	(1)	(6)	(17)
Cost of debt extinguishment	126	3	22
Amortization of debt issuance costs	914	917	888
Amortization of net mortgage premiums	(35)	(36)	(35)
Gain on interest rate swaps and other non-cash interest expense	(41)	(41)	(42)
Amortization of lease intangibles	(728)	(1,150)	(1,138)
Internalization expenses	—	182	1,205
Stock-based compensation	1,769	1,193	—
Severance	1,243	68	26
Change in fair value of earnout liability	(1,124)	6,706	4,177
Other expenses	(10)	(15)	22
AFFO	$49,410	$46,894	$41,068

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Net income	$23,960	$17,619	$11,848
Depreciation and amortization	30,713	30,182	31,219
Interest expense	16,108	17,123	20,991
Income taxes	413	(141)	549
EBITDA	$71,194	$64,783	$64,607
Provision for impairment of investment in rental properties	2,012	1,678	2,133
Gain on sale of real estate	(4,733)	(5,260)	(7,619)
EBITDAre	$68,473	$61,201	$59,121

The following table reconciles EBITDAre to Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
EBITDAre	$68,473	$61,201	$59,121
Adjustment for current quarter acquisition activity (a)	1,365	1,703	—
Adjustment for current quarter disposition activity (b)	(278)	(318)	(285)
Adjustment to exclude non-recurring and other expenses (c)	2,100	182	1,205
Adjustment to exclude change in fair value of earnout liability	(1,124)	6,706	4,177
Adjustment exclude write-off of accrued rental income	442	242	3,993
Adjustment to exclude cost of debt extinguishments	126	—	22
Adjusted EBITDAre	$71,104	$69,716	$68,233
Annualized EBITDAre	$273,888	$244,805	$236,484
Annualized Adjusted EBITDAre	$284,414	$278,867	$272,932
(a)	Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(b)	Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)

Amounts include $1.2 million of severance and $0.9 million of accelerated stock-based compensation associated with the departure of executive officers in 2021, and expense directly associated with the Internalization in 2020.

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

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Debt
Revolving Credit Facility	$15,000	$—	$353,300
Unsecured term notes, net	1,383,283	1,433,796	1,672,587
Mortgages and notes payable, net	106,559	107,382	110,464
Debt issuance costs	6,988	6,489	7,767
Gross Debt	1,511,830	1,547,667	2,144,118
Cash and cash equivalents	(10,205)	(100,486)	(93,151)
Restricted cash	(8,145)	(10,242)	(3,561)
Net Debt	$1,493,480	$1,436,939	$2,047,406
Net Debt to Annualized EBITDAre	5.45x	5.87x	8.66x
Net Debt to Annualized Adjusted EBITDAre	5.25x	5.15x	7.50x

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2021, to the items that we disclosed as our critical accounting policies in our 2020 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.4 billion and $1.5 billion, respectively, as of March 31, 2021. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $74.5 million as of March 31, 2021.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $934.7 million as of March 31, 2021, of which $824.7 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest would have a corresponding $1.1 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2021, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

10.1*	Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement

10.2

Third Amendment to Capital One Term Loan Agreement, dated as of March 12, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed March 18, 2021 and incorporated herein by reference)

31.1*

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

BROADSTONE NET LEASE, INC.

Date: May 5, 2021	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: May 5, 2021	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer