Form 10-Q
period 2021-06-30
Broadstone Net Lease, Inc.
filed 2021-08-04
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-39529

BROADSTONE NET LEASE, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Clinton Square Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	The New York Stock Exchange

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

There were 158,830,350 shares of the Registrant’s Common Stock, $0.00025 par value per share, outstanding as of August 2, 2021.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,534,884	$3,354,511
Accounted for using the direct financing method	28,911	29,066
Accounted for using the sales-type method	566	567
Investment in rental property, net	3,564,361	3,384,144
Cash and cash equivalents	78,987	100,486
Accrued rental income	109,278	102,117
Tenant and other receivables, net	618	1,604
Prepaid expenses and other assets	18,846	22,277
Goodwill	339,769	339,769
Intangible lease assets, net	296,134	290,913
Debt issuance costs – unsecured revolving credit facility, net	5,250	6,435
Leasing fees, net	10,368	10,738
Total assets	$4,423,611	$4,258,483

Liabilities and equity
Unsecured revolving credit facility	$—	$—
Mortgages, net	105,748	107,382
Unsecured term notes, net	1,383,631	1,433,796
Interest rate swap, liabilities	46,335	72,103
Earnout liability	10,063	7,509
Accounts payable and other liabilities	75,463	74,936
Accrued interest payable	3,885	4,023
Intangible lease liabilities, net	74,978	79,653
Total liabilities	1,700,103	1,779,402

Commitments and contingencies (See Note 18)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 158,583 shares issued and outstanding at June 30, 2021; 440,000 shares authorized, 108,609 shares issued and outstanding at December 31, 2020	40	27
Class A common stock, $0.00025 par value; no shares authorized, issued or outstanding at June 30, 2021; 60,000 shares authorized, 37,000 shares issued and outstanding at December 31, 2020	—	9
Additional paid-in capital	2,890,131	2,624,997
Cumulative distributions in excess of retained earnings	(293,622)	(259,673)
Accumulated other comprehensive loss	(41,896)	(66,255)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,554,653	2,299,105
Non-controlling interests	168,855	179,976
Total equity	2,723,508	2,479,081
Total liabilities and equity	$4,423,611	$4,258,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Lease revenues, net	$84,759	$80,371	$167,457	$158,602

Operating expenses
Depreciation and amortization	31,225	39,921	61,938	71,140
Asset management fees	—	—	—	2,461
Property management fees	—	—	—	1,275
Property and operating expense	4,572	4,190	9,177	8,305
General and administrative	8,655	5,700	19,288	11,542
Provision for impairment of investment in rental properties	—	534	2,012	2,667
Total operating expenses	44,452	50,345	92,415	97,390

Other income (expenses)
Interest income	6	11	11	20
Interest expense	(15,430)	(19,513)	(31,538)	(40,504)
Cost of debt extinguishment	—	—	(126)	(22)
Gain on sale of real estate	3,838	1,046	8,571	8,665
Income taxes	(301)	(402)	(714)	(951)
Internalization expenses	—	(389)	—	(1,594)
Change in fair value of earnout liability	(5,604)	6,321	(4,480)	2,144
Other income (expenses)	4	(2)	14	(24)
Net income	22,820	17,098	46,780	28,946
Net income attributable to non-controlling interests	(1,606)	(1,745)	(3,343)	(2,777)
Net income attributable to Broadstone Net Lease, Inc.	$21,214	$15,353	$43,437	$26,169

Weighted average number of common shares outstanding
Basic	146,119	107,422	145,728	106,765
Diluted	157,430	119,648	157,115	117,929

Net earnings per share attributable to common stockholders
Basic and diluted	$0.14	$0.14	$0.30	$0.25
Comprehensive income (loss)
Net income	$22,820	$17,098	$46,780	$28,946
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(2,911)	(6,056)	25,769	(64,118)
Realized gain on interest rate swaps	(42)	(41)	(83)	(83)
Comprehensive income (loss)	19,867	11,001	72,466	(35,255)
Comprehensive (income) loss attributable to non-controlling interests	(1,399)	(1,123)	(5,212)	2,897
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$18,468	$9,878	$67,254	$(32,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	22,223	—	1,737	23,960
Issuance of 211 shares of common stock	—	—	233	—	—	—	233
Offering costs, discounts and commissions	—	—	(500)	—	—	—	(500)
Stock-based compensation	—	—	1,769	—	—	—	1,769
Retirement of 45 shares of restricted common stock	—	—	(832)	—	—	—	(832)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—
Distributions declared ($0.250 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697
Net income	—	—	—	21,214	—	1,606	22,820
Issuance of 11,659 shares of common stock	4	—	264,795	—	—	—	264,799
Issuance of 248 OP Units	—	—	—	—	—	—	—
Offering costs, discounts and commissions	—	—	(11,013)	—	—	—	(11,013)
Stock-based compensation	—	—	951	—	—	—	951
Retirement of 16 shares of restricted common stock	—	—	(309)	—	—	—	(309)
Conversion of 1,127 OP Units to 1,127 shares of common stock	—	—	17,859	—	—	(17,859)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,696)	—	(2,788)	(43,484)
Change in fair value of interest rate swap agreements	—	—	—	—	(2,708)	(203)	(2,911)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(4)	(42)
Adjustment to non-controlling interests	—	—	(7,472)	—	(466)	7,938	—
Balance, June 30, 2021	$40	$—	$2,890,131	$(293,622)	$(41,896)	$168,855	$2,723,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$—	$1,895,935	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	10,816	—	710	11,526	—	322	322
Issuance of 293 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,097	—	—	—	6,097	66,376	—	66,376
Issuance of 5,278 mezzanine non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(2,416)	—	—	—	(2,416)	—	2,416	2,416
Distributions declared ($0.330 per share and OP Unit)	—	—	—	(35,299)	—	(2,100)	(37,399)	—	(1,161)	(1,161)
Change in fair value of interest rate swap agreements	—	—	—	—	(53,014)	(3,472)	(56,486)	—	(1,576)	(1,576)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(2)	(40)	—	(2)	(2)
Balance, March 31, 2020	$26	$—	$1,899,616	$(233,067)	$(73,138)	$106,542	$1,699,979	$66,376	$112,158	$178,534
Net income	—	—	—	15,353	—	992	16,345	—	753	753
Issuance of 11 shares of common stock	—	—	232	—	—	—	232	—	—	—
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(97)	—	—	—	(97)	—	97	97
Distributions declared ($0.110 per share and OP Unit)	—	—	—	(11,817)	—	(701)	(12,518)	—	(581)	(581)
Change in fair value of interest rate swap agreements	—	—	—	—	(5,438)	(351)	(5,789)	—	(267)	(267)
Realized gain on interest rate swap agreements	—	—	—	—	(37)	(3)	(40)	—	(1)	(1)
Balance, June 30, 2020	$26	$—	$1,899,751	$(229,531)	$(78,613)	$106,479	$1,698,112	$66,376	$112,159	$178,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$46,780	$28,946
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	60,570	71,020
Provision for impairment of investment in rental properties	2,012	2,667
Amortization of debt issuance costs charged to interest expense	1,799	1,637
Stock-based compensation expense	2,720	—
Straight-line rent, financing and sales-type lease adjustments	(9,609)	(7,757)
Cost of debt extinguishment	126	22
Gain on sale of real estate	(8,571)	(8,665)
Change in fair value of earnout liability	4,480	(2,144)
Leasing fees paid	(319)	—
Adjustment to provision for credit losses	(1)	(127)
Other non-cash items	459	228
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	986	(4,111)
Prepaid expenses and other assets	1,088	(235)
Accounts payable and other liabilities	(3,367)	(2,573)
Accrued interest payable	(138)	550
Net cash provided by operating activities	99,015	79,458

Investing activities
Acquisition of rental property accounted for using the operating method	(284,300)	—
Cash paid for Internalization	—	(30,861)
Capital expenditures and improvements	(1,336)	(3,824)
Proceeds from disposition of rental property, net	43,144	45,423
Change in deposits on investments in rental property	(220)	—
Net cash (used in) provided by investing activities	(242,712)	10,738

Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $10,842 and $0 offering costs, discounts, and commissions in 2021 and 2020, respectively	253,647	131
Cash paid for deferred offering costs	—	(1,055)
Borrowings on unsecured term notes	—	60,000
Principal payments on mortgages and unsecured term notes	(51,593)	(152,533)
Borrowings on unsecured revolving credit facility	175,600	192,000
Repayments on unsecured revolving credit facility	(175,600)	(141,000)
Cash distributions paid to stockholders	(73,278)	(52,779)
Cash distributions paid to non-controlling interests	(5,927)	(5,307)
Cash paid for earnout liability	(1,926)	—
Debt issuance and extinguishment costs paid	(946)	(122)
Net cash provided by (used in) financing activities	119,977	(100,665)
Net decrease in cash and cash equivalents and restricted cash	(23,720)	(10,469)
Cash and cash equivalents and restricted cash at beginning of period	110,728	20,311
Cash and cash equivalents and restricted cash at end of period	$87,008	$9,842

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$100,486	$12,455
Restricted cash at beginning of period	10,242	7,856
Cash and cash equivalents and restricted cash at beginning of period	$110,728	$20,311

Cash and cash equivalents at end of period	$78,987	$9,241
Restricted cash at end of period	8,021	601
Cash and cash equivalents and restricted cash at end of period	$87,008	$9,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At June 30, 2021, the Corporation owned a diversified portfolio of 684 individual commercial properties with 683 properties located in 42 U.S. states and one property located in British Columbia, Canada.

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

On September 21, 2020, the Corporation completed its initial public offering (“IPO”) and issued an aggregate of 37,000 shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) at $17.00 per share, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option on October 20, 2020, pursuant to a registration statement on Form S-11 (File No. 333-240381), as amended, under the Securities Act of 1933, as amended. Shares of Class A Common Stock were listed on the New York Stock Exchange (“NYSE”) under the symbol “BNL.” On March 20, 2021, each share of Class A Common Stock automatically converted into one share of Common Stock, and effective March 22, 2021, all shares of Common Stock were listed and freely tradeable on the NYSE under the symbol “BNL.” See Note 14.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	June 30, 2021			December 31, 2020
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	158,583	10,482	169,065	145,609	11,399	157,008
Percent ownership of OP	93.8%	6.2%	100.0%	92.7%	7.3%	100.0%

Refer to Note 16 for further discussion regarding the calculation of weighted average shares outstanding.

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

Long-lived Asset Impairment

The Company reviews long-lived assets, other than goodwill, to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. A significant judgment is made as to if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2021 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company's impairment charges, resulting primarily from changes in the Company's long-term hold strategy with respect to the individual properties.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2021	2020	2021	2020
Number of properties	—	2	1	3
Impairment charge	$—	$534	$2,012	$2,667

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Restricted cash consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Escrow funds and other	$8,021	$7,852
Undistributed 1031 proceeds	—	2,390
	$8,021	$10,242

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Rent received in advance	$13,396	$13,651

Provision for Uncollectible Rent

In accordance with ASC 842, Leases, provisions for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).

The following table summarizes the changes in the provision for uncollectible rent:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$343	$1,033	$201	$—
Provision for uncollectible rent	57	1,190	199	2,223
Write-offs	—	(1)	—	(1)
Ending balance	$400	$2,222	$400	$2,222

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

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of June 30, 2021:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	26.02% - 51.90%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of June 30, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	October 21, 2020	September 2020 through February 2021
Peer stock price volatility	35.0%	25.67% - 58.92%
Company's net asset value per diluted share	$17.77	(a)

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

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of February 7, 2020, the transaction date:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	April 15, 2020	March 2020 through May 2020
Peer stock price volatility	20.0%	16.22% to 23.09%
Company's net asset value per diluted share	$21.30	(b)

(b) The Company’s net asset value per diluted share was primarily based on the fair value of its real estate investment portfolio, together with the fair value of its other assets and liabilities. The fair value of the Company’s real estate investment portfolio as of the measurement date was determined using market capitalization rates that ranged between 6.05% and 7.09%.

The following table presents a reconciliation of the change in the earnout liability:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$6,385	$44,296	$7,509	$—
Allocation of Internalization purchase price at February 7, 2020	—	—	—	40,119
Change in fair value subsequent to Internalization	5,604	(6,321)	4,480	(2,144)
Payout of tranches earned	(1,926)	—	(1,926)	—
Ending balance	$10,063	$37,975	$10,063	$37,975

The changes in fair value were driven primarily by fluctuations in the Company's share price.

The balances of financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	(46,335)	—	(46,335)	—
Earnout liability	(10,063)	—	—	(10,063)

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(72,103)	$—	$(72,103)	$—
Earnout liability	(7,509)	—	—	(7,509)

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Mortgages, net, Unsecured term notes, net, and Unsecured revolving credit facility, which reflects the fair value of interest rate swaps:

(in thousands)	June 30, 2021	December 31, 2020
Carrying amount	$1,496,004	$1,547,667
Fair value	1,615,365	1,679,188

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at June 30, 2021 and December 31, 2020 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		June 30,	December 31,
(in thousands)	Financial Statement Presentation	2021	2020
Right-of-use assets	Prepaid expenses and other assets	$2,743	$3,075
Lease liabilities	Accounts payable and other liabilities	2,383	2,659

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

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). During the three and six months ended June 30, 2021, the Company achieved the earnout milestone applicable to tranche 1 of the earnout (see Note 4). As a result, the Company issued 145 shares of common stock, 248 OP Units and paid $1,926 of cash on June 22, 2021.

Conversion of OP Units to Common Stock

During the three and six months ended June 30, 2021, in a non-cash transaction (see Note 17), the Company converted 1,020 OP Units held by an affiliated third party to 1,020 shares of common stock at a total conversion value of $16,175.

4. Internalization

On February 7, 2020, the Company completed the Internalization and the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP. The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020.

In accordance with the Internalization, the Company is required to pay additional earnout consideration of up to $75,000 payable in four tranches of $10,000, $15,000, $25,000, and $25,000 if certain milestones related to the 40-day VWAP per REIT Share are achieved.

The consideration will consist of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration.

On June 16, 2021, the Company achieved a 40-day VWAP of $22.50, thereby triggering the payout of tranche 1 of the earnout representing 145 shares of common stock, 248 OP units, and $1,926 of cash, including amounts accrued for dividends.

For the remaining earnout tranches, the applicable 40-day VWAP per REIT Share and the applicable Earnout Periods are as follows:

		Number of
		Shares and		40-Day
(in thousands, except per share amounts)		OP Units	Approximate	VWAP of a
Tranche	Earnout Target(a)	Payable(b)	Amount of Cash (c)	REIT Share	Applicable Earnout Period
2	$15,000	589	$2,470	$23.75	September 2020 - September 2022
3	$25,000	983	$4,117	$24.375	September 2021 - September 2025
4	$25,000	983	$4,117	$25.00	September 2021 - September 2025

(a) Initial contractual value of applicable earnout tranche based on a $21.25 price per share/unit of common stock and OP Units. Does not take into account the actual per share price of common stock and OP Units at the time an applicable earnout tranche may be earned and paid.

(b) Calculated based on $21.25 price per share/unit of common stock and OP Units.

(c) Excludes dividends declared on tranche 2. Tranches 3 and 4 do not accrue dividends as they are declared.

On July 14, 2021 the Company achieved a 40-day VWAP of $23.75, thereby triggering the payout of tranche 2 of the earnout.

Condensed Pro Forma Financial Information (Unaudited)

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $389 and $6,137 of income, respectively, for the three and six months ended June 30, 2020. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Revenues	$80,371	$158,602
Net income	17,487	31,340

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the six months ended June 30, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(a)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
June 4, 2021	Retail	2	19,420
June 9, 2021	Industrial	1	8,500
June 9, 2021	Industrial	11	106,578
June 25, 2021	Retail	8	12,131
June 28, 2021	Healthcare	4	15,300
June 30, 2021	Retail	1	1,279
June 30, 2021	Healthcare	7	30,750
		62	$281,280	(b)

(a) Acquisition of additional land adjacent to an existing property.

(b) Acquisition price does not include capitalized acquisition costs of $3,045.

The Company did not complete any acquisitions of rental property during the six months ended June 30, 2020.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

For the Six Months Ended
(in thousands)	June 30, 2021
Land	$48,477
Land improvements	15,844
Buildings and improvements	197,064
Acquired in-place leases(c)	22,729
Acquired above-market lease (d)	211
$284,325

(c) The weighted average amortization period for acquired in-place leases is 14 years for acquisitions completed during the six months ended June 30, 2021.

(d) The weighted average amortization period for acquired above-market leases is 10 years for acquisitions completed during the six months ended June 30, 2021.

The above acquisitions were funded using a combination of available cash on hand and revolving credit facility borrowings. All real estate acquisitions closed during the six months ended June 30, 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to June 30, 2021, the Company closed on the following acquisitions (see Note 19):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
July 2, 2021	Industrial	(e)	$4,500
July 21, 2021	Retail	1	5,565
July 29, 2021	Retail	3	4,586
July 29, 2021	Industrial	1	13,041
July 30, 2021	Industrial	2	11,011
		7	$38,703

(e) Acquisition of land related to an existing property.

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2021	2020	2021	2020
Number of properties disposed	11	3	19	13
Aggregate sale price	$22,276	$10,538	$45,338	$47,723
Aggregate carrying value	(17,201)	(8,994)	(34,573)	(36,758)
Additional sales expenses	(1,237)	(498)	(2,194)	(2,300)
Gain on sale of real estate	$3,838	$1,046	$8,571	$8,665

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office, and other industries. At June 30, 2021, the Company had 667 real estate properties which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, and one that has been classified as a sales-type lease. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

(in thousands)	June 30, 2021	December 31, 2020
Land	$597,779	$555,748
Land improvements	291,981	279,360
Buildings and improvements	3,023,490	2,857,510
Equipment	11,870	11,870
	3,925,120	3,704,488
Less accumulated depreciation	(390,236)	(349,977)
	$3,534,884	$3,354,511

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Depreciation	$24,144	$23,560	$47,887	$47,075

Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$155,434
2022	313,871
2023	317,645
2024	314,115
2025	307,083
Thereafter	2,206,838
$3,614,986

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant’s gross sales. Additionally, certain of our leases provide tenants with the option to terminate their leases in exchange for termination penalties, or that are contingent upon the occurrence of a future event. Future lease payments within the table above have not been adjusted for these termination rights. During the three months ended June 30, 2021, the Company executed a lease amendment that provides a tenant the option, but not the obligation, to early terminate its lease in exchange for a termination payment representing approximately 113% of the remaining minimum lease payments.

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Undiscounted estimated lease payments to be received	$44,193	$45,782
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(30,320)	(31,753)
Reserve for credit losses	(165)	(166)
Net investment in direct financing leases	$28,911	$29,066

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$1,591
2022	3,241
2023	3,304
2024	3,361
2025	3,475
Thereafter	29,221
$44,193

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual rental amounts billed for operating leases	$75,011	$67,342	$148,256	$140,170
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,724	8,276	9,091	9,941
Variable rental amounts earned	114	51	205	74
Earned income from direct financing leases	728	855	1,458	1,842
Earned income from sales-type leases	15	—	29	—
Operating expenses billed to tenants	4,196	4,335	8,584	8,067
Other income from real estate transactions	28	702	33	731
Adjustment to revenue recognized for uncollectible rental amounts billed	(57)	(1,190)	(199)	(2,223)
Total Lease revenues, net	$84,759	$80,371	$167,457	$158,602

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	June 30, 2021	December 31, 2020
Lease intangibles:
Acquired above-market leases	$50,139	$54,616
Less accumulated amortization	(16,927)	(18,928)
Acquired above-market leases, net	33,212	35,688
Acquired in-place leases	359,962	340,958
Less accumulated amortization	(97,040)	(85,733)
Acquired in-place leases, net	262,922	255,225
Total intangible lease assets, net	$296,134	$290,913
Acquired below-market leases	$106,366	$107,788
Less accumulated amortization	(31,388)	(28,135)
Intangible lease liabilities, net	$74,978	$79,653
Leasing fees	$15,384	$15,462
Less accumulated amortization	(5,016)	(4,724)
Leasing fees, net	$10,368	$10,738

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Intangible	Financial Statement Presentation	2021	2020	2021	2020
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,058	$16,339	$14,005	$24,034
Above-market and below-market leases	Lease revenues, net	665	(1,016)	1,418	124

Amortization expense for the three and six months ended June 30, 2020, includes $11,481 and $12,058, respectively, of accelerated amortization resulting from early lease terminations, compared to none for the three and six months ended June 30, 2021.

Estimated future amortization of intangible assets and liabilities at June 30, 2021 is as follows:

(in thousands)
Remainder of 2021	$13,031
2022	24,090
2023	23,778
2024	23,019
2025	21,723
Thereafter	125,883
$231,524

9. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2021	December 31, 2020	Interest Rate(c) (d)	Maturity Date
Unsecured revolving credit facility(a)	$—	$—	(e) (f)	Sep. 2023
2022 Unsecured Term Loan(a)	60,000	60,000	one-month LIBOR + 1.00% (g)	Feb. 2022
2023 Unsecured Term Loan(a)	265,000	265,000	one-month LIBOR + 1.10% (h)	Jan. 2023
2024 Unsecured Term Loan(a)	190,000	190,000	one-month LIBOR + 1.00% (g)	Jun. 2024
2026 Unsecured Term Loan(a)	400,000	450,000	one-month LIBOR + 1.00% (i)	Feb. 2026
Senior Notes(a)
Series A	150,000	150,000	4.84%	Apr. 2027
Series B	225,000	225,000	5.09%	Jul. 2028
Series C	100,000	100,000	5.19%	Jul. 2030
	475,000	475,000
Total unsecured debt	1,390,000	1,440,000
Debt issuance costs, net(b)	(6,369)	(6,204)
Total unsecured debt, net	$1,383,631	$1,433,796

(a) The Company believes it was in compliance with all financial covenants for all periods presented.

(b) Amounts presented include debt issuance costs, net, related to the unsecured term notes and senior notes only.

(c) At June 30, 2021 and December 31, 2020, one-month LIBOR was 0.10% and 0.14%, respectively. At June 30, 2021 daily LIBOR was 0.09%.

(d) In January 2021, the Company received a credit rating of BBB, changing the applicable margin on variable rate unsecured debt effective February 1, 2021.

(e) At June 30, 2021, borrowings on the revolving credit facility were subject to interest at one-month LIBOR plus 1.00% or daily LIBOR rates plus 1.00%.

(f) At December 31, 2020, interest rate was one-month LIBOR plus 1.20%.

(g) At December 31, 2020, interest rate was one-month LIBOR plus 1.25%.

(h) At December 31, 2020, interest rate was one-month LIBOR plus 1.35%.

(i) At December 31, 2020, interest rate was one-month LIBOR plus 1.85%.

At June 30, 2021, the weighted average interest rate on all outstanding borrowings was 2.46%, exclusive of interest rate swap agreements.

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

For the six months ended June 30, 2021, the Company paid $951 in debt issuance costs associated with the amended 2026 Unsecured Term Loan. The Company did not incur debt issuance costs during the three months ended June 30, 2021. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. Based on the assessment, $946 of debt issuance costs incurred during the six months ended June 30, 2021 were deemed to be related to the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt.

Additionally, $126 of unamortized debt issuance costs were expensed during the six months ended June 30, 2021, and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

Debt issuance costs are amortized as a component of interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following table summarizes debt issuance cost amortization:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Debt issuance costs amortization	$956	$821	$1,870	$1,709

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of June 30, 2021, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

10. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	June 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2021	2020
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$47,357	$47,945	(a) (b) (c) (j)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,753	19,947	(a) (b) (c) (i)
PNC Bank	Oct-16	Nov-26	3.62%	17,297	17,498	(b) (c)
Sun Life	Mar-12	Oct-21	5.13%	10,252	10,469	(b) (e) (k)
Aegon	Apr-12	Oct-23	6.38%	6,650	7,039	(b) (f)
M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	4,695	4,769	(b) (d) (g) (h) (l)
Total mortgages				106,004	107,667
Debt issuance costs, net				(256)	(285)
Mortgages, net				$105,748	$107,382

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

(k) Mortgage was refinanced on July 30, 2021, see Note 19.

(l) Mortgage was paid in full on August 1, 2021, see Note 19.

At June 30, 2021, investment in rental property of $171,349 was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 9) at June 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$16,343
2022	62,907
2023	272,582
2024	192,260
2025	20,195
Thereafter	931,717
$1,496,004

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)					Fair Value
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	June 30, 2021	December 31, 2020
Bank of America, N.A.	November 2023	2.80%	one-month LIBOR	$25,000	$(1,435)	$(1,848)
Bank of Montreal	July 2024	1.16%	one-month LIBOR	40,000	(807)	(1,380)
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000	(1,149)	(1,725)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000	(1,616)	(2,351)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000	(1,282)	(2,039)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000	(2,276)	(3,523)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000	(762)	(1,156)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000	(1,454)	(2,372)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000	(2,102)	(3,234)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000	(1,766)	(2,994)
Capital One, National Association	December 2021	1.05%	one-month LIBOR	15,000	(71)	(141)
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000	(514)	(799)
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000	(2,031)	(3,078)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000	(1,310)	(1,843)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000	(825)	(1,806)
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000	(2,107)	(3,199)
M&T Bank	August 2021	1.02%	one-month LIBOR	4,694	(4)	(25)	(a), (b)
M&T Bank	September 2022	2.83%	one-month LIBOR	25,000	(791)	(1,139)
M&T Bank	November 2023	2.65%	one-month LIBOR	25,000	(1,349)	(1,785)
Regions Bank	December 2023	1.18%	one-month LIBOR	25,000	(506)	(763)
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000	(1,809)	(3,004)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000	(1,664)	(2,843)
Truist Financial Corporation	April 2024	1.99%	one-month LIBOR	25,000	(1,074)	(1,487)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000	(1,451)	(2,084)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000	(1,292)	(1,941)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000	(1,695)	(2,481)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000	(1,290)	(2,019)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000	(1,662)	(2,902)
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000	(357)	(1,445)
Wells Fargo Bank, N.A.	February 2021	2.39%	one-month LIBOR	35,000	—	(70)
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	15,000	(1,055)	(1,422)
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000	(2,491)	(3,555)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000	(6,338)	(9,650)
					$(46,335)	$(72,103)

(a) Notional amount at December 31, 2020 was $4,768.

(b) Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements were as follows:

		Reclassification from		Total Interest Expense
	Amount of Loss	Accumulated Other		Presented in the Condensed
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the Three Months Ended June 30,	Comprehensive Loss	Location	Loss	Income (Loss)
2021	$(2,911)	Interest expense	$4,039	$15,430
2020	(6,056)	Interest expense	3,416	19,513

	Amount of Gain	Reclassification from		Total Interest Expense
	(Loss)	Accumulated Other		Presented in the Condensed
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the Six Months Ended June 30,	Comprehensive Loss	Location	Loss	Income (Loss)
2021	$25,769	Interest expense	$8,055	$31,538
2020	(64,118)	Interest expense	4,301	40,504

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $15,821. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
OP Units exchanged for shares of common stock	1,127	—	1,165	—
Value of units exchanged	$17,859	$—	$18,465	$—

On June 16, 2021, the Company achieved the VWAP milestone applicable to tranche 1 of the earnout (see Note 4). As a result, the OP issued 248 non-controlling OP Units on June 22, 2021.

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company has mortgages with three institutions that comprised 63%, 16%, and 10% of total mortgages at June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021 and 2020, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues.

14. Equity

General

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500 shares of Common Stock, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10,580 and $433 of other expenses, were $253,487. The Company used the net proceeds to repay the remaining $160,600 principal due under the Company's revolving credit facility. The remaining net proceeds will be used for general business purposes, including acquisitions. As of June 30, 2021, the Company had $404 of accrued offering costs related to the public follow-on equity offering.

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

On June 16, 2021, the Company achieved the VWAP milestone applicable to tranche 1 of the earnout (see Note 4). As a result, the Company issued 145 shares of common stock on June 22, 2021.

15. Stock-Based Compensation

Restricted Stock Awards

On March 1, 2021, the Company awarded 199 shares of RSAs to certain officers and employees under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three or four year period from the date of grant and are subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The grant date fair value per share of $18.66 was based on the market price of the Company’s common stock on the grant date.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended	For the Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Compensation cost	$728	$2,423
Dividends declared on unvested RSAs	97	201
Grant date fair value of shares vested during the period	774	3,296

There were no RSAs at June 30, 2020.

(in thousands, except recognition period)	June 30, 2021	December 31, 2020
Unamortized value of RSAs	$6,304	$5,001
Weighted average amortization period (in years)	2.8	2.8

The following table presents information about the Company’s RSA activity:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	416	$19.62	341	$20.50
Granted	2	19.76	201	18.67
Vested	(40)	19.81	(164)	20.15
Forfeited	—	—	—	—
Unvested at end of period	378	$19.60	378	$19.60

There were no unvested shares at June 30, 2020.

Performance-based Restricted Stock Units

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

The following table presents information about the Company’s PRSUs:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except recognition period)	June 30, 2021	June 30, 2021
Compensation cost	$223	$297

		June 30, 2021
Unamortized value of PRSUs		$2,377
Weighted average amortization period (in years)		2.7

There were no PRSUs at June 30, 2020.

The following table presents information about the Company’s PRSU activity:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	—	—	132	24.40
Vested	—	—	—	—
Forfeited	—	—	22	24.40
Unvested at end of period	110	$24.40	110	$24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$21,214	$15,353	$43,437	$26,169
Less earnings allocated to unvested restricted shares	(97)	—	(201)	—
Net earnings used to compute basic earnings per common share	$21,117	$15,353	$43,236	$26,169

Diluted earnings:
Net earnings used to compute basic earnings per share	$21,117	$15,353	$43,236	$26,169
Net earnings attributable to non-controlling interests	1,606	1,745	3,343	2,777
Net earnings used to compute diluted earnings per common share	$22,723	$17,098	$46,579	$28,946

Weighted average number of common shares outstanding	146,506	107,422	146,089	106,765
Less weighted average unvested restricted shares (a)	(387)	—	(361)	—
Weighted average number of common shares outstanding used in basic earnings per common share	146,119	107,422	145,728	106,765
Effects of restricted stock units (b)	219	—	147	—
Effects of convertible membership units (c)	11,092	12,226	11,240	11,164
Weighted average number of common shares outstanding used in diluted earnings per common share	157,430	119,648	157,115	117,929

Basic earnings per share	$0.14	$0.14	$0.30	$0.25
Diluted earnings per share	$0.14	$0.14	$0.30	$0.25

(a) Represents the weighted average effects of 378 unvested restricted shares of common stock as of June 30, 2021, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.

(b) Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note

15).

(c) Represents the weighted average effects of 10,482 and 12,226 OP Units outstanding at June 30, 2021 and 2020, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $29,961 and $38,400 for the six months ended June 30, 2021 and 2020, respectively. Cash paid for income taxes was $734 and $945 for the six months ended June 30, 2021 and 2020, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the six months ended June 30, 2020, the Corporation issued 275 shares of Common Stock with a value of approximately $5,733 under the terms of the Distribution Reinvestment Plan (“DRIP”). The Company terminated the DRIP effective February 10, 2020.
•
During the six months ended June 30, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178,535, and earnout consideration with a fair value of $40,119 as consideration for the Internalization and assumed $90,484 of debt.
•
During the six months ended June 30, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2,513, with an offset to Additional paid-in capital, in accordance with the Company’s accounting policy.
•
During the six months ended June 30, 2021, the Company converted 1,165 OP Units valued at $18,466 to 1,165 shares of common stock.
•
At June 30, 2021, dividend amounts declared and accrued but not yet paid amounted to $43,184.

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

Balances associated with tenant improvement allowances are included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2021	December 31, 2020
Tenant improvement allowances	$313	$1,981

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of June 30, 2021, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

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

The following table summarizes the total lease costs associated with operating leases:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	Financial Statement Presentation	2021	2020	2021	2020
Operating lease costs
Office leases	General and administrative	$157	$155	$315	$207
Ground leases	Property and operating expense	34	34	67	67
Variable lease costs
Ground leases	Property and operating expense	14	12	28	30
Total lease costs		$205	$201	$410	$304

The following table summarizes payments associated with obligations under operating leases, reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease payments	$186	$183	$427	$311

Estimated future lease payments required under non-cancelable operating leases at June 30, 2021, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2021	$363
2022	690
2023	505
2024	120
2025	121
Thereafter	2,290
Total undiscounted cash flows	4,089
Less imputed interest	(1,706)
Lease liabilities	$2,383

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

19. Subsequent Events

On July 15, 2021, the Company paid distributions totaling $43,111.

On July 29, 2021, the Board of Directors declared a quarterly distribution of $0.255 per share on the Company’s common stock and OP Units for the third quarter of 2021, which will be payable on or before October 15, 2021 to stockholders and unit holders of record as of September 30, 2021.

Subsequent to June 30, 2021, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $38,700 of rental property and associated intangible assets and liabilities.

Subsequent to June 30, 2021, the Company paid one mortgage with a principal balance of $4,683 in full. Additionally, the Company refinanced one mortgage with a principal balance of $10,209 for a new principal balance of $7,500. Interest on the mortgage is at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.0% per annum, through the maturity date of July 2024. The interest rate at origination is 5.0%.

On July 14, 2021, the Company achieved a 40-day VWAP of $23.75, thereby triggering the payout of tranche 2 of the earnout representing 217 shares of common stock, 372 OP units, and $2,889 of cash, including amounts accrued for dividends.

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

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. As of June 30, 2021, our portfolio has grown to 684 properties, with 683 properties located in 42 U.S. states and one property located in British Columbia, Canada.

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

-
Diversified Portfolio. As of June 30, 2021, our portfolio comprised approximately 30.2 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, clinical, quick service restaurant, casual dining, food processing, flex/research and development, general merchandise, strategic operations, and automotive.
•
Geographic Diversity: Our properties are located in 42 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.2% of our ABR.
•
Tenant and Industry Diversity: Our properties are occupied by approximately 192 different commercial tenants who operate 179 different brands that are diversified across 55 differing industries, with no single tenant accounting for more than 2.3% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of June 30, 2021, our portfolio was approximately 99.7% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.4 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.9% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 85.5% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 9.0% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of June 30, 2021. The percentages below are calculated based on our ABR of $313.2 million as of June 30, 2021.

Diversification by Property Type

$313 M
Annualized
Base Rent

Industrial	46%
Distribution & Warehouse	15%
Manufacturing	14%
Food Processing	6%
Flex and R&D	5%
Cold Storage	4%
Services	2%

Healthcare	19%
Clinical	8%
Animal Health Services	3%
Surgical	3%
Healthcare Services	3%
Life Science	2%

Restaurants	14%
Quick Service Restaurants	8%
Casual Dining	6%

Retail	11%
General Merchandise	5%
Automotive	4%
Home Furnishings	2%

Office	10%
Strategic Operations	5%
Corporate Headquarters	3%
Call Center	2%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	42	$46,668	14.9%	8,950	29.6%
Manufacturing	56	42,724	13.6%	7,732	25.6%
Food Processing	14	18,455	5.9%	2,132	7.1%
Flex and R&D	7	16,934	5.4%	1,457	4.8%
Cold Storage	4	12,600	4.0%	933	3.1%
Services	19	7,787	2.5%	445	1.5%
Industrial Total	142	145,168	46.3%	21,649	71.7%
Healthcare
Clinical	50	24,831	7.9%	1,055	3.6%
Animal Health Services	27	10,188	3.3%	405	1.3%
Surgical	11	9,592	3.1%	316	1.0%
Healthcare Services	27	7,829	2.5%	315	1.0%
Life Science	9	7,539	2.4%	549	1.8%
Untenanted	2	-	0.0%	23	0.1%
Healthcare Total	126	59,979	19.2%	2,663	8.8%
Restaurant
Quick Service Restaurants	148	24,468	7.8%	505	1.7%
Casual Dining	84	19,657	6.3%	543	1.8%
Untenanted	2	—	0.0%	10	0.0%
Restaurant Total	234	44,125	14.1%	1,058	3.5%
Retail
General Merchandise	82	14,472	4.6%	1,072	3.5%
Automotive	68	12,830	4.1%	844	2.8%
Home Furnishings	13	6,916	2.2%	797	2.6%
Untenanted	2	—	0.0%	63	0.2%
Retail Total	165	34,218	10.9%	2,776	9.1%
Office
Strategic Operations	7	13,835	4.4%	1,021	3.4%
Corporate Headquarters	6	10,167	3.3%	671	2.2%
Call Center	4	5,731	1.8%	392	1.3%
Office Total	17	29,733	9.5%	2,084	6.9%
Total	684	$313,223	100.0%	30,230	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	24	$7,307	2.3%	196	0.6%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,026	2.2%	147	0.5%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,395	2.0%	1,537	5.1%
Axcelis Technologies, Inc.	Flex and R&D	1	5,859	1.9%	417	1.4%
Hensley & Company*	Distribution & Warehouse	3	5,756	1.8%	577	1.9%
BluePearl Holdings, LLC*	Animal Health Services	13	5,308	1.7%	160	0.5%
Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,192	1.7%	140	0.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.6%	156	0.5%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,862	1.6%	545	1.8%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.6%	1,302	4.3%
Total Top 10 Tenants		163	57,599	18.4%	5,177	17.1%

Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,409	1.4%	310	1.0%
Arkansas Surgical Hospital	Surgical	1	4,260	1.4%	129	0.4%
Nationwide Mutual Insurance Company*	Strategic Operations	2	4,248	1.4%	407	1.3%
Cascade Aerospace Inc.	Manufacturing	1	4,187	1.4%	231	0.8%
American Signature, Inc.	Home Furnishings	6	4,141	1.3%	474	1.6%
Tractor Supply Company	General Merchandise	15	3,872	1.2%	300	1.0%
Fresh Express Incorporated	Food Processing	1	3,869	1.2%	335	1.1%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,819	1.2%	154	0.5%
Dollar General Corporation	General Merchandise	35	3,510	1.1%	320	1.1%
Centene Management Company, LLC	Strategic Operations	1	3,377	1.1%	220	0.8%
Total Top 20 Tenants		227	$97,291	31.1%	8,057	26.7%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Red Lobster*	Casual Dining	24	$7,307	2.3%	196	0.6%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,026	2.2%	147	0.5%
Ryerson	Distribution & Warehouse	11	6,395	2.0%	1,537	5.1%
Axcelis	Flex and R&D	1	5,859	1.9%	417	1.4%
Hensley*	Distribution & Warehouse	3	5,756	1.8%	577	1.9%
BluePearl Veterinary Partners*	Animal Health Services	13	5,308	1.7%	160	0.5%
Bob Evans Farms*1	Casual Dining/Food Processing	21	5,246	1.7%	282	1.0%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.6%	156	0.5%
Siemens	Manufacturing/Flex and R&D	2	4,862	1.6%	545	1.8%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.6%	1,302	4.3%
Total Top 10 Brands		162	57,653	18.4%	5,319	17.6%

Wendy's**	Quick Service Restaurants	31	4,532	1.5%	88	0.3%
Outback Steakhouse*	Casual Dining	20	4,492	1.4%	126	0.4%
Nestle'	Cold Storage	1	4,409	1.4%	310	1.0%
Arkansas Surgical Hospital	Surgical	1	4,260	1.4%	129	0.4%
Nationwide Mutual Insurance Co.*	Strategic Operations	2	4,248	1.4%	407	1.3%
Cascade Aerospace	Manufacturing	1	4,187	1.4%	231	0.8%
Value City Furniture	Home Furnishings	6	4,142	1.3%	474	1.6%
Taco Bell**	Quick Service Restaurants	31	4,101	1.3%	80	0.3%
Tractor Supply Co.	General Merchandise	15	3,872	1.2%	300	1.0%
Chiquita	Food Processing	1	3,869	1.2%	335	1.1%
Total Top 20 Brands		271	$99,765	31.9%	7,799	25.8%

1  Brand includes one BEF Foods, Inc property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	ABR as a % of Total Portfolio
Healthcare Facilities	99	$47,073	15.0%	1,874	6.2%
Restaurants	234	44,788	14.3%	1,082	3.6%
Distributors	24	13,889	4.4%	2,519	8.3%
Food Distributors	7	12,957	4.1%	1,556	5.1%
Auto Parts & Equipment	39	12,396	4.0%	2,387	7.9%
Specialized Consumer Services	47	12,004	3.8%	720	2.4%
Packaged Foods & Meats	6	11,390	3.6%	1,130	3.7%
Metal & Glass Containers	8	9,686	3.1%	2,206	7.3%
Healthcare Services	18	9,018	2.9%	515	1.7%
Home Furnishing Retail	16	8,696	2.8%	1,149	3.8%
Specialty Stores	19	8,279	2.7%	1,023	3.4%
Aerospace & Defense	6	7,825	2.5%	921	3.0%
Electronic Components	2	6,658	2.1%	466	1.6%
Air Freight & Logistics	3	6,516	2.1%	436	1.5%
General Merchandise Stores	60	6,090	2.0%	533	1.8%
Other (40 industries)	90	95,958	30.6%	11,617	38.4%
Untenanted properties	6	—	—	96	0.3%
Total	684	$313,223	100.0%	30,230	100.0%

Diversification by Geography

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 684 TOTAL STATES: 42 + British Columbia

State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	59	$32,074	10.2%	3,366	11.1%	MO	10	$4,781	1.5%	959	3.2%
IL	26	19,922	6.4%	1,991	6.6%	WA	15	4,185	1.3%	150	0.5%
FL	47	16,345	5.2%	859	2.8%	KY	18	4,110	1.3%	338	1.1%
CA	11	15,735	5.0%	1,554	5.1%	LA	3	3,128	1.0%	175	0.6%
WI	32	15,655	5.0%	1,611	5.3%	NE	6	2,967	0.9%	509	1.7%
MI	35	14,762	4.7%	1,439	4.8%	MD	4	2,903	0.9%	293	1.0%
OH	34	14,149	4.5%	1,364	4.5%	NM	8	2,764	0.9%	96	0.3%
NC	35	12,810	4.1%	1,308	4.3%	MS	8	2,736	0.9%	334	1.1%
MN	21	12,761	4.1%	2,029	6.7%	IA	4	2,704	0.9%	622	2.1%
IN	29	12,690	4.0%	1,759	5.8%	SC	13	2,466	0.8%	308	1.0%
PA	16	10,923	3.5%	1,416	4.7%	WV	16	2,456	0.8%	109	0.4%
TN	43	10,694	3.4%	516	1.7%	UT	3	2,328	0.7%	280	0.9%
NY	26	10,532	3.4%	680	2.3%	CT	2	1,690	0.5%	55	0.2%
MA	5	10,286	3.3%	1,026	3.4%	MT	7	1,544	0.5%	43	0.1%
AZ	8	8,553	2.7%	761	2.5%	CO	3	1,434	0.5%	94	0.3%
AL	44	7,981	2.5%	186	0.6%	NV	2	1,311	0.4%	81	0.3%
AR	11	7,385	2.4%	282	0.9%	DE	4	1,124	0.4%	133	0.4%
GA	21	7,334	2.3%	1,056	3.5%	ND	2	933	0.3%	28	0.1%
OK	20	7,080	2.3%	944	3.1%	WY	1	307	0.1%	21	0.1%
VA	17	5,364	1.7%	204	0.7%	VT	1	305	0.1%	15	0.1%
KS	10	4,925	1.6%	639	2.1%	Total US	683	$309,036	98.6%	29,999	99.2%
NJ	3	4,900	1.6%	366	1.2%	Total Canada	1	4,187	1.4%	231	0.8%
						Grand Total	684	$313,223	100.0%	30,230	100.0%

Lease Expirations

As of June 30, 2021, the ABR weighted average remaining term of our leases was approximately 10.4 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 45.8% of our rental revenue was derived from leases that will expire after 2030, and no more than 8.7% of our rental revenue was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of June 30, 2021.

Expiration Year	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040+
Number of properties	2	3	6	11	19	34	27	36	66	96	23	44	42	32	16	82	24	33	12	70
Number of leases	2	4	7	11	22	31	27	30	34	52	18	29	16	21	12	19	9	29	7	11

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2021	2	$294	0.1%	37	0.1%
2022	3	2,410	0.8%	85	0.3%
2023	6	4,848	1.5%	515	1.7%
2024	11	13,811	4.4%	1,689	5.6%
2025	19	7,872	2.5%	682	2.3%
2026	34	18,626	5.9%	1,404	4.6%
2027	27	23,148	7.4%	2,010	6.7%
2028	36	27,307	8.7%	2,746	9.1%
2029	66	20,638	6.6%	2,647	8.8%
2030	96	51,029	16.3%	5,030	16.6%
2031	23	7,527	2.4%	737	2.4%
2032	44	25,963	8.3%	3,014	10.0%
2033	42	16,858	5.4%	1,717	5.7%
2034	32	5,817	1.9%	376	1.2%
2035	16	11,461	3.7%	1,552	5.1%
2036	82	23,320	7.4%	2,506	8.3%
2037	24	17,256	5.5%	1,367	4.5%
2038	33	6,805	2.2%	306	1.0%
2039	12	9,066	2.9%	933	3.1%
2040	33	5,906	1.9%	317	1.1%
Thereafter	37	13,261	4.2%	464	1.5%
Untenanted properties	6	—	—	96	0.3%
Total	684	$313,223	100.0%	30,230	100.0%
Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

Lease Revenues, net

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Contractual rental amounts billed for operating leases	$75,011	$73,245	$1,766	2.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,724	4,367	357	8.2%
Variable rental amounts earned	114	91	23	25.3%
Earned income from direct financing leases	728	730	(2)	(0.3)%
Earned income from sales-type leases	15	14	1	7.1%
Operating expenses billed to tenants	4,196	4,388	(192)	(4.4)%
Other income from real estate transactions	28	5	23	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed	(57)	(142)	85	(59.9)%
Total Lease revenues, net	$84,759	$82,698	$2,061	2.5%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during the first quarter of 2021. During the first quarter of 2021, we invested $87.3 million, excluding capitalized acquisition costs, in 28 properties at a weighted average initial cash cap rate of 6.4%. Most of these acquisitions closed during the month of March 2021, and therefore did not materially contribute to Lease revenues, net for the three months ended March 31, 2021.

Operating Expenses

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Operating expenses
Depreciation and amortization	$31,225	$30,713	$512	1.7%
Property and operating expense	4,572	4,605	(33)	(0.7)%
General and administrative	8,655	10,633	(1,978)	(18.6)%
Provision for impairment of investment in rental properties	—	2,012	(2,012)	(100.0)%
Total operating expenses	$44,452	$47,963	$(3,511)	(7.3)%

General and administrative

The decrease in general and administrative expenses for the three months ended June 30, 2021 was primarily due to the payment of severance associated with the departure of an executive officer during the three months ended March 31, 2021.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2021, we recognized $2.0 million of impairment on our investments in rental properties. No properties were impaired during the three months ended June 30, 2021. The following table presents the impairment charges for the three months ended March 31, 2021:

(in thousands, except number of properties)
Number of properties	1
Carrying value prior to impairment charge	$2,818
Fair value	806
Impairment charge	$2,012

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Other income (expenses)
Interest income	$6	$5	$1	20.0%
Interest expense	(15,430)	(16,108)	(678)	(4.2)%
Cost of debt extinguishment	—	(126)	(126)	(100.0)%
Gain on sale of real estate	3,838	4,733	(895)	(18.9)%
Income taxes	(301)	(413)	(112)	(27.1)%
Change in fair value of earnout liability	(5,604)	1,124	(6,728)	>(100.0)%
Other income (expenses)	4	10	(6)	(60.0)%

Change in fair value of earnout liability

As part of the Internalization, we may be required to pay additional earnout consideration if certain milestones are achieved during the Earnout Periods. We record the fair value of this contingent consideration in the Condensed Consolidated Balance Sheets, and update the fair value at the end of each reporting period. To the extent the change in fair value relates to a portion of the earnout consideration that is classified as a liability, we record the change through earnings. We estimate the fair value of the earnout liability by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis to estimate fair value. These estimates require us to make various assumptions about future share prices, and other items that are unobservable and are considered Level 3 inputs in the fair value hierarchy. The change in the fair value of the earnout liability during the three months ended June 30, 2021, reflects an increase in our share price as compared to March 31, 2021.

Net income and Net earnings per diluted share

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands, except per share data)	2021	2021	$	%
Net income	$22,820	$23,960	$(1,140)	(4.8)%
Net earnings per diluted share	0.14	0.15	(0.01)	(6.7)%

The decrease in net income is primarily due to a $6.7 million change in the fair value of our earnout liability, partially offset by a $2.1 million increase in revenues, a $2.0 million decrease in general and administrative expenses and $2.0 million decrease in impairment of investment in rental properties.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Lease Revenues, net

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Contractual rental amounts billed for operating leases	$148,256	$140,170	$8,086	5.8%
Adjustment to recognize contractual operating lease billings on a straight-line basis	9,091	9,941	(850)	(8.6)%
Variable rental amounts earned	205	74	131	>100.0%
Earned income from direct financing leases	1,458	1,842	(384)	(20.8)%
Earned income from sales-type leases	29	—	29	100.0%
Operating expenses billed to tenants	8,584	8,067	517	6.4%
Other income from real estate transactions	33	731	(698)	(95.5)%
Adjustment to revenue recognized for uncollectible rental amounts billed	(199)	(2,223)	2,024	(91.0)%
Total Lease revenues, net	$167,457	$158,602	$8,855	5.6%

The increase in Lease revenues, net, was primarily attributable to growth in our real estate portfolio through accretive property acquisitions during the fourth quarter of 2020 and first quarter of 2021. During this period, we invested $187.6 million, excluding capitalized acquisition costs, in 47 properties at a weighted average initial cash cap rate of 6.6%. We did not acquire any properties during the first half of 2020 as a result of the COVID-19 pandemic.

Operating Expenses

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Operating expenses
Depreciation and amortization	$61,938	$71,140	$(9,202)	(12.9)%
Asset management fees	—	2,461	(2,461)	(100.0)%
Property management fees	—	1,275	(1,275)	(100.0)%
Property and operating expense	9,177	8,305	872	10.5%
General and administrative	19,288	11,542	7,746	67.1%
Provision for impairment of investment in rental properties	2,012	2,667	(655)	(24.6)%
Total operating expenses	$92,415	$97,390	$(4,975)	(5.1)%

Depreciation and amortization

The decrease in depreciation and amortization was due to the accelerated amortization resulting from early lease termination during the six months ended June 30, 2020 (as a result of the COVID-19 pandemic), compared to none during the six months ended June 30, 2021.

Asset management fees and Property management fees

The decrease in asset management fees and property management fees was due to the completion of the Internalization in February 2020, which terminated the associated agreements with our third-party manager.

General and administrative

The increase in general and administrative expenses mainly reflects the impact of the Internalization associated with our newly acquired employee base. Following the Internalization, our asset and property management fees were replaced with compensation and related expenses, along with associated general and administrative expenses in February 2020.

Other income (expenses)

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Other income (expenses)
Interest income	$11	$20	$(9)	(45.0)%
Interest expense	(31,538)	(40,504)	(8,966)	22.1%
Cost of debt extinguishment	(126)	(22)	104	>100.0%
Gain on sale of real estate	8,571	8,665	(94)	(1.1)%
Income taxes	(714)	(951)	(237)	(24.9)%
Internalization expenses	—	(1,594)	(1,594)	(100.0)%
Change in fair value of earnout liability	(4,480)	2,144	(6,624)	>(100.0)%
Other income (expenses)	14	(24)	38	>(100.0)%

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

Internalization expenses

During the six months ended June 30, 2020, we incurred $1.6 million of third-party fees and consulting expenses associated with the Internalization. We did not incur these expenses during the six months ended June 30, 2021.

Change in fair value of earnout liability

The change in the fair value of the earnout liability during the six months ended June 30, 2021, reflects a increase in our period end share price.

Net income and Net earnings per diluted share

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2021	2020	$	%
Net income	$46,780	$28,946	$17,834	61.6%
Net earnings per diluted share	0.30	0.25	0.05	20.0%

The increase in net income, is primarily due to revenue growth of $8.9 million, a $9.2 million decrease in depreciation and amortization expenses, a $9.0 million decrease in interest expense, a $3.8 million decrease in asset and property management fees, and a $1.6 million decrease in Internalization expenses. These factors were partially offset by a $7.7 million increase in general and administrative expenses and $6.6 million change in the fair value of our earnout liability.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our investment grade credit ratings of BBB from S&P and Baa3 from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of June 30, 2021, we had total debt outstanding of $1.5 billion, Net Debt of $1.4 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of approximately 4.76x.

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

As detailed in the contractual obligations table below, we have approximately $45.7 million of expected obligations due to be paid throughout the remainder of 2021, primarily consisting of $16.3 million of mortgage maturities, and $28.7 million of interest expense due, including the impact of our interest rate swaps. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital is provided through unsecured term notes, revolving credit facilities, and senior unsecured notes. Further, we anticipate having the ability to access the public unsecured bond market, which was historically unavailable to us prior to our IPO.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s lease terms, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. Our $60 million 2022 Unsecured Term Loan has a short-term maturity date of February 2022. We expect to either repay the 2022 Unsecured Term Loan with available cash on hand, or with borrowings under our Revolving Credit Facility. We currently have full capacity available under our $900 million Revolving Credit Facility.

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

On June 28, 2021, we completed our first public follow-on equity offering and issued 11.5 million shares of stock for net proceeds of $253.5 million, including shares issued pursuant to the underwriters' full exercise of their over-allotment option. We used the net proceeds to repay the remaining $160.6 million principal due under the revolving credit facility. The remaining net proceeds will be used for general business purposes, including acquisitions.

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on equity offerings and an at-the-market (“ATM”) program.

Unsecured Indebtedness and Capital Markets Activities as of and for the Six Months Ended June 30, 2021

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and Senior Notes at June 30, 2021.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$—	one-month LIBOR + 1.00% or daily LIBOR + 1.00%	Sept. 2023
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.00%	Feb. 2022
2023 Unsecured Term Loan	265,000	one-month LIBOR + 1.10%	Jan. 2023
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
Senior Notes
Series A	150,000	4.84%	Apr. 2027
Series B	225,000	5.09%	Jul. 2028
Series C	100,000	5.19%	Jul. 2030
	475,000
Total unsecured debt	1,390,000

As announced on January 21, 2021, S&P assigned the Company an initial credit rating of 'BBB' with a stable outlook. As a result of this credit rating, the margin of our existing bank loans was reduced by 25 basis points beginning in February 2021, the applicable margin on borrowings under our Revolving Credit Facility was reduced by 20 basis points, and our access to a diverse set of advantageous funding sources should expand. During the three months ended March 31, 2021, Moody’s reaffirmed our ‘Baa3’ credit rating and updated their outlook from "stable" to "positive."

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

We have full capacity available under our $900 million Revolving Credit Facility as of June 30, 2021.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of June 30, 2021, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

We attempt to manage our interest rate risk by entering into interest rate swaps. As of June 30, 2021, we had 32 interest rate swaps outstanding in an aggregate notional amount of $824.7 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents and restricted cash totaled $87.0 million and $9.8 million at June 30, 2021 and June 30, 2020, respectively. The table below shows information concerning cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$99,015	$79,458
Net cash (used in) provided by investing activities	(242,712)	10,738
Net cash provided by (used in) financing activities	119,977	(100,665)
Decrease in cash and cash equivalents and restricted cash	$(23,720)	$(10,469)

The increase in net cash provided by operating activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The increase in cash used in investing activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, was mainly due to increased acquisition volume in 2021 offset by decrease in cash paid in connection with the Internalization.

The change in net cash provided by (used in) by financing activities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 mainly reflects net proceeds from our first public follow-on equity offering during the second quarter of 2021 as compared to net repayment of debt in the first half of 2020.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2021 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2021	$—	$—	$—	$16,343	$28,650	$313	$363	$45,669
2022	60,000	—	—	2,907	55,404	—	690	119,001
2023	265,000	—	—	7,582	50,908	—	505	323,995
2024	190,000	—	—	2,260	45,939	—	120	238,319
2025	—	—	—	20,195	42,377	—	121	62,693
Thereafter	400,000	—	475,000	56,717	82,158	—	2,290	1,016,165
Total	$915,000	$—	$475,000	$106,004	$305,436	$313	$4,089	$1,805,842

(a) We may extend the Revolving Credit Facility twice, each for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

(b) Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2021. This amount includes the impact of interest rate swap agreements.

(c) We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At June 30, 2021 and December 31, 2020, investment in rental property of $171.3 million and $173.5 million, respectively, was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of June 30, 2021, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rental rates over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. In situations where we granted short-term rent deferrals as a result of the COVID-19 pandemic, and such deferrals were probable of collection and expected to be repaid within a short term, we continued to recognize the same amount of GAAP lease revenues each period. Consistent with GAAP lease revenues, the short-term deferrals associated with COVID-19 did not impact our AFFO.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Net income	$22,820	$23,960	$46,780	$28,946
Real property depreciation and amortization	31,202	30,690	61,892	71,109
Gain on sale of real estate	(3,838)	(4,733)	(8,571)	(8,665)
Provision for impairment on investment in rental properties	—	2,012	2,012	2,667
FFO	$50,184	$51,929	$102,113	$94,057
Straight-line rent adjustment	(4,979)	(4,632)	(9,611)	(7,763)
Adjustment to provision for credit losses	—	(1)	(1)	(127)
Cost of debt extinguishment	—	126	126	22
Amortization of debt issuance costs	956	914	1,870	1,709
Amortization of net mortgage premiums	(37)	(35)	(72)	(72)
Gain on interest rate swaps and other non-cash interest expense	(42)	(41)	(83)	(83)
Amortization of lease intangibles	(641)	(728)	(1,369)	(119)
Internalization expenses	—	—	—	1,594
Stock-based compensation	951	1,769	2,720	—
Severance	32	1,243	1,275	26
Change in fair value of earnout liability	5,604	(1,124)	4,480	(2,144)
Other expenses	(4)	(10)	(14)	24
AFFO	$52,024	$49,410	$101,434	$87,124

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	June 30, 2021	March 31, 2021
Net income	$22,820	$23,960
Depreciation and amortization	31,225	30,713
Interest expense	15,430	16,108
Income taxes	301	413
EBITDA	$69,776	$71,194
Provision for impairment of investment in rental properties	—	2,012
Gain on sale of real estate	(3,838)	(4,733)
EBITDAre	$65,938	$68,473
Adjustment for current quarter acquisition activity (a)	2,761	1,365
Adjustment for current quarter disposition activity (b)	(353)	(278)
Adjustment to exclude non-recurring and other expenses (c)	—	2,100
Adjustment to exclude change in fair value of earnout liability	5,604	(1,124)
Adjustment exclude write-off of accrued rental income	—	442
Adjustment to exclude cost of debt extinguishments	—	126
Adjusted EBITDAre	$73,950	$71,104
Annualized EBITDAre	$263,761	$273,888
Annualized Adjusted EBITDAre	$295,808	$284,414

(a) Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.

(b) Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.

(c) Amounts include $1.2 million of severance and $0.9 million of accelerated stock-based compensation associated with the departure of executive officers during the three months ended March 31, 2021.

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

(in thousands)	June 30, 2021	March 31, 2021
Debt
Revolving Credit Facility	$—	$15,000
Unsecured term notes, net	1,383,631	1,383,283
Mortgages and notes payable, net	105,748	106,559
Debt issuance costs	6,625	6,988
Gross Debt	1,496,004	1,511,830
Cash and cash equivalents	(78,987)	(10,205)
Restricted cash	(8,021)	(8,145)
Net Debt	$1,408,996	$1,493,480
Net Debt to Annualized EBITDAre	5.34x	5.45x
Net Debt to Annualized Adjusted EBITDAre	4.76x	5.25x

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the six months ended June 30, 2021, to the items that we disclosed as our critical accounting policies in our 2020 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our Senior Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.4 billion and $1.5 billion, respectively, as of June 30, 2021. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $73.4 million as of June 30, 2021.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $919.7 million as of June 30, 2021, of which $824.7 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest would have a corresponding $1.0 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2021, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

BROADSTONE NET LEASE, INC.

Date: August 4, 2021	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: August 4, 2021	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer