Form 10-Q
period 2021-09-30
Broadstone Net Lease, Inc.
filed 2021-11-02
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021, or

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

There were 161,266,662 shares of the Registrant’s Common Stock, $0.00025 par value per share, outstanding as of October 29, 2021.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,674,206	$3,354,511
Accounted for using the direct financing method	28,830	29,066
Accounted for using the sales-type method	568	567
Investment in rental property, net	3,703,604	3,384,144
Cash and cash equivalents	16,182	100,486
Accrued rental income	112,163	102,117
Tenant and other receivables, net	940	1,604
Prepaid expenses and other assets	13,819	22,277
Goodwill	339,769	339,769
Intangible lease assets, net	301,046	290,913
Debt issuance costs – unsecured revolving credit facility, net	4,658	6,435
Leasing fees, net	9,791	10,738
Total assets	$4,501,972	$4,258,483

Liabilities and equity
Unsecured revolving credit facility	$—	$—
Mortgages, net	97,530	107,382
Unsecured term loans, net	646,458	961,330
Senior unsecured notes, net	843,665	472,466
Interest rate swap, liabilities	36,196	72,103
Earnout liability	—	7,509
Accounts payable and other liabilities	79,606	74,936
Accrued interest payable	9,895	4,023
Intangible lease liabilities, net	72,497	79,653
Total liabilities	1,785,847	1,779,402

Commitments and contingencies (See Note 18)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 161,255 shares issued and outstanding at September 30, 2021; 440,000 shares authorized, 108,609 shares issued and outstanding at December 31, 2020	40	27
Class A common stock, $0.00025 par value; no shares authorized, issued or outstanding at September 30, 2021; 60,000 shares authorized, 37,000 shares issued and outstanding at December 31, 2020	—	9
Additional paid-in capital	2,895,219	2,624,997
Cumulative distributions in excess of retained earnings	(305,665)	(259,673)
Accumulated other comprehensive loss	(37,590)	(66,255)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,552,004	2,299,105
Non-controlling interests	164,121	179,976
Total equity	2,716,125	2,479,081
Total liabilities and equity	$4,501,972	$4,258,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Lease revenues, net	$122,777	$80,744	$290,234	$239,346

Operating expenses
Depreciation and amortization	36,682	31,363	98,620	102,503
Asset management fees	—	—	—	2,461
Property management fees	—	—	—	1,275
Property and operating expense	4,842	4,187	14,019	12,492
General and administrative	8,552	7,214	27,840	18,756
Provision for impairment of investment in rental properties	25,989	14,732	28,001	17,399
Total operating expenses	76,065	57,496	168,480	154,886

Other income (expenses)
Interest income	—	—	11	20
Interest expense	(15,611)	(18,511)	(47,149)	(59,015)
Cost of debt extinguishment	(242)	(392)	(368)	(414)
Gain on sale of real estate	1,220	1,060	9,791	9,725
Income taxes	(473)	(129)	(1,187)	(1,080)
Internalization expenses	—	(1,929)	—	(3,523)
Change in fair value of earnout liability	(1,059)	6,362	(5,539)	8,506
Other (expenses) income	(25)	2	(11)	(22)
Net income	30,522	9,711	77,302	38,657
Net income attributable to non-controlling interests	(1,824)	(961)	(5,167)	(3,738)
Net income attributable to Broadstone Net Lease, Inc.	$28,698	$8,750	$72,135	$34,919

Weighted average number of common shares outstanding
Basic	159,226	111,155	150,227	108,228
Diluted	169,587	123,381	161,273	119,747

Net earnings per share attributable to common stockholders
Basic and diluted	$0.18	$0.08	$0.48	$0.32
Comprehensive income (loss)
Net income	$30,522	$9,711	$77,302	$38,657
Other comprehensive income (loss)
Change in fair value of interest rate swaps	4,559	4,352	30,328	(59,766)
Realized loss (gain) on interest rate swaps	85	(42)	2	(125)
Comprehensive income (loss)	35,166	14,021	107,632	(21,234)
Comprehensive (income) loss attributable to non-controlling interests	(2,101)	(1,387)	(7,313)	1,510
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$33,065	$12,634	$100,319	$(19,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	22,223	—	1,737	23,960
Issuance of 211 shares of common stock	—	—	233	—	—	—	233
Offering costs, discounts and commissions	—	—	(500)	—	—	—	(500)
Stock-based compensation	—	—	1,769	—	—	—	1,769
Retirement of 45 shares of common stock	—	—	(832)	—	—	—	(832)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—
Distributions declared ($0.250 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697
Net income	—	—	—	21,214	—	1,606	22,820
Issuance of 11,659 shares of common stock	4	—	264,795	—	—	—	264,799
Issuance of 248 OP Units	—	—	—	—	—	—	—
Offering costs, discounts and commissions	—	—	(11,013)	—	—	—	(11,013)
Stock-based compensation	—	—	951	—	—	—	951
Retirement of 16 shares of common stock	—	—	(309)	—	—	—	(309)
Conversion of 1,127 OP Units to 1,127 shares of common stock	—	—	17,859	—	—	(17,859)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,696)	—	(2,788)	(43,484)
Change in fair value of interest rate swap agreements	—	—	—	—	(2,708)	(203)	(2,911)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(4)	(42)
Adjustment to non-controlling interests	—	—	(7,472)	—	(466)	7,938	—
Balance, June 30, 2021	$40	$—	$2,890,131	$(293,622)	$(41,896)	$168,855	$2,723,508
Net income	—	—	—	28,698	—	1,824	30,522
Issuance of 957 shares of common stock	—	—	281	—	—	—	281
Issuance of 1,611 OP Units	—	—	—	—	—	—	—
Offering costs, discounts and commissions	—	—	(256)	—	—	—	(256)
Stock-based compensation	—	—	949	—	—	—	949
Retirement of three shares of common stock	—	—	(75)	—	—	—	(75)
Forfeiture of five shares of common stock	—	—	(25)	—	—	—	(25)
Conversion of 1,723 OP Units to 1,723 shares of common stock	—	—	27,755	—	—	(27,755)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,741)	—	(2,682)	(43,423)
Change in fair value of interest rate swap agreements	—	—	—	—	4,287	272	4,559
Realized loss on interest rate swap agreements	—	—	—	—	80	5	85
Adjustment to non-controlling interests	—	—	(23,541)	—	(61)	23,602	—
Balance, September 30, 2021	$40	$—	$2,895,219	$(305,665)	$(37,590)	$164,121	$2,716,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$—	$1,895,935	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	10,816	—	710	11,526	—	322	322
Issuance of 293 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,097	—	—	—	6,097	66,376	—	66,376
Issuance of 5,278 mezzanine non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(2,416)	—	—	—	(2,416)	—	2,416	2,416
Distributions declared ($0.330 per share and OP Unit)	—	—	—	(35,299)	—	(2,100)	(37,399)	—	(1,161)	(1,161)
Change in fair value of interest rate swap agreements	—	—	—	—	(53,014)	(3,472)	(56,486)	—	(1,576)	(1,576)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(2)	(40)	—	(2)	(2)
Balance, March 31, 2020	$26	$—	$1,899,616	$(233,067)	$(73,138)	$106,542	$1,699,979	$66,376	$112,158	$178,534
Net income	—	—	—	15,353	—	992	16,345	—	753	753
Issuance of 11 shares of common stock	—	—	232	—	—	—	232	—	—	—
Adjustment to carrying value of mezzanine equity non-controlling interests	—	—	(97)	—	—	—	(97)	—	97	97
Distributions declared ($0.110 per share and OP Unit)	—	—	—	(11,817)	—	(701)	(12,518)	—	(581)	(581)
Change in fair value of interest rate swap agreements	—	—	—	—	(5,438)	(351)	(5,789)	—	(267)	(267)
Realized gain on interest rate swap agreements	—	—	—	—	(37)	(3)	(40)	—	(1)	(1)
Balance, June 30, 2020	$26	$—	$1,899,751	$(229,531)	$(78,613)	$106,479	$1,698,112	$66,376	$112,159	$178,535
Net income	—	—	—	8,750	—	587	9,337	—	374	374
Issuance of 341 shares of common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	796	—	—	—	796	—	—	—
Issuance of 33,500 shares of Class A common stock	—	8	569,492	—	—	—	569,500	—	—	—
Offering costs, discounts, and commissions	—	—	(37,180)	—	—	—	(37,180)	—	—	—
Reclassification of portion of contingent earnout liability	—	—	6,809	—	—	11,627	18,436	—	—	—
Reclassification of 3,124 shares of mezzanine equity common stock to 3,124 shares of common stock	1	—	66,375	—	—	—	66,376	(66,376)	—	(66,376)
Reclassification of 5,278 mezzanine equity non-controlling interests to 5,278 non- controlling interests	—	—	—	—	—	112,698	112,698	—	(112,698)	(112,698)
Repurchase of two fractional shares of common stock	—	—	(35)	—	—	—	(35)	—	—	—
Repurchase of fractional OP Units	—	—	—	—	—	(1)	(1)	—	—	—
Distributions declared ($0.135 per share and OP Unit)	—	—	—	(18,739)	—	(1,738)	(20,477)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	3,921	264	4,185	—	167	167
Realized gain on interest rate swap agreements	—	—	—	—	(37)	(3)	(40)	—	(2)	(2)
Balance, September 30, 2020	$27	$8	$2,506,008	$(239,520)	$(74,729)	$229,913	$2,421,707	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$77,302	$38,657
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	96,312	102,536
Provision for impairment of investment in rental properties	28,001	17,399
Amortization of debt issuance costs and original issuance discount charged to interest expense	2,725	2,421
Stock-based compensation expense	3,644	796
Straight-line rent, direct financing and sales-type lease adjustments	(13,042)	(14,696)
Cost of debt extinguishment	368	414
Gain on sale of real estate	(9,791)	(9,725)
Change in fair value of earnout liability	5,539	(8,506)
Cash paid for earnout liability	(6,440)	—
Settlement of interest rate swaps	(5,580)	—
Leasing fees paid	(319)	—
Adjustment to provision for credit losses	(1)	(142)
Other non-cash items	830	420
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	664	(3,023)
Prepaid expenses and other assets	1,690	(4,751)
Accounts payable and other liabilities	(456)	5,305
Accrued interest payable	5,872	5,859
Net cash provided by operating activities	187,318	132,964

Investing activities
Acquisition of rental property accounted for using the operating method	(516,111)	(76)
Cash paid for Internalization	—	(30,861)
Capital expenditures and improvements	(1,451)	(7,629)
Proceeds from disposition of rental property, net	68,608	54,810
Change in deposits on investments in rental property	575	(37)
Net cash (used in) provided by investing activities	(448,379)	16,207

Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $11,194 and $35,514 offering costs, discounts, and commissions in 2021 and 2020, respectively	253,170	534,117
Repurchase of fractional shares of common stock	—	(36)
Borrowings on mortgages, senior unsecured notes and unsecured term loans	381,810	60,000
Principal payments on mortgages and unsecured term loans	(332,193)	(393,294)
Borrowings on unsecured revolving credit facility	216,600	192,000
Repayments on unsecured revolving credit facility	(216,600)	(389,300)
Cash distributions paid to stockholders	(113,304)	(52,447)
Cash distributions paid to non-controlling interests	(8,638)	(5,395)
Cash paid for earnout liability	(6,608)	—
Debt issuance and extinguishment costs paid	(3,827)	(6,140)
Net cash provided by (used in) financing activities	170,410	(60,495)
Net (decrease) increase in cash and cash equivalents and restricted cash	(90,651)	88,676
Cash and cash equivalents and restricted cash at beginning of period	110,728	20,311
Cash and cash equivalents and restricted cash at end of period	$20,077	$108,987

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$100,486	$12,455
Restricted cash at beginning of period	10,242	7,856
Cash and cash equivalents and restricted cash at beginning of period	$110,728	$20,311

Cash and cash equivalents at end of period	$16,182	$101,787
Restricted cash at end of period	3,895	7,200
Cash and cash equivalents and restricted cash at end of period	$20,077	$108,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At September 30, 2021, the Corporation owned a diversified portfolio of 696 individual commercial properties with 695 properties located in 42 U.S. states and one property located in British Columbia, Canada.

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

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	September 30, 2021			December 31, 2020
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	161,255	10,370	171,625	145,609	11,399	157,008
Percent ownership of OP	94.0%	6.0%	100.0%	92.7%	7.3%	100.0%

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

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. Significant judgment is made in determining if and when impairment should be taken. The Company’s assessment of impairment as of September 30, 2021 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company's impairment charges, resulting primarily from changes in the Company's long-term hold strategy with respect to the individual properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2021	2020	2021	2020
Number of properties	4	3	5	6
Impairment charge	$25,989	$14,732	$28,001	$17,399

During the three months ended September 30, 2021, the Company executed an early lease termination with an office tenant on two properties in exchange for a fee of $35,000, and simultaneously sold the underlying properties to an unrelated third party for aggregate gross proceeds of $16,000. As the sale of the underlying properties was to an unrelated third party, the Company accounted for the lease termination income and sale of properties as separate transactions in accordance with GAAP.

The Company recognized the termination fee income, net of $1,496 write-off of accrued rental income associated with the lease as other income from real estate transactions, a component of Lease revenues, net, in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). Refer to the Lease Termination Fee Income accounting policy below for additional information on the Company's accounting for lease terminations. As a result of the early lease termination, the Company accelerated the amortization of the remaining lease intangibles, recognizing $289 in Lease revenues, net and $4,047 in Depreciation and amortization in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

The Company sold the underlying vacant properties for an aggregate sales price of $16,000, and incurred sales expenses of $661. The properties’ carrying value, net of the fully amortized lease intangibles, was $41,085, resulting in a $25,746 loss on sale of the properties. As the lease termination income was recognized separate from the sale of the underlying properties, the $35,000 cash receipt was not able to be factored into the properties' future undiscounted cash flows, and the properties were immediately deemed impaired. As such, the Company recognized the loss as an impairment charge in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

The following summarizes the impact of the above transactions, together with the corresponding financial statement line item:

(in thousands)
Lease revenues, net
Lease termination fee	$35,000
Write-off of accrued rental income	(1,496)
Accelerated amortization of above-market and below-market lease intangibles	289
33,793
Depreciation and amortization
Accelerated amortization of in-place lease intangible	(4,046)
Provision for impairment of investment in rental properties
Loss on sale	(25,746)
Total impact to net income	$4,001

The remaining impairments recognized during the three and nine months ended September 30, 2021 were immaterial.

Lease Termination Fee Income

The Company recognizes lease termination fee income when all conditions of the termination agreement have been met, and collection of the lease termination fee is probable. If the tenant immediately vacates the property upon satisfying the conditions of the termination agreement, the Company recognizes the lease termination fee income net of accrued rental income associated with the lease immediately, as other income from real estate transactions, a component of Lease revenues, net, in the Condensed Consolidated Statement of Income and Comprehensive Income (Loss).

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, and lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Escrow funds and other	$3,895	$7,852
Undistributed 1031 proceeds	—	2,390
	$3,895	$10,242

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Rent received in advance	$14,516	$13,651

Provision for Uncollectible Rent

In accordance with ASC 842, Leases, provisions for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).

The following table summarizes the changes in the provision for uncollectible rent:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$400	$2,222	$201	$—
Provision for uncollectible rent, net	(150)	(262)	49	1,961
Write-offs	—	(1,750)	—	(1,751)
Ending balance	$250	$210	$250	$210

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

When an existing cash flow hedge is terminated, the Company determines the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive loss based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If the Company determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method. If the Company determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings at such time.

The Company documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. The Company’s interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.

Fair Value Measurements

Recurring Fair Value Measurements

Earnout Liability – In connection with the Internalization, the Company recognized an earnout liability that was due and payable to the former owners of BRE once certain milestones were achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”). Under the terms of the agreement, the milestones related to either (a) the 40-day dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO.

The Company utilized third-party valuation experts to assist in estimating the fair value of the earnout liability, and developed estimates by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis. These estimates required the Company to make various assumptions about share price volatility and, prior to the IPO, about the timing of an IPO and net asset prices, each of which are unobservable and considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount could have resulted in a significantly higher or lower fair value measurement at the reporting date. Specifically, advancements in the estimated IPO date assumption increased the earnout liability’s fair value given the earnout’s fixed time horizon. Peer share price volatilities were used to estimate the Company’s expected share price volatility, and the Company’s corresponding ability to achieve the earnout targets. Increases in the volatility assumption would increase the earnout liability’s fair value. Increases in net asset values would also increase the earnout liability’s fair value.

The Company achieved all four VWAP milestones applicable to the earnout as of September 30, 2021, and therefore no remaining earnout liability was recorded at September 30, 2021.

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of September 30, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	26.11% - 56.85%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of February 7, 2020, which was the date of the Internalization:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	April 15, 2020	March 2020 through May 2020
Peer stock price volatility	20.0%	16.22% to 23.09%
Company's net asset value per diluted share	$21.30	(a)
(a)
The Company’s net asset value per diluted share was primarily based on the fair value of its real estate investment portfolio, together with the fair value of its other assets and liabilities. The fair value of the Company's real estate investment portfolio as of the measurement date was determined using market capitalization rates that ranged between 6.05% and 7.09%.

The following table presents a reconciliation of the change in the earnout liability:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021		2020	2021	2020
Beginning balance	$10,063		$37,975	$7,509	$—
Allocation of Internalization purchase price at February 7, 2020	—		—	—	40,119
Change in fair value subsequent to Internalization	1,059	(b)	(6,362)	5,539	(8,506)
Reclassification as a component of additional paid-in capital and non-controlling interests	—		(18,436)	—	(18,436)
Payout of tranches earned	(11,122)		—	(13,048)	—
Ending balance	$—		$13,177	$—	$13,177
(b)
The $1,059 change in fair value during the three months ended September 30, 2021, represented the difference between the actual cash payments subsequent to June 30, 2021, and the earnout liability's fair value at June 30, 2021.

The balances of financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	(36,196)	—	(36,196)	—

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(72,103)	$—	$(72,103)	$—
Earnout liability	(7,509)	—	—	(7,509)

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company's 2031 Senior Unsecured Public Notes (defined below), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the Unsecured revolving credit facility, Mortgages, net, Unsecured term loans, net and Senior unsecured notes, net, which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2021	December 31, 2020
Carrying amount	$1,597,868	$1,547,667
Fair value	1,710,238	1,679,188

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at September 30, 2021 and December 31, 2020 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 30,	December 31,
(in thousands)	Financial Statement Presentation	2021	2020
Right-of-use assets	Prepaid expenses and other assets	$3,250	$3,075
Lease liabilities	Accounts payable and other liabilities	2,714	2,659

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

Reclassifications

The Company reclassified $961,330 of Unsecured term notes, net at December 31, 2020 to Unsecured term loans, net at September 30, 2021 and $472,466 of Unsecured term notes, net at December 31, 2020 to Senior unsecured notes, net at September 30, 2021 on the Condensed Consolidated Balance Sheets, to conform with the current period presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

3. Related-Party Transactions

Prior to the Internalization on February 7, 2020, BRE, a related party in which certain directors of the Corporation had either a direct or indirect ownership interest, and the Asset Manager were considered to be related parties.

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). As of September 30, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,089 shares of common stock, 1,859 OP Units and made cash payments of $13,048 to these related parties (see Note 4).

Conversion of OP Units to Common Stock

During the three and nine months ended September 30, 2021, in a non-cash transaction (see Note 17), the Company converted 1,029 and 2,049 OP Units held by an affiliated third party to 1,029 and 2,049 shares of common stock at a total conversion value of $16,586 and $32,761, respectively. There were no related party OP Unit conversions for the three and nine months ended September 30, 2020.

4. Internalization

On February 7, 2020, the Company completed the Internalization and the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP. The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020.

In accordance with the Internalization, the Company was required to pay additional earnout consideration of up to $75,000 payable in four tranches of $10,000, $15,000, $25,000, and $25,000 when certain milestones related to the 40-day VWAP per REIT Share were achieved. The consideration consisted of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration.

As of September 30, 2021, the Company achieved all four VWAP milestones, thereby triggering the payout of all earnout tranches. Below is a summary of the shares of common stock and OP Units issued, and cash paid for each earnout tranche:

(in thousands, except per share amounts)
	Shares of				40-Day
	Common Stock	OP Units			VWAP of a
Tranche	Issued	Issued	Cash Paid		REIT Share	Achievement Date
1	145	248	$1,926	(a)	$22.50	June 16, 2021
2	218	371	2,888	(a)	23.75	July 14, 2021
3	363	620	4,117		24.375	September 21, 2021
4	363	620	4,117		25.00	September 21, 2021
(a)
Cash payments include amounts earned for dividends.

Condensed Pro Forma Financial Information (Unaudited)

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $1,929 and $8,068 of income, respectively, for the three and nine months ended September 30, 2020. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historic financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Revenues	$80,744	$239,346
Net income	11,640	42,982

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the nine months ended September 30, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(a)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
June 4, 2021	Retail	2	19,420
June 9, 2021	Industrial	1	8,500
June 9, 2021	Industrial	11	106,578
June 25, 2021	Retail	8	12,131
June 28, 2021	Healthcare	4	15,300
June 30, 2021	Retail	1	1,279
June 30, 2021	Healthcare	7	30,750
July 2, 2021	Industrial	(b)	4,500
July 21, 2021	Retail	1	5,565
July 29, 2021	Retail	3	4,586
July 29, 2021	Industrial	1	13,041
July 30, 2021	Industrial	2	11,011
August 23, 2021	Healthcare	1	60,000
September 8, 2021	Retail	2	8,901
September 17, 2021	Retail	1	1,722
September 24, 2021	Retail	1	2,456
September 24, 2021	Industrial	2	48,699
September 29, 2021	Industrial	1	10,600
September 30, 2021	Industrial	3	59,343
		80	$511,704	(c)
(a)
Acquisition of additional land adjacent to an existing property.
(b)
Acquisition of land related to an existing property.
(c)
Acquisition price does not include capitalized acquisition costs of $4,432.

The Company did not complete any acquisitions of rental property during the nine months ended September 30, 2020.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

For the Nine Months Ended
(in thousands)	September 30, 2021
Land	$72,829
Land improvements	22,103
Buildings and improvements	379,946
Acquired in-place leases(d)	40,865
Acquired above-market lease (e)	211
Right-of-use asset	663
Lease liability	(481)
$516,136
(d)
The weighted average amortization period for acquired in-place leases is 17 years.
(e)
The weighted average amortization period for acquired above-market leases is 10 years.

The above acquisitions were funded using a combination of available cash on hand, revolving credit facility borrowings, and proceeds from the 2031 Senior Unsecured Public Notes (see Note 9). All real estate acquisitions closed during the nine months ended September 30, 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to September 30, 2021, the Company closed on the following acquisitions (see Note 19):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
October 1, 2021	Healthcare	1	$3,306
October 22, 2021	Industrial	1	5,386
October 27, 2021	Retail	3	4,278
		5	$12,970

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2021	2020	2021	2020
Number of properties disposed	6	5	25	18
Aggregate sale price	$26,567	$9,816	$71,905	$57,539
Aggregate carrying value	(24,244)	(8,327)	(58,817)	(45,085)
Additional sales expenses	(1,103)	(429)	(3,297)	(2,729)
Gain on sale of real estate	$1,220	$1,060	$9,791	$9,725

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At September 30, 2021, the Company had 681 real estate properties which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, and one that has been classified as a sales-type lease. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Rental property subject to non-cancelable operating leases with tenants was as follows:

(in thousands)	September 30, 2021	December 31, 2020
Land	$616,917	$555,748
Land improvements	291,045	279,360
Buildings and improvements	3,161,728	2,857,510
Equipment	11,870	11,870
	4,081,560	3,704,488
Less accumulated depreciation	(407,354)	(349,977)
	$3,674,206	$3,354,511

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation	$25,232	$23,317	$73,119	$70,392

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$80,375
2022	323,733
2023	327,663
2024	324,289
2025	317,470
Thereafter	2,467,607
$3,841,137

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Undiscounted estimated lease payments to be received	$43,397	$45,782
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(29,605)	(31,753)
Reserve for credit losses	(165)	(166)
Net investment in direct financing leases	$28,830	$29,066

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$795
2022	3,241
2023	3,304
2024	3,361
2025	3,475
Thereafter	29,221
$43,397

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual rental amounts billed for operating leases	$78,886	$69,270	$227,142	$209,440
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,942	6,768	14,033	16,709
Variable rental amounts earned	130	234	335	308
Earned income from direct financing leases	726	757	2,184	2,599
Interest income from sales-type leases	14	—	43	—
Operating expenses billed to tenants	4,414	3,389	12,998	11,456
Other income from real estate transactions (a)	33,515	64	33,548	795
Adjustment to revenue recognized for uncollectible rental amounts billed, net	150	262	(49)	(1,961)
Total Lease revenues, net	$122,777	$80,744	$290,234	$239,346
(a)
Refer to the Company's policy footnote on Long-lived Asset Impairment in Note 2 for further discussion of lease termination income recognized through Other income from real estate transactions during the three and nine months ended September 30, 2021.

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	September 30, 2021	December 31, 2020
Lease intangibles:
Acquired above-market leases	$49,195	$54,616
Less accumulated amortization	(17,862)	(18,928)
Acquired above-market leases, net	31,333	35,688
Acquired in-place leases	370,685	340,958
Less accumulated amortization	(100,972)	(85,733)
Acquired in-place leases, net	269,713	255,225
Total intangible lease assets, net	$301,046	$290,913
Acquired below-market leases	$105,334	$107,788
Less accumulated amortization	(32,837)	(28,135)
Intangible lease liabilities, net	$72,497	$79,653
Leasing fees	$14,776	$15,462
Less accumulated amortization	(4,985)	(4,724)
Leasing fees, net	$9,791	$10,738

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible	Financial Statement Presentation	2021	2020	2021	2020
Acquired in-place leases and leasing fees	Depreciation and amortization	$11,424	$8,026	$25,429	$32,060
Above-market and below-market leases	Lease revenues, net	944	(149)	2,362	(25)

For the three and nine months ended September 30, 2021, amortization expense includes $3,757 of accelerated amortization resulting from early lease terminations. For the three and nine months ended September 30, 2020, amortization expense includes $2,459 and $14,517, of accelerated amortization resulting from early lease termination, respectively.

Estimated future amortization of intangible assets and liabilities at September 30, 2021 is as follows:

(in thousands)
Remainder of 2021	$6,482
2022	24,480
2023	24,168
2024	23,410
2025	22,113
Thereafter	137,687
$238,340

9. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2021	December 31, 2020	Interest Rate(b) (c)	Maturity Date
Unsecured revolving credit facility(a)	$—	$—	(d) (e)	Sep. 2023
Unsecured term loans(a):
2022 Unsecured Term Loan	60,000	60,000	one-month LIBOR + 1.00% (f)	Feb. 2022
2023 Unsecured Term Loan	—	265,000	one-month LIBOR + 1.10% (g)	Jan. 2023
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.00% (f)	Jun. 2024
2026 Unsecured Term Loan	400,000	450,000	one-month LIBOR + 1.00% (h)	Feb. 2026
Total unsecured term loans	650,000	965,000
Unamortized debt issuance costs, net	(3,542)	(3,670)
Total unsecured term loans, net	646,458	961,330
Senior unsecured notes(a):
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	—	2.60%	Sep. 2031
Total senior unsecured notes	850,000	475,000
Unamortized debt issuance costs and original issuance discount, net	(6,335)	(2,534)
Total senior unsecured notes, net	843,665	472,466
Total unsecured debt, net	$1,490,123	$1,433,796
(a)
The Company believes it was in compliance with all financial covenants for all periods presented.
(b)
At September 30, 2021 and December 31, 2020, one-month LIBOR was 0.08% and 0.14%, respectively. At September 30, 2021 daily LIBOR was 0.07%.
(c)
In January 2021, the Company received a credit rating of BBB, changing the applicable margin on variable rate unsecured debt effective February 1, 2021.
(d)
At September 30, 2021, borrowings on the revolving credit facility were subject to interest at one-month LIBOR plus 1.00% or daily LIBOR rates plus 1.00%.
(e)
At December 31, 2020, interest rate was one-month LIBOR plus 1.20%.
(f)
At December 31, 2020, interest rate was one-month LIBOR plus 1.25%.
(g)
At December 31, 2020, interest rate was one-month LIBOR plus 1.35%.
(h)
At December 31, 2020, interest rate was one-month LIBOR plus 1.85%.

At September 30, 2021, the weighted average interest rate on all outstanding borrowings was 2.71%, exclusive of interest rate swap agreements.

On September 15, 2021, the Company completed a public offering of $375,000 in aggregate principal amount of 2.60% senior unsecured notes due 2031 (“2031 Senior Unsecured Public Notes”), issued at 99.816% of the principal amount. The 2031 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of September 15, 2031, unless earlier redeemed. The 2031 Senior Unsecured Public Notes can be redeemed by the Company at par within three months of their respective maturities, or the Company can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 basis points. The proceeds were used to repay in full borrowings on the Unsecured revolving credit facility and the 2023 Unsecured Term Loan, and to fund acquisitions.

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

For the three and nine months ended September 30, 2021, the Company incurred $4,069 and $5,020, respectively, in debt issuance costs and original issuance discount associated with the 2031 Senior Unsecured Public Notes and the amended 2026 Unsecured Term Loan. For the three and nine months ended September 30, 2020, the Company incurred $5,918 in debt issuance costs associated with the Revolving Credit Facility. For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.

Based on the assessment, $3,379 and $4,325 of debt issuance costs incurred during the three and nine months ended September 30, 2021, respectively, were deemed to be related to new debt, and the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt. For the three and nine months ended September 30, 2020, $5,918 of debt issuance costs incurred were related to the issuance of new debt, or the modification of existing debt, and therefore were deferred and are being amortized over the term of the associated debt.

Additionally, during the three and nine months ended September 30, 2021, $214 and $340, respectively, of unamortized debt issuance costs were expensed, and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). Such amounts totaled $392 during the three and nine months ended September 30, 2020.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Debt issuance costs and original issuance discount amortization	$962	$819	$2,832	$2,528

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of September 30, 2021, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

10. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	September 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2021	2020
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$47,064	$47,945	(a) (b) (c) (j)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,657	19,947	(a) (b) (c) (i)
PNC Bank	Oct-16	Nov-26	3.62%	17,196	17,498	(b) (c)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	7,500	—	(b) (k)
Aegon	Apr-12	Oct-23	6.38%	6,451	7,039	(b) (f)
Sun Life	Mar-12	Oct-21	5.13%	—	10,469	(b) (e)
M&T Bank	Oct-17	Aug-21	one - month LIBOR+3%	—	4,769	(b) (d) (g) (h)
Total mortgages				97,868	107,667
Debt issuance costs, net				(338)	(285)
Mortgages, net				$97,530	$107,382

(a)
Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency, and other matters.
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
(k)
Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At September 30, 2021, the interest rate was 5.00%

At September 30, 2021, investment in rental property of $162,642 was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 9) at September 30, 2021 are as follows:

(in thousands)
Remainder of 2021	$707
2022	62,907
2023	7,582
2024	199,760
2025	20,195
Thereafter	1,306,717
$1,597,868

Certain of the Company’s mortgage and note payable agreements provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

11. Interest Rate Swaps

Interest rate swaps were entered into with certain financial institutions in order to mitigate the impact of interest rate variability over the term of the related debt agreements. The interest rate swaps are considered cash flow hedges. In order to reduce counterparty concentration risk, the Company has a diversification policy for institutions that serve as swap counterparties. Under these agreements, the Company receives monthly payments from the counterparties on these interest rate swaps equal to the related variable interest rates multiplied by the outstanding notional amounts. All of the Company's interest swaps at September 30, 2021 and December 31, 2020 are tied to the one-month LIBOR rate. Certain interest rate swaps amortize on a monthly basis. In turn, the Company pays the counterparties each month an amount equal to a fixed rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that the Company pays a fixed interest rate on its variable-rate borrowings.

In connection with the issuance of the 2031 Senior Unsecured Public Notes in September 2021 and repayment of outstanding borrowings of variable rate debt indexed to the one-month LIBOR rate (see Note 9), the Company terminated interest rate swap agreements with an aggregate termination value of $5,580. The Company determined that it is not probable the hedge forecasted transactions will not occur during the original periods, and therefore, the $5,580 of accumulated losses held in Other comprehensive income (loss) will be reclassified to interest expense on a straight-line basis over the original lives of the terminated swaps. For the three and nine months ended September 30, 2021, amounts reclassified out of Other comprehensive income (loss) to Interest expense were $126.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)			September 30, 2021			December 31, 2020
Counterparty	Maturity Date	Fixed Rate	Notional Amount	Fair Value		Notional Amount	Fair Value
Wells Fargo Bank, N.A.	February 2021	2.39%	$—	$—		$35,000	$(70)
M&T Bank	August 2021	1.02%	—	—		4,768	(25)	(a)
Capital One, National Association	December 2021	1.05%	—	—	(b)	15,000	(141)
M&T Bank	September 2022	2.83%	—	—	(b)	25,000	(1,139)
Bank of America, N.A.	November 2023	2.80%	—	—	(b)	25,000	(1,848)
M&T Bank	November 2023	2.65%	—	—	(b)	25,000	(1,785)
Regions Bank	December 2023	1.18%	—	—	(b)	25,000	(763)
Truist Financial Corporation	April 2024	1.99%	—	—	(b)	25,000	(1,487)
Bank of Montreal	July 2024	1.16%	—	—	(b)	40,000	(1,380)
Wells Fargo Bank, N.A.	October 2024	2.72%	15,000	(964)		15,000	(1,422)
Capital One, National Association	December 2024	1.58%	15,000	(463)		15,000	(799)
Bank of Montreal	January 2025	1.91%	25,000	(1,044)		25,000	(1,725)
Truist Financial Corporation	April 2025	2.20%	25,000	(1,324)		25,000	(2,084)
Bank of Montreal	July 2025	2.32%	25,000	(1,478)		25,000	(2,351)
Truist Financial Corporation	July 2025	1.99%	25,000	(1,174)		25,000	(1,941)
Truist Financial Corporation	December 2025	2.30%	25,000	(1,546)		25,000	(2,481)
Bank of Montreal	January 2026	1.92%	25,000	(1,156)		25,000	(2,039)
Bank of Montreal	January 2026	2.05%	40,000	(2,062)		40,000	(3,523)
Capital One, National Association	January 2026	2.08%	35,000	(1,842)		35,000	(3,078)
Truist Financial Corporation	January 2026	1.93%	25,000	(1,164)		25,000	(2,019)
Capital One, National Association	April 2026	2.68%	15,000	(1,204)		15,000	(1,843)
Capital One, National Association	July 2026	1.32%	35,000	(682)		35,000	(1,806)
Bank of Montreal	December 2026	2.33%	10,000	(692)		10,000	(1,156)
Bank of Montreal	December 2026	1.99%	25,000	(1,300)		25,000	(2,372)
Wells Fargo Bank, N.A.	April 2027	2.72%	25,000	(2,287)		25,000	(3,555)
Bank of Montreal	December 2027	2.37%	25,000	(1,904)		25,000	(3,234)
Capital One, National Association	December 2027	2.37%	25,000	(1,909)		25,000	(3,199)
Wells Fargo Bank, N.A.	January 2028	2.37%	75,000	(5,743)		75,000	(9,650)
Bank of Montreal	May 2029	2.09%	25,000	(1,557)		25,000	(2,994)
Regions Bank	May 2029	2.11%	25,000	(1,599)		25,000	(3,004)
Regions Bank	June 2029	2.03%	25,000	(1,459)		25,000	(2,843)
U.S. Bank National Association	June 2029	2.03%	25,000	(1,456)		25,000	(2,902)
U.S. Bank National Association	August 2029	1.35%	25,000	(187)		25,000	(1,445)
			$640,000	$(36,196)		$859,768	$(72,103)
(a)
Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.
(b)
Interest rate swap was terminated in September 2021.

At September 30, 2021, the weighted average fixed rate on all outstanding interest rate swaps was 2.11%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income (Loss), from converting from variable rates to fixed rates under these agreements were as follows:

		Reclassification from		Total Interest Expense
	Amount of Gain	Accumulated Other		Presented in the Condensed
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the Three Months Ended September 30,	Comprehensive Loss	Location	Loss	Income (Loss)
2021	$4,559	Interest expense	$4,085	$15,611
2020	4,352	Interest expense	4,166	18,511

	Amount of Gain	Reclassification from		Total Interest Expense
	(Loss)	Accumulated Other		Presented in the Condensed
	Recognized in	Comprehensive Loss		Consolidated Statements of
(in thousands)	Accumulated Other		Amount of	Income and Comprehensive
For the Nine Months Ended September 30,	Comprehensive Loss	Location	Loss	Income (Loss)
2021	$30,328	Interest expense	$12,140	$47,149
2020	(59,766)	Interest expense	8,467	59,015

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $15,477. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
OP Units exchanged for shares of common stock	1,723	—	2,888	—
Value of units exchanged	$27,755	$—	$46,220	$—

As of September 30, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,611 and 1,859 OP Units for the three and nine months ended September 30, 2021, respectively (see Note 4).

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

The Company has mortgages with two institutions that comprised 68% and 18% of total mortgages at September 30, 2021. The Company had mortgages with three institutions that comprised 63%, 16%, and 10% of total mortgages at December 31, 2020. For the three and nine months ended September 30, 2021 and 2020, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues, excluding lease termination fees.

14. Equity

General

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500 shares of Common Stock, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10,580 and $433 of other expenses, were $253,487. The Company used the net proceeds to repay the remaining $160,600 principal due under the Company's revolving credit facility. The remaining net proceeds were used for general business purposes, including acquisitions. As of September 30, 2021, the Company had $242 of accrued offering costs related to the public follow-on equity offering.

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

As of September 30, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 944 and 1,089 shares of common stock during the three and nine months ended September 30, 2021, respectively (see Note 4).

On August 23, 2021, the Company established an at-the-market common equity offering program ("ATM Program"), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400,000. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. There was no activity relating to the ATM Program during the three and nine months ended September 30, 2021.

15. Stock-Based Compensation

Restricted Stock Awards

On March 1, 2021 and August 4, 2020, the Company awarded 199 and 341 shares of RSAs, respectively, to certain officers and employees under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of grant and are subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The March 1, 2021 grant date fair value per share of $18.66 was based on the market price of the Company’s common stock on the grant date. The August 4, 2020 grant date fair value per share of $20.50 was based on the determined share value established by the Board of Directors ("Determined Share Value"). Prior to the IPO, the Company sold shares of common stock in a private offering at a price equal to the Determined Share Value, which was established at least quarterly by the Board of Directors based on the net asset value ("NAV") of the Company's portfolio, input from management and third-party consultants, and such other factors as the Board of Directors determined. The Company's NAV was calculated using its established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of the date based upon, among other factors, the implied market price for each asset based upon a review of market capitalization rates.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Compensation cost	$701	$796	$3,124	$796
Dividends declared on unvested RSAs	95	46	296	46
Grant date fair value of shares vested during the period	—	—	3,296	—

(in thousands, except recognition period)	September 30, 2021	December 31, 2020
Unamortized value of RSAs	$5,508	$5,001
Weighted average amortization period (in years)	2.6	2.8

The following table presents information about the Company’s RSA activity:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	378	$19.60	341	$20.50
Granted	1	26.02	202	18.68
Vested	—	—	(164)	20.15
Forfeited	(5)	19.72	(5)	19.72
Unvested at end of period	374	$19.61	374	$19.61

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	—	$—	—	$—
Granted	341	20.50	341	20.50
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	341	$20.50	341	$20.50

Performance-based Restricted Stock Units

On March 1, 2021, the Company issued target grants of 132 PRSUs under the Equity Incentive Plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies over a three-year period, as identified in the grant agreements, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. The payout schedules can produce vesting percentages ranging from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board’s Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents information about the Company’s PRSUs:

	For the Three Months Ended	For the Nine Months Ended
(in thousands, except recognition period)	September 30, 2021	September 30, 2021
Compensation cost	$223	$520

		September 30, 2021
Unamortized value of PRSUs		$2,154
Weighted average amortization period (in years)		2.4

There were no PRSUs at September 30, 2020.

The following table presents information about the Company’s PRSU activity:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	—	—	132	24.40
Vested	—	—	—	—
Forfeited	—	—	(22)	24.40
Unvested at end of period	110	$24.40	110	$24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$28,698	$8,750	$72,135	$34,919
Less earnings allocated to unvested restricted shares	(95)	(46)	(296)	(46)
Net earnings used to compute basic earnings per common share	$28,603	$8,704	$71,839	$34,873

Diluted earnings:
Net earnings used to compute basic earnings per share	$28,603	$8,704	$71,839	$34,873
Net earnings attributable to non-controlling interests	1,824	961	5,167	3,738
Net earnings used to compute diluted earnings per common share	$30,427	$9,665	$77,006	$38,611

Weighted average number of common shares outstanding	159,604	111,371	150,593	108,300
Less weighted average unvested restricted shares (a)	(378)	(216)	(366)	(72)
Weighted average number of common shares outstanding used in basic earnings per common share	159,226	111,155	150,227	108,228
Effects of restricted stock units (b)	219	—	172	—
Effects of convertible membership units (c)	10,142	12,226	10,874	11,519
Weighted average number of common shares outstanding used in diluted earnings per common share	169,587	123,381	161,273	119,747

Basic earnings per share	$0.18	$0.08	$0.48	$0.32
Diluted earnings per share	$0.18	$0.08	$0.48	$0.32
(a)
Represents the weighted average effects of 374 and 341 unvested restricted shares of common stock as of September 30, 2021 and 2020, respectively, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 10,370 and 12,226 OP Units outstanding at September 30, 2021 and 2020, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $38,551 and $50,853 for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for income taxes was $1,144 and $1,385 for the nine months ended September 30, 2021 and 2020, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the nine months ended September 30, 2021, the Company converted 2,888 OP Units valued at $46,220 to 2,888 shares of common stock.
•
At September 30, 2021 and 2020, dividend amounts declared and accrued but not yet paid amounted to $43,874 and $20,722, respectively.
•
During the nine months ended September 30, 2020, the Corporation issued 275 shares of Common Stock with a value of approximately $5,733 under the terms of the Distribution Reinvestment Plan (“DRIP”). The Company terminated the DRIP effective February 10, 2020.
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

•
During the nine months ended September 30, 2020, the Company reclassified $112,698 of mezzanine equity non-controlling interests to Non-controlling interests as a result of the IPO triggering permanent equity classification.
•
During the nine months ended September 30, 2020, the Company reclassified $66,376 of mezzanine equity common stock, with an offset of $66,375 to Additional paid-in capital and $1 to Common stock as a result of the IPO triggering permanent equity classification.
•
During the nine months ended September 30, 2020, the Company reclassified $18,346 of the carrying value of the earnout liability, with an offset of $11,627 as a component of Non-controlling interests and $6,809 as a component of Additional paid-in capital.
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

The Company has a commitment to fund a building expansion expected to be completed in 2022, totaling $17,388 as of September 30, 2021, in exchange for an increase in rent contractually scheduled to commence in August 2022.

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2021, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22,300. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Operating Leases

Subsequent to the Internalization, the Company leases office space for its corporate headquarters and other locations under non-cancellable operating leases with expiration dates ranging from 2021 to 2023. These leases contain provisions for fixed monthly payments, subject to rent escalations. None of the leases are subject to any sublease agreement.

The Company also leases land at certain properties under non-cancellable operating leases (“ground leases”) with initial lease terms ranging from 2034 to 2069. These leases contain provisions for fixed monthly payments, subject to rent escalations. One lease requires the Company to make annual rent payments calculated based upon sales generated at the property (“percentage rent”). None of the leases are subject to any sublease agreement.

The following table summarizes the total lease costs associated with operating leases:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	Financial Statement Presentation	2021	2020	2021	2020
Operating lease costs
Office leases	General and administrative	$158	$155	$473	$362
Ground leases	Property and operating expense	39	33	106	100
Variable lease costs
Ground leases	Property and operating expense	14	13	42	43
Total lease costs		$211	$201	$621	$505

The following table summarizes payments associated with obligations under operating leases, reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease payments	$191	$179	$618	$490

Estimated future lease payments required under non-cancelable operating leases at September 30, 2021, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
Remainder of 2021	$186
2022	723
2023	539
2024	153
2025	155
Thereafter	3,777
Total undiscounted cash flows	5,533
Less imputed interest	(2,819)
Lease liabilities	$2,714

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

19. Subsequent Events

On October 15, 2021, the Company paid distributions totaling $43,764.

On October 28, 2021, the Board of Directors declared a quarterly distribution of $0.265 per share on the Company’s common stock and OP Units for the fourth quarter of 2021, which will be payable on or before January 15, 2022 to stockholders and unit holders of record as of December 31, 2021.

Subsequent to September 30, 2021, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $12,970 of rental property and associated intangible assets and liabilities (see Note 5).

Subsequent to September 30, 2021, the Company borrowed $38,000 on the Unsecured revolving credit facility, the proceeds of which were used to fund acquisitions and for other general corporate purposes.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•
“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, free rent, or discounted rent periods and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the month;
•
“cash capitalization rate” represents the estimated first year cash yield to be generated on a real estate investment property, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs;
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

Overview

We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the nine months ended September 30, 2021, we invested $507.2 million, excluding capitalized acquisition costs, in 80 properties at a weighted average initial cash capitalization rate of 6.4%. The acquisitions included properties in industrial (48%, based on ABR), healthcare (27%), and retail (25%) asset classes located across 27 states with a weighted average initial lease term and minimum annual rent increases of 16.4 years and 1.5%, respectively. As of September 30, 2021, our portfolio has grown to 696 properties, with 695 properties located in 42 U.S. states and one property located in British Columbia, Canada.

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

-
Diversified Portfolio. As of September 30, 2021, our portfolio comprised approximately 31.4 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, clinical, quick service restaurant, food processing, casual dining, flex/research and development, and general merchandise.
•
Geographic Diversity: Our properties are located in 42 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.2% of our ABR.
•
Tenant and Industry Diversity: Our properties are occupied by approximately 197 different commercial tenants who operate 184 different brands that are diversified across 56 differing industries, with no single tenant accounting for more than 2.2% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2021, our portfolio was approximately 99.8% leased based on rentable square footage with an ABR weighted average remaining lease term of approximately 10.6 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.7% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 93.9% of our tenants, based on ABR, provide financial reporting, of which 85.1% are required to provide us with specified financial information on a periodic basis, and an additional 8.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Regulation FD Disclosures

We use any of the following to comply with our disclosure obligations under Regulation FD: SEC filings, press releases, public conference calls, or our website. We routinely post important information on our website at www.Broadstone.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. Our website address is included in this Quarterly Report as a textual reference only and the information on the website is not incorporated by reference in this Quarterly Report.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2021. The percentages below are calculated based on our ABR of $324.6 million as of September 30, 2021.

Diversification by Property Type

$325 M
Annualized
Base Rent

Industrial	**48%**
Manufacturing	15%
Distribution & Warehouse	15%
Food Processing	7%
Flex and R&D	5%
Cold Storage	4%
Services	2%

Healthcare	**20%**
Clinical	8%
Healthcare Services	4%
Animal Health Services	3%
Surgical	3%
Life Science	2%

Restaurants	**13%**
Quick Service Restaurants	7%
Casual Dining	6%

Retail	**11%**
General Merchandise	5%
Automotive	4%
Home Furnishings	2%

Office	**8%**
Corporate Headquarters	3%
Strategic Operations	3%
Call Center	2%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	61	$47,962	14.8%	8,715	27.8%
Distribution & Warehouse	44	47,563	14.6%	9,052	28.8%
Food Processing	16	21,357	6.6%	2,405	7.7%
Flex and R&D	7	17,025	5.2%	1,457	4.6%
Cold Storage	4	12,620	3.9%	933	3.0%
Services	19	7,787	2.4%	446	1.4%
Industrial Total	151	154,314	47.5%	23,008	73.3%
Healthcare
Clinical	50	25,009	7.7%	1,055	3.4%
Healthcare Services	28	12,413	3.8%	463	1.5%
Animal Health Services	27	10,196	3.1%	405	1.3%
Surgical	11	9,611	3.0%	316	1.0%
Life Science	9	7,655	2.4%	549	1.7%
Untenanted	2	—	0.0%	23	0.1%
Healthcare Total	127	64,884	20.0%	2,811	9.0%
Restaurant
Quick Service Restaurants	148	24,522	7.5%	505	1.6%
Casual Dining	82	19,362	6.0%	527	1.7%
Untenanted	1	—	0.0%	5	0.0%
Restaurant Total	231	43,884	13.5%	1,037	3.3%
Retail
General Merchandise	90	15,958	4.9%	1,178	3.8%
Automotive	68	12,914	4.0%	844	2.7%
Home Furnishings	13	6,999	2.2%	797	2.5%
Untenanted	1	—	0.0%	34	0.1%
Retail Total	172	35,871	11.1%	2,853	9.1%
Office
Corporate Headquarters	6	10,221	3.1%	671	2.1%
Strategic Operations	5	9,587	3.0%	615	2.0%
Call Center	4	5,853	1.8%	391	1.2%
Office Total	15	25,661	7.9%	1,677	5.3%
Total	696	$324,614	100.0%	31,386	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants LP*	Quick Service Restaurants	43	$7,026	2.2%	147	0.5%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	22	6,994	2.1%	181	0.6%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,395	2.0%	1,537	4.9%
Axcelis Technologies, Inc.	Flex and R&D	1	5,859	1.8%	417	1.4%
Hensley & Company*	Distribution & Warehouse	3	5,756	1.8%	577	1.8%
BluePearl Holdings, LLC*	Animal Health Services	13	5,309	1.6%	160	0.5%
Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,192	1.6%	140	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.5%	156	0.5%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,862	1.5%	545	1.7%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.5%	1,302	4.1%
Total Top 10 Tenants		161	57,287	17.6%	5,162	16.4%

Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.4%	148	0.5%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,409	1.4%	310	1.0%
Tractor Supply Company	General Merchandise	17	4,406	1.4%	341	1.1%
Arkansas Surgical Hospital	Surgical	1	4,260	1.3%	129	0.4%
American Signature, Inc.	Home Furnishings	6	4,224	1.3%	474	1.5%
Cascade Aerospace Inc.	Manufacturing	1	4,084	1.2%	231	0.7%
Dollar General Corporation	General Merchandise	40	4,077	1.2%	371	1.2%
Fresh Express Incorporated	Food Processing	1	3,869	1.2%	335	1.1%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,819	1.2%	154	0.5%
Kith Kitchens*	Manufacturing	3	3,561	1.1%	843	2.7%
Total Top 20 Tenants		233	$98,496	30.3%	8,498	27.1%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants*	Quick Service Restaurants	43	$7,026	2.2%	147	0.5%
Red Lobster*	Casual Dining	22	6,994	2.1%	181	0.6%
Ryerson	Distribution & Warehouse	11	6,395	2.0%	1,537	4.9%
Axcelis	Flex and R&D	1	5,859	1.8%	417	1.4%
Hensley*	Distribution & Warehouse	3	5,756	1.8%	577	1.8%
BluePearl Veterinary Partners*	Animal Health Services	13	5,309	1.6%	160	0.5%
Bob Evans Farms*1	Casual Dining/Food Processing	21	5,247	1.6%	282	0.9%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.5%	156	0.5%
Siemens	Manufacturing/Flex and R&D	2	4,862	1.5%	545	1.7%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,860	1.5%	1,302	4.1%
Total Top 10 Brands		160	57,342	17.6%	5,304	16.9%

Wendy's**	Quick Service Restaurants	31	4,549	1.5%	88	0.3%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.4%	148	0.5%
Outback Steakhouse*	Casual Dining	20	4,492	1.4%	126	0.4%
Nestle'	Cold Storage	1	4,409	1.4%	310	1.0%
Tractor Supply Co.	General Merchandise	17	4,406	1.4%	341	1.1%
Arkansas Surgical Hospital	Surgical	1	4,260	1.3%	129	0.4%
Value City Furniture	Home Furnishings	6	4,224	1.3%	474	1.5%
Taco Bell**	Quick Service Restaurants	31	4,122	1.2%	80	0.2%
Cascade Aerospace	Manufacturing	1	4,084	1.2%	231	0.7%
Dollar General	General Merchandise	40	4,077	1.2%	371	1.2%
Total Top 20 Brands		309	$100,465	30.9%	7,602	24.2%

1 Brand includes one BEF Foods, Inc property and 19 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	ABR as a % of Total Portfolio
Healthcare Facilities	100	$51,781	16.0%	2,022	6.4%
Restaurants	232	44,549	13.7%	1,067	3.4%
Packaged Foods & Meats	8	14,212	4.4%	1,404	4.5%
Distributors	24	13,906	4.3%	2,519	8.0%
Food Distributors	7	12,978	4.0%	1,556	5.0%
Auto Parts & Equipment	39	12,427	3.8%	2,387	7.6%
Specialized Consumer Services	47	12,078	3.7%	720	2.3%
Metal & Glass Containers	8	9,796	3.0%	2,206	7.0%
Healthcare Services	18	9,088	2.8%	515	1.6%
Home Furnishing	5	8,898	2.7%	1,785	5.7%
Specialty Stores	21	8,813	2.7%	1,064	3.4%
Home Furnishing Retail	16	8,794	2.7%	1,149	3.7%
Aerospace & Defense	7	8,675	2.7%	952	3.0%
Electronic Components	2	6,658	2.1%	466	1.5%
General Merchandise Stores	65	6,657	2.1%	584	1.9%
Other (41 industries)	93	95,304	29.3%	10,928	34.8%
Untenanted properties	4	—	—	62	0.2%
Total	696	$324,614	100.0%	31,386	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 696 TOTAL STATES: 42 + British Columbia

State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	61	$32,960	10.2%	3,468	11.0%	NJ	3	$4,900	1.5%	366	1.2%
IL	25	19,980	6.2%	1,986	6.3%	MO	10	4,822	1.5%	959	3.1%
WI	34	18,548	5.7%	1,884	6.0%	WA	15	4,203	1.3%	150	0.5%
FL	47	16,350	5.0%	859	2.7%	LA	4	3,394	1.0%	194	0.6%
CA	12	16,035	4.9%	1,563	5.0%	NE	6	3,027	0.9%	509	1.6%
OH	36	14,879	4.6%	1,400	4.5%	MD	4	2,903	0.9%	293	0.9%
MI	34	14,854	4.6%	1,411	4.5%	NM	8	2,782	0.9%	96	0.3%
AZ	9	13,092	4.0%	909	2.9%	MS	8	2,759	0.9%	334	1.1%
NC	35	12,893	4.0%	1,308	4.2%	IA	4	2,704	0.8%	622	2.0%
IN	29	12,746	3.9%	1,759	5.6%	WV	16	2,466	0.8%	109	0.3%
MN	20	12,662	3.9%	2,021	6.4%	SC	13	2,461	0.8%	308	1.0%
AL	49	10,784	3.3%	836	2.7%	CO	4	2,408	0.7%	125	0.4%
NY	26	10,660	3.3%	680	2.2%	UT	3	2,345	0.7%	280	0.9%
TN	42	10,509	3.2%	509	1.6%	CT	2	1,690	0.5%	55	0.2%
MA	5	10,286	3.2%	1,026	3.3%	MT	7	1,544	0.5%	43	0.1%
AR	11	7,391	2.3%	282	0.9%	NV	2	1,332	0.4%	80	0.3%
GA	21	7,375	2.3%	1,056	3.4%	DE	4	1,130	0.3%	133	0.4%
OK	20	7,126	2.2%	944	3.0%	ND	2	933	0.3%	28	0.1%
PA	14	6,689	2.1%	1,010	3.2%	VT	2	413	0.1%	24	0.1%
KY	20	5,813	1.8%	672	2.1%	WY	1	307	0.1%	21	0.1%
VA	17	5,367	1.7%	204	0.6%	Total US	695	$320,530	98.8%	31,155	99.3%
KS	10	5,008	1.5%	639	2.0%	Total Canada	1	4,084	1.2%	231	0.7%
						Grand Total	696	$324,614	100.0%	31,386	100.0%

Lease Expirations

As of September 30, 2021, the ABR weighted average remaining term of our leases was approximately 10.6 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 47.9% of our ABR was derived from leases that will expire after 2030, and no more than 7.2% of our ABR was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2021.

Lease Expirations
20%
10%
0%
0.1%
0.8%
1.5%
4.3%
2.4%
5.8%
7.1%
7.2%
6.7%
16.2%
2.3%
8.1%
5.2%
1.8%
3.6%
7.4%
5.3%
2.1%
2.8%
1.8%
7.5%
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
Thereafter

Expiration Year	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040+
Number of properties	2	3	6	11	19	34	27	35	71	98	23	45	42	32	16	84	24	33	12	75
Number of leases	2	4	7	11	22	31	27	30	39	54	18	30	16	21	12	20	9	29	7	15

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2021	2	$294	0.1%	37	0.1%
2022	3	2,466	0.8%	85	0.3%
2023	6	4,867	1.5%	515	1.6%
2024	11	13,858	4.3%	1,689	5.4%
2025	19	7,889	2.4%	682	2.2%
2026	34	18,679	5.8%	1,404	4.5%
2027	27	23,128	7.1%	2,010	6.4%
2028	35	23,283	7.2%	2,352	7.5%
2029	71	21,713	6.7%	2,711	8.6%
2030	98	52,598	16.2%	5,080	16.2%
2031	23	7,636	2.3%	737	2.3%
2032	45	26,218	8.1%	3,023	9.6%
2033	42	16,866	5.2%	1,717	5.5%
2034	32	5,850	1.8%	376	1.2%
2035	16	11,602	3.6%	1,552	4.9%
2036	84	24,085	7.4%	2,608	8.3%
2037	24	17,256	5.3%	1,367	4.4%
2038	33	6,839	2.1%	306	1.0%
2039	12	9,131	2.8%	933	3.0%
2040	33	5,906	1.8%	317	1.0%
Thereafter	42	24,450	7.5%	1,823	5.8%
Untenanted properties	4	—	—	62	0.2%
Total	696	$324,614	100.0%	31,386	100.0%

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

Lease Revenues, net

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Contractual rental amounts billed for operating leases	$78,886	$75,011	$3,875	5.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	4,942	4,724	218	4.6%
Variable rental amounts earned	130	114	16	14.0%
Earned income from direct financing leases	726	728	(2)	(0.3)%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	4,414	4,196	218	5.2%
Other income from real estate transactions	33,515	28	33,487	>100%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	150	(57)	207	>(100)%
Total Lease revenues, net	$122,777	$84,759	$38,018	44.9%

The increase in Lease revenues, net was primarily attributable to lease termination fee income of $35.0 million during the three months ended September 30, 2021, with no comparable activity during the three months ended June 30, 2021. In September 2021, we executed the early termination of a long-term, master lease with an investment-grade office tenant in exchange for a termination fee of $35.0 million. Simultaneously, we sold the underlying vacant properties to an unrelated third party. Through the simultaneous transactions, we recorded $33.8 million of revenue, $4.1 million of amortization, and $25.7 million of impairment, for a net $4.0 million increase to net income. The classifications resulted in a $33.8 million increase to FFO, but no impact to AFFO or net debt to annualized adjusted EBITDAre. Refer to our non-GAAP reconciliations in the Non-GAAP Measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Lease revenues, net also increased due to growth in our real estate portfolio through accretive property acquisitions during the second quarter of 2021. During the second quarter of 2021, we invested $194.0 million, excluding capitalized acquisition costs, in 34 properties at a weighted average initial cash cap rate of 6.2%. Most of these acquisitions closed during the month of June 2021, and therefore did not materially contribute to Lease revenues, net for the three months ended June 30, 2021.

Operating Expenses

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Operating expenses
Depreciation and amortization	$36,682	$31,225	$5,457	17.5%
Property and operating expense	4,842	4,572	270	5.9%
General and administrative	8,552	8,655	(103)	(1.2)%
Provision for impairment of investment in rental properties	25,989	—	25,989	100.0%
Total operating expenses	$76,065	$44,452	$31,613	71.1%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended September 30, 2021 was primarily due to $4.1 million of accelerated amortization resulting from an early lease termination, as discussed in Lease Revenues, net above, together with growth in our real estate portfolio.

Provision for impairment of investment in rental properties

During the three months ended September 30, 2021, we recognized $26.0 million of impairment on our investments in rental properties. Although we recognized $25.7 million of impairment associated with the early lease termination transaction, we also recognized $33.8 million of revenue and $4.1 million of amortization, resulting in a net $4.0 million increase to net income. No properties were impaired during the three months ended June 30, 2021. The following table presents the impairment charges for the three months ended September 30, 2021:

(in thousands, except number of properties)
Number of properties	4
Carrying value prior to impairment charge	$44,290
Fair value	18,301
Impairment charge	$25,989

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2021	2021	$	%
Other income (expenses)
Interest income	$—	$6	$(6)	(100.0)%
Interest expense	(15,611)	(15,430)	181	1.2%
Cost of debt extinguishment	(242)	—	242	100.0%
Gain on sale of real estate	1,220	3,838	(2,618)	(68.2)%
Income taxes	(473)	(301)	172	57.1%
Change in fair value of earnout liability	(1,059)	(5,604)	(4,545)	(81.1)%
Other income (expenses)	(25)	4	(29)	>(100.0)%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2021, we recognized gains of $1.2 million on the sale of six properties, compared to gains of $3.8 million on the sale of 11 properties during the three months ended June 30, 2021. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Change in fair value of earnout liability

As part of the Internalization, we were required to pay additional earnout consideration if certain milestones were achieved during the Earnout Periods. During the three months ended September 30, 2021, we achieved the remaining share price milestones and paid the earnout consideration as follows: $13.0 million in cash, 1,089 common shares, and 1,859 OP units. At September 30, 2021, the earnout consideration had been paid in full. The change in fair value of the earnout liability during the corresponding period represents the difference between the June 30, 2021 valuation, and the actual cash paid during the three months ended September 30, 2021.

Net income and Net earnings per diluted share

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands, except per share data)	2021	2021	$	%
Net income	$30,522	$22,820	$7,702	33.8%
Net earnings per diluted share	0.18	0.14	0.04	28.6%

The increase in net income is primarily attributable to the $4.0 million increase associated with the simultaneous early lease termination transaction and sale of underlying properties as discussed in Lease Revenue, net above, an additional $4.2 million of revenue associated with growth in our real estate portfolio, and a $4.5 million change in the fair value of our earnout liability, partially offset by a $2.6 million decrease in gain on sale of real estate and incremental depreciation and amortization associated with growth in our real estate portfolio.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Lease Revenues, net

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Contractual rental amounts billed for operating leases	$227,142	$209,440	$17,702	8.5%
Adjustment to recognize contractual operating lease billings on a straight-line basis	14,033	16,709	(2,676)	(16.0)%
Variable rental amounts earned	335	308	27	8.8%
Earned income from direct financing leases	2,184	2,599	(415)	(16.0)%
Interest income from sales-type leases	43	—	43	100.0%
Operating expenses billed to tenants	12,998	11,456	1,542	13.5%
Other income from real estate transactions	33,548	795	32,753	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(49)	(1,961)	1,912	(97.5)%
Total Lease revenues, net	$290,234	$239,346	$50,888	21.3%
The increase in Lease revenues, net was primarily attributable to lease termination fee income of $35.0 million during the nine months ended September 30, 2021, with no comparable activity during the nine months ended September 30, 2020. In September 2021, we executed the early termination of a long-term, master lease with an investment-grade office tenant in exchange for a termination fee of $35.0 million. Simultaneously, we sold the underlying vacant properties to an unrelated third party. Through the simultaneous transactions, we recorded $33.8 million of revenue, $4.1 million of amortization, and $25.7 million of impairment, for a net $4.0 million increase to net income. The classifications resulted in a $33.8 million increase to FFO, but no impact to AFFO or net debt to annualized adjusted EBITDAre. Refer to our non-GAAP reconciliations in the Non-GAAP Measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Lease revenues, net also increased due to growth in our real estate portfolio through accretive property acquisitions during the fourth quarter of 2020 and first half of 2021. During this period, we invested $381.6 million, excluding capitalized acquisition costs, in 81 properties at a weighted average initial cash cap rate of 6.4%. We did not acquire any properties during the first three quarters of 2020 as a result of the COVID-19 pandemic.

Operating Expenses

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Operating expenses
Depreciation and amortization	$98,620	$102,503	$(3,883)	(3.8)%
Asset management fees	—	2,461	(2,461)	(100.0)%
Property management fees	—	1,275	(1,275)	(100.0)%
Property and operating expense	14,019	12,492	1,527	12.2%
General and administrative	27,840	18,756	9,084	48.4%
Provision for impairment of investment in rental properties	28,001	17,399	10,602	60.9%
Total operating expenses	$168,480	$154,886	$13,594	8.8%

Depreciation and amortization

The decrease in depreciation and amortization was due to $4.1 million of accelerated amortization resulting from an early lease termination during the nine months ended September 30, 2021, as discussed in Lease Revenues, net above, together with growth in our real estate portfolio, compared to $11.1 million of accelerated amortization during the nine months ended September 30, 2020 (as a result of the COVID-19 pandemic and certain lease terminations).

Asset management fees and Property management fees

The decrease in asset management fees and property management fees was due to the completion of the Internalization in February 2020, which terminated the associated agreements with our third-party manager.

Property and operating expense

The increase in property and operating expense was mainly attributable to the number of properties we own for which we pay insurance and real estate taxes and are reimbursed by the tenants under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants included within Lease revenues, net.

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

Provision for impairment of investment in rental properties

During the nine months ended September 30, 2021, we recognized $28.0 million of impairment on our investments in rental properties, primarily attributable to our simultaneous early lease termination transactions and sale of underlying properties as discussed in Lease revenues, net above, compared to $17.4 million during the nine months ended September 30, 2021. Although we recognized $25.7 million of impairment associated with the lease termination transaction, we also recognized $33.8 million of revenue and $4.1 million of amortization, resulting in a net $4.0 million increase to net income. The following table presents the impairment charges for their respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2021	2020
Number of properties	5	6
Carrying value prior to impairment charge	$47,108	$51,445
Fair value	19,107	34,046
Impairment charge	$28,001	$17,399

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Other income (expenses)
Interest income	$11	$20	$(9)	(45.0)%
Interest expense	(47,149)	(59,015)	(11,866)	(20.1)%
Cost of debt extinguishment	(368)	(414)	(46)	(11.1)%
Gain on sale of real estate	9,791	9,725	66	0.7%
Income taxes	(1,187)	(1,080)	107	9.9%
Internalization expenses	—	(3,523)	(3,523)	(100.0)%
Change in fair value of earnout liability	(5,539)	8,506	(14,045)	>(100.0)%
Other income (expenses)	(11)	(22)	11	(50.0)%

Interest expense

The decrease in interest expense primarily reflects a decrease in our average outstanding borrowings, combined with a decrease in our weighted average cost of borrowings. In September 2020, we used the proceeds of our IPO to repay $456.7 million of outstanding borrowings, including accrued interest, significantly reducing our leverage profile. In January 2021, we received an initial credit rating of 'BBB' with a stable outlook from S&P Global Ratings ("S&P"), which had the effect of lowering the applicable margin on our then existing $965 million of bank loans by 25 basis points beginning in February 2021. In September 2021, Moody's upgraded our credit rating to 'Baa2' with a stable outlook, which aligned with S&P's credit rating and therefore had no impact to our actual interest expense. We also repriced and partially repaid our 2026 Unsecured Term Loan in March 2021, reducing the applicable margin and principal balance by an additional 60 basis points and $50 million, respectively. Our Net Debt to Annualized Adjusted EBITDAre ratio, used as a relative leverage measure, decreased from 7.04x as of January 1, 2020, to 5.06x as of September 30, 2021.

Internalization expenses

During the nine months ended September 30, 2020, we incurred $3.5 million of third-party fees and consulting expenses associated with the Internalization. We did not incur these expenses during the nine months ended September 30, 2021.

Change in fair value of earnout liability

The change in the fair value of the earnout liability during the nine months ended September 30, 2021, reflects our achievement of all earnout milestones during 2021.

Net income and Net earnings per diluted share

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2021	2020	$	%
Net income	$77,302	$38,657	$38,645	100.0%
Net earnings per diluted share	0.48	0.32	0.16	50.0%

The increase in net income is primarily due to revenue growth of $50.9 million, a $11.9 million decrease in interest expense, a $3.9 million decrease in depreciation and amortization expenses, a $3.7 million decrease in asset and property management fees, and a $3.5 million decrease in Internalization expenses. These factors were partially offset by $14.0 million increase in the fair value of our earnout liability, $10.6 million increase in impairment of investment in rental properties, and $9.1 million increase in general and administrative expenses.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of 'BBB' from S&P and 'Baa2' from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of September 30, 2021, we had total debt outstanding and Net Debt of $1.6 billion and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.06x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, and to pay distributions. We do not currently anticipate making significant capital expenditures or incurring other significant property costs because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility.

As detailed in the contractual obligations table below, we have approximately $16.1 million of expected obligations due to be paid throughout the remainder of 2021, primarily consisting of $0.7 million of mortgage maturities, and $15.1 million of interest expense due, including the impact of our interest rate swaps. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. Debt capital has historically been provided through unsecured term loans from commercial banks, revolving credit facilities, and private placement senior unsecured notes. In September 2021, we completed our inaugural public bond offering of $375 million aggregate principal amount of 2.600% senior unsecured notes due 2031 (the “2031 Senior Unsecured Public Notes”), and expect to use additional public bond offerings in the future as a form of growth capital.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. Our $60 million 2022 Unsecured Term Loan has a short-term maturity date of February 2022, which we expect to either repay with available cash on hand, or with borrowings under our Revolving Credit Facility. As of September 30, 2021, we had full capacity available under our $900 million Revolving Credit Facility.

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

On June 28, 2021, we completed our first public follow-on equity offering and issued 11.5 million shares of stock for net proceeds of $253.5 million, including shares issued pursuant to the underwriters' full exercise of their over-allotment option. Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

On August 23, 2021, we established an at-the-market common equity offering program ("ATM Program"), through which we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds.

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on equity offerings and the ATM Program.

Unsecured Indebtedness and Capital Markets Activities as of and for the Nine Months Ended September 30, 2021

The following table sets forth our outstanding Revolving Credit Facility, Unsecured Term Loans and Senior Unsecured Notes at September 30, 2021.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$—	one-month LIBOR + 1.00% or daily LIBOR + 1.00%	Sep. 2023
Unsecured term loans:
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.00%	Feb. 2022
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
Total unsecured term loans	650,000
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Total unsecured debt	$1,500,000

The addition of S&P's investment grade credit rating of 'BBB' with stable outlook in January 2021, together with Moody's then existing investment grade credit rating, facilitated the successful completion of our inaugural public bond offering discussed above. Additionally S&P's credit rating reduced the applicable margin on our existing bank loans by 25 basis points beginning in February 2021, and reduced the applicable margin on borrowings under our Revolving Credit Facility by 20 basis points. During the three months ended September 30, 2021, Moody’s upgraded our credit rating to ‘Baa2’ with stable outlook. The Moody’s upgrade aligned with our ‘BBB’ rating from S&P, and therefore did not impact the applicable margin on the debt set forth in the table above.

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

As discussed above, on September 15, 2021, we completed our inaugural public bond offering of our 2031 Senior Unsecured Public Notes. We used the proceeds to repay the Unsecured revolving credit facility and the 2023 Unsecured Term Loan in full, to fund acquisitions, and for other general corporate purposes. Borrowings under the 2031 Senior Unsecured Public Notes are subject to interest only, semi-annual payments at a fixed rate of 2.60% per annum and mature on September 15, 2031.

We have full capacity available under our $900 million Revolving Credit Facility as of September 30, 2021.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2021, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Covenants	Requirements
Leverage Ratio	≤ 0.60 to 1.00
Secured Indebtedness Ratio	≤ 0.40 to 1.00
Unencumbered Coverage Ratio	≥ 1.75 to 1.00
Fixed Charge Coverage Ratio	≥ 1.50 to 1.00
Total Unsecured Indebtedness to Total Unencumbered Eligible Property Value	≤ 0.60 to 1.00
Dividends and Other Restricted Payments	Only applicable in case of default
Aggregate Debt Ratio	≤ 0.60 to 1.00
Consolidated Income Available for Debt to Annual Debt Service Charge	≥ 1.50 to 1.00
Total Unencumbered Assets to Total Unsecured Debt	≥ 1.50 to 1.00
Secured Debt Ratio	≤ 0.40 to 1.00

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

We attempt to manage our interest rate risk by entering into interest rate swaps. As of September 30, 2021, we had 24 interest rate swaps outstanding in an aggregate notional amount of $640.0 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

Cash Flows

Cash and cash equivalents and restricted cash totaled $20.1 million and $109.0 million at September 30, 2021 and September 30, 2020, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$187,318	$132,964
Net cash (used in) provided by investing activities	(448,379)	16,207
Net cash provided by (used in) financing activities	170,410	(60,495)
Decrease in cash and cash equivalents and restricted cash	$(90,651)	$88,676

The increase in net cash provided by operating activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The increase in cash used in investing activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, was mainly due to increased acquisition volume in 2021 offset by decrease in cash paid in connection with the Internalization.

The change in net cash provided by (used in) by financing activities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 mainly reflects an increase in net proceeds from equity and debt offerings in 2021 to fund growth in our real estate portfolio.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2021 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility(a)	Senior Notes	Mortgages and Notes Payable	Interest Expense(b)	Tenant Improvement Allowances(c)	Operating Leases	Total
Remainder of 2021	$—	$—	$—	$707	$15,127	$57	$186	$16,077
2022	60,000	—	—	2,907	59,427	—	723	123,057
2023	—	—	—	7,582	58,630	—	539	66,751
2024	190,000	—	—	9,760	55,609	—	153	255,522
2025	—	—	—	20,195	52,156	—	155	72,506
Thereafter	400,000	—	850,000	56,717	137,943	—	3,777	1,448,437
Total	$650,000	$—	$850,000	$97,868	$378,892	$57	$5,533	$1,982,350
(a)
We may extend the Revolving Credit Facility twice, each for a six-month period, subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2021. This amount includes the impact of interest rate swap agreements.
(c)
We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At September 30, 2021 and December 31, 2020, investment in rental property of $162.6 million and $173.5 million, respectively, was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of September 30, 2021, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we’re obligated to purchase the properties.

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

Our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rental rates over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. In situations where we granted short-term rent deferrals as a result of the COVID-19 pandemic, and such deferrals were probable of collection and expected to be repaid within a short term, we continued to recognize the same amount of GAAP lease revenues each period. Consistent with GAAP lease revenues, the short-term deferrals associated with COVID-19, and the corresponding payments, did not impact our AFFO.

We further exclude the change in fair value of our earnout liability, lease termination fees, costs or gains recorded on the extinguishment of debt, non-cash interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, internalization expenses, stock-based compensation and severance, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Net income	$30,522	$22,820	$77,302	$38,657
Real property depreciation and amortization	36,656	31,202	98,548	102,452
Gain on sale of real estate	(1,220)	(3,838)	(9,791)	(9,725)
Provision for impairment on investment in rental properties	25,989	—	28,001	17,399
FFO	$91,947	$50,184	$194,060	$148,783
Capital improvements/reserves	—	—	—	1,662
Straight-line rent adjustment	(3,434)	(4,979)	(13,045)	(14,706)
Lease termination fee	(35,000)	—	(35,000)	—
Adjustment to provision for credit losses	—	—	(1)	(142)
Cost of debt extinguishment	242	—	368	414
Amortization of debt issuance costs	962	956	2,832	2,528
Amortization of net mortgage premiums	(34)	(37)	(106)	(106)
Loss (gain) on interest rate swaps and other non-cash interest expense	85	(42)	2	(125)
Amortization of lease intangibles	(940)	(641)	(2,309)	32
Internalization expenses	—	—	—	3,523
Stock-based compensation	924	951	3,644	796
Severance	—	32	1,275	26
Change in fair value of earnout liability	1,059	5,604	5,539	(8,506)
Other expenses (income)	25	(4)	11	22
AFFO	$55,836	$52,024	$157,270	$134,201

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2021	June 30, 2021
Net income	$30,522	$22,820
Depreciation and amortization	36,682	31,225
Interest expense	15,611	15,430
Income taxes	473	301
EBITDA	$83,288	$69,776
Provision for impairment of investment in rental properties	25,989	—
Gain on sale of real estate	(1,220)	(3,838)
EBITDAre	$108,057	$65,938
Adjustment for current quarter acquisition activity (a)	3,534	2,761
Adjustment for current quarter disposition activity (b)	(1,387)	(353)
Adjustment to exclude change in fair value of earnout liability	1,059	5,604
Adjustment exclude write-off of accrued rental income	1,496	—
Adjustment to exclude cost of debt extinguishments	242	—
Adjustment to exclude lease termination fee	(35,000)	—
Adjusted EBITDAre	$78,001	$73,950
Annualized EBITDAre	$432,221	$263,761
Annualized Adjusted EBITDAre	$311,998	$295,808
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

(in thousands)	September 30, 2021	June 30, 2021
Debt
Revolving Credit Facility	$—	$—
Unsecured term loans, net	646,458	910,994
Senior unsecured notes, net	843,665	472,637
Mortgages, net	97,530	105,748
Debt issuance costs	10,215	6,625
Gross Debt	1,597,868	1,496,004
Cash and cash equivalents	(16,182)	(78,987)
Restricted cash	(3,895)	(8,021)
Net Debt	$1,577,791	$1,408,996
Net Debt to Annualized EBITDAre	3.65x	5.34x
Net Debt to Annualized Adjusted EBITDAre	5.06x	4.76x

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the nine months ended September 30, 2021, to the items that we disclosed as our critical accounting policies in our 2020 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our Senior Unsecured Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.6 billion and $1.7 billion, respectively, as of September 30, 2021. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $99.6 million as of September 30, 2021.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $657.5 million as of September 30, 2021, of which $640.0 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase in interest would have a corresponding $0.2 million increase in interest expense annually, while a 1% decrease in interest would have a corresponding $0.1 million decrease in interest expense annually, due to certain interest rate floors on our variable-rate debt.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2021, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. We are not currently a party to legal proceedings that we believe would reasonably be expected to have material adverse effect on our business, financial condition, or results of operations. We are not aware of any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

3.5

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

31.1*

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

BROADSTONE NET LEASE, INC.

Date: November 2, 2021	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: November 2, 2021	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer