Form 10-K
period 2021-12-31
Broadstone Net Lease, Inc.
filed 2022-02-23
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number
001-39529

BROADSTONE NET LEASE, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Clinton Square Rochester , New York	14604
(Address of principal executive offices)	(Zip Code)
(585)
287-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00025 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.00025 par value, held by non-affiliates
of the registrant, was $3.7 billion based on the last reported sale price of $23.41 per share on the New York Stock Exchange on June 30, 2021.
There were 163,445,094

shares of the Registrant’s Common Stock, $0.00025 par value per share outstanding as of February 17, 2022.
Documents Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form
10-K.

BROADSTONE NET LEASE, INC.

Cautionary Note Regarding Forward-Looking Statements
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
Explanatory Note and Certain Defined Terms
Except where the context suggests otherwise, as used in this Annual Report on Form
10-K,
the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “OP,” and to their respective subsidiaries.
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

•
“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and

•	“Revolving Credit Facility” means our $900 million unsecured revolving credit facility, dated September 21, 2020, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto.

•	“Internalization” means the internalization of the external management functions on February 7, 2020.

Part I.

Item 1.	Business
The Company
We are an internally-managed real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the year ended December 31, 2021, we invested $654.7 million, excluding capitalized acquisition costs, in 116 properties at a weighted average initial cash capitalization rate of 6.3%. The acquisitions included properties in industrial (47%, based on ABR), retail (26%), healthcare (23%), and restaurant (4%) asset classes located across 28 states with a weighted average initial lease term and minimum annual rent increases of 15.9 years and 1.5%, respectively. As of December 31, 2021, our portfolio has grown to 726 properties, with 725 properties located in 42 U.S. states and one property located in British Columbia, Canada.
We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund core business operations rather than real estate ownership.

•
Diversified Portfolio
.
As of December 31, 2021, our portfolio comprised approximately 32.2 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (
e.g.,
property-type diversification within a geographic concentration):

•
Property Type
: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, clinical, quick service restaurant, food processing, casual dining, general merchandise, and flex/research and development.

•	Geographic Diversification : Our properties are located in 42 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.6% of our ABR.

•
Tenant and Industry Diversification
: Our properties are occupied by approximately 204 different commercial tenants who operate 189 different brands that are diversified across 56 differing industries, with no single tenant accounting for more than 2.1% of our ABR

•
Strong
In-Place
Leases with Significant Remaining Lease Term
. As of December 31, 2021, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.

•	Standard Contractual Base Rent Escalation . Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.

•
Extensive Tenant Financial Reporting
. Approximately 94.0% of our tenants, based on ABR, provide financial reporting, of which 84.6% are required to provide us with specified financial information on a periodic basis, and an additional 9.4% of our tenants report financial statements publicly, either through SEC filings or otherwise.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the OP, which is commonly referred to as an umbrella partnership real estate investment trust or UPREIT. We are the sole managing member of the OP. As of December 31, 2021, we owned approximately 94.0% of its issued and outstanding membership units of the OP (“OP Units”), with the remaining 6.0% of its OP Units held by persons who were issued OP Units pursuant to the Internalization or in exchange for their interests in properties acquired by the OP.
2021 Highlights
Operating Highlights

•
Closed 35 real estate acquisitions totaling approximately $654.7 million, excluding capitalized acquisition costs, adding 116 new properties with a weighted average initial cash capitalization rate of 6.3%. The properties acquired had an ABR weighted average remaining lease term of 15.9 years at the time of acquisition and ABR weighted average rent increases of 1.5%.

•	Sold 31 properties, at a weighted average cash capitalization rate of 6.7%, for net proceeds of $83.8 million, recognizing a gain of $13.5 million above net book value.

•	Increased occupancy 60 basis points to 99.8%.

•	Collected 100% of base rents due during the year.

•	Generated net income of $109.5 million or $0.67 per diluted share for the year ended December 31, 2021.

•	Generated funds from operations (“FFO”) of $256.2 million or $1.56 per diluted share for the year ended December 31, 2021.

•	Generated adjusted funds from operations (“AFFO”) of $216.0 million or $1.31 per diluted share for the year ended December 31, 2021.

•
Received initial credit rating of ‘BBB’ with stable outlook from S&P Global Ratings (“S&P”) in January 2021 and upgraded credit rating of ‘Baa2’ with stable outlook from Moody’s Investors Service (“Moody’s”) in September 2021.

•	Completed our first public follow-on equity offering, issuing 11,500,000 common shares for net proceeds of $253.5 million.

•	Established $400 million at-the-market common equity offering program (“ATM Program”) and sold 1,071,500 shares of common stock under this program for net proceeds of $27.3 million.

•	Closed $375 million inaugural 10-year public bond offering at a fixed rate of 2.600%.

•	Ended the fourth quarter with total outstanding debt and Net Debt of $1.7 billion and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.13x.
FFO, AFFO, Net Debt, and Annualized Adjusted EBITDAre are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP
measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form
10-K
under the heading
Non-GAAP
Measures
, which includes discussion of the definition, purpose, and use of these non-GAAP
measures as well as a reconciliation of each to the most comparable GAAP measure.
Our Business and Growth Strategies
Our primary business objectives are to maximize cash flows, the value of our portfolio, and total returns to our stockholders through pursuit of the following business and growth strategies:

•	Internal Growth through Long-Term Net Leases with Strong Contractual Rent Escalations . We seek to enter into long-term net leases that include strong rent escalations over the lease term. As of

December 31, 2021, substantially all of our portfolio (based on ABR) was subject to net leases, our leases had an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options, and approximately 97.3% of our leases had contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.

•
Disciplined and Targeted Acquisition Growth while Maintaining Our Diversified Portfolio
. We plan to continue our disciplined and targeted acquisition strategy to identify properties that are both individually compelling and contribute to our portfolio’s overall diversification based on property type, geography, tenant, and industry. We believe our reputation, in-depth
market knowledge, and extensive network of established relationships in the net lease industry will continue to provide us access to potential attractive investment opportunities.

•
Selectively Identify Attractive Adjacent Opportunities to Our Core Property Types
. We have and will continue to seek attractive adjacent opportunities to our core property types in the net lease space, which have historically provided us the opportunity to earn higher relative returns.

•
Actively Manage Our Balance Sheet to Maximize Capital Efficiency
. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads, limit interest rate sensitivity, and align with our lease terms. As of December 31, 2021, we had total debt outstanding and Net Debt of $1.7 billion, and a ratio of Net Debt to Annualized Adjusted EBITDAre of 5.13x. In the future, we will seek to maintain, on a sustained basis, a level of Net Debt that is generally less than 6.0x our Annualized Adjusted EBITDAre.

•
Proactively Manage Our Portfolio
. We proactively approach asset management and property management to enhance the performance of our portfolio through risk mitigation strategies and opportunistic sales. We regularly review and monitor each of our properties to identify changes in the business performance and credit quality of our tenants, individual property level performance metrics, and the local real estate market conditions. Our proactive approach to asset management helps to identify and address issues, such as tenant credit deterioration, changes in real estate fundamentals, general market disruption (such as from the
COVID-19
pandemic), or otherwise, including determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of December 31, 2021. The percentages below are calculated based on our ABR of $334.1 million as of December 31, 2021.
Diversification by Property Type

Property Type	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	64	$50,377	15.1%	9,147	28.4%
Distribution & Warehouse	45	48,665	14.6%	9,221	28.6%
Food Processing	16	21,495	6.4%	2,405	7.5%
Flex and R&D	7	17,132	5.1%	1,457	4.5%
Cold Storage	4	12,686	3.8%	933	2.9%
Services	20	8,168	2.4%	454	1.4%

Industrial Total	156	158,523	47.4%	23,617	73.3%
Healthcare
Clinical	51	25,596	7.6%	1,049	3.3%
Healthcare Services	28	12,444	3.7%	463	1.4%
Animal Health Services	27	10,297	3.1%	405	1.3%
Surgical	12	10,226	3.1%	329	1.0%
Life Science	9	7,655	2.3%	549	1.7%
Untenanted	1	—	—	18	0.1%

Healthcare Total	128	66,218	19.8%	2,813	8.8%
Restaurant
Quick Service Restaurants	148	24,726	7.4%	505	1.6%
Casual Dining	87	21,269	6.4%	559	1.7%

Restaurant Total	235	45,995	13.8%	1,064	3.3%
Retail
General Merchandise	112	18,441	5.5%	1,416	4.4%
Automotive	65	11,932	3.6%	762	2.4%
Home Furnishings	13	7,030	2.1%	797	2.5%
Untenanted	1	—	—	34	0.1%

Retail Total	191	37,403	11.2%	3,009	9.4%
Office
Corporate Headquarters	7	10,406	3.1%	679	2.1%
Strategic Operations	5	9,655	2.9%	615	1.9%
Call Center	4	5,887	1.8%	391	1.2%

Office Total	16	25,948	7.8%	1,685	5.2%

Total	726	$334,087	100.0%	32,188	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($‘000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	$7,166	2.1%	147	0.4%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	22	6,994	2.1%	181	0.6%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,395	1.9%	1,537	4.8%
Axcelis Technologies, Inc.	Flex and R&D	1	5,859	1.8%	417	1.3%
Hensley & Company*	Distribution & Warehouse	3	5,756	1.7%	577	1.8%
BluePearl Holdings, LLC**	Animal Health Services	13	5,398	1.6%	160	0.5%
Outback Steakhouse of Florida LLC* 1	Casual Dining	22	5,278	1.6%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,246	1.6%	417	1.3%
Dollar General Corporation	General Merchandise	53	5,218	1.6%	492	1.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.5%	156	0.5%

Total Top 10 Tenants		216	58,344	17.5%	4,224	13.1%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,936	1.5%	545	1.7%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,859	1.4%	1,302	4.0%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.3%	148	0.5%
Nestle’ Dreyer’s Ice Cream Company	Cold Storage	1	4,476	1.3%	310	1.0%
Arkansas Surgical Hospital	Surgical	1	4,367	1.3%	129	0.4%
American Signature, Inc.	Home Furnishings	6	4,224	1.3%	474	1.5%
Cascade Aerospace Inc.	Manufacturing	1	4,087	1.2%	231	0.7%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,896	1.2%	154	0.5%
Fresh Express Incorporated	Food Processing	1	3,869	1.2%	335	1.0%
Kith Kitchens*	Manufacturing	3	3,561	1.1%	843	2.6%

Total Top 20 Tenants		250	$101,119	30.3%	8,695	27.0%

1	Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*	Subject to a master lease.
**	Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($‘000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Jack’s Family Restaurants *	Quick Service Restaurants	43	$7,166	2.1%	147	0.4%
Red Lobster*	Casual Dining	22	6,994	2.1%	181	0.6%
Ryerson	Distribution & Warehouse	11	6,395	1.9%	1,537	4.8%
Axcelis	Flex and R&D	1	5,859	1.8%	417	1.3%
Hensley *	Distribution & Warehouse	3	5,756	1.7%	577	1.8%
BluePearl Veterinary Partners **	Animal Health Services	13	5,398	1.6%	160	0.5%
Bob Evans Farms *1	Casual Dining/Food Processing	21	5,285	1.6%	281	0.9%
Tractor Supply Co.	General Merchandise	21	5,246	1.6%	417	1.3%
Dollar General	General Merchandise	53	5,218	1.6%	492	1.5%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.5%	156	0.5%

Total Top 10 Brands		215	58,351	17.5%	4,365	13.6%
Siemens	Manufacturing/Flex and R&D	2	4,936	1.5%	545	1.7%
Big Tex Trailers *	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,859	1.4%	1,302	4.0%
Outback Steakhouse *	Casual Dining	20	4,566	1.4%	126	0.4%
Wendy’s **	Quick Service Restaurants	31	4,549	1.4%	89	0.2%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.3%	148	0.5%
Nestle’	Cold Storage	1	4,476	1.3%	310	1.0%
Arkansas Surgical Hospital	Surgical	1	4,367	1.3%	129	0.4%
Value City Furniture	Home Furnishings	6	4,224	1.3%	474	1.5%
Taco Bell **	Quick Service Restaurants	31	4,136	1.3%	80	0.2%
Cascade Aerospace	Manufacturing	1	4,087	1.2%	231	0.7%

Total Top 20 Brands		326	$103,051	30.9%	7,799	24.2%

1	Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.
*	Subject to a master lease.
**	Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Healthcare Facilities	102	$53,099	15.9%	2,028	6.3%
Restaurants	238	46,766	14.0%	1,106	3.4%
Packaged Foods & Meats	11	16,578	5.0%	1,820	5.7%
Distributors	25	14,311	4.3%	2,528	7.9%
Food Distributors	7	12,978	3.9%	1,556	4.8%
Auto Parts & Equipment	39	12,443	3.7%	2,387	7.4%
Specialized Consumer Services	47	12,078	3.6%	720	2.2%
Metal & Glass Containers	8	9,796	2.9%	2,206	6.9%
Specialty Stores	25	9,685	2.9%	1,140	3.5%
Healthcare Services	18	9,105	2.7%	515	1.6%
Home Furnishings	5	8,955	2.7%	1,785	5.5%
Home Furnishing Retail	16	8,845	2.6%	1,149	3.6%
Aerospace & Defense	7	8,693	2.6%	952	3.0%
General Merchandise Stores	83	8,269	2.5%	747	2.3%
Electronic Components	2	6,674	2.0%	466	1.4%
Other (41 industries)	91	95,812	28.7%	11,031	34.3%
Untenanted properties	2	—	—	52	0.2%

Total	726	$334,087	100.0%	32,188	100.0%

Diversification by Geography

State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
TX	67	$35,461	10.6%	3,491	10.8%	NJ	3	4,904	1.5%	366	1.1%
IL	24	20,130	6.0%	1,981	6.2%	MO	10	4,822	1.5%	959	3.0%
WI	35	19,687	5.9%	2,069	6.4%	WA	15	4,223	1.3%	150	0.5%
FL	46	16,398	4.9%	854	2.7%	LA	4	3,394	1.0%	194	0.6%
MI	47	16,230	4.9%	1,537	4.8%	NE	6	3,027	0.9%	509	1.6%
CA	10	15,559	4.7%	1,493	4.6%	MD	4	2,917	0.9%	293	0.9%
OH	36	14,925	4.5%	1,400	4.3%	NM	8	2,782	0.8%	96	0.3%
AZ	9	13,098	3.9%	909	2.8%	MS	8	2,772	0.8%	334	1.0%
NC	35	12,936	3.9%	1,308	4.1%	IA	4	2,718	0.8%	622	1.9%
IN	29	12,763	3.8%	1,759	5.5%	WV	16	2,471	0.7%	109	0.3%
MN	20	12,738	3.8%	2,021	6.3%	SC	13	2,469	0.7%	308	1.0%
AL	51	11,445	3.4%	855	2.7%	CO	4	2,423	0.7%	125	0.4%
TN	45	10,825	3.2%	536	1.7%	UT	3	2,379	0.7%	280	0.9%
NY	26	10,660	3.2%	680	2.1%	CT	2	1,699	0.5%	55	0.2%
GA	29	10,355	3.1%	1,538	4.8%	MT	7	1,544	0.5%	43	0.1%
MA	5	10,291	3.1%	1,026	3.2%	NV	2	1,336	0.4%	81	0.2%
AR	11	7,506	2.3%	282	0.9%	DE	4	1,154	0.4%	133	0.4%
OK	20	7,126	2.1%	944	2.9%	ND	2	943	0.3%	28	0.1%
PA	14	6,737	2.0%	1,010	3.1%	VT	2	414	0.1%	24	0.1%
KY	21	6,036	1.8%	691	2.1%	WY	1	307	0.1%	21	0.1%

VA	17	5,388	1.6%	204	0.6%	Total US	725	$330,000	98.8%	31,957	99.3%
KS	10	5,008	1.5%	639	2.0%	Total Canada	1	4,087	1.2%	231	0.7%

						Grand Total	726	$334,087	100.0%	32,188	100.0%

Our Leases
We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). We seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types and less relevant to our other property types, such as healthcare and industrial. Additionally, when we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2021, master leases contributed approximately 32.7% of our overall ABR, 73.7% of our restaurant property ABR (156 of our 235 restaurant properties), and 37.9% of our retail property ABR (84 of our 191 properties).
As of December 31, 2021, approximately 99.8% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The lease for one of our properties, representing 0.5% of our ABR, will expire during 2022, and leases for an additional seven properties, representing approximately 1.6% of our ABR, will expire during 2023. As of December 31, 2021, the ABR weighted average remaining term of our leases was approximately 10.5 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 49.4% of our rental revenue was derived from leases that will expire after 2030, and no more than 7.0% of our rental revenue was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2021.

Expiration Year	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040	2041+
Number of properties	1	7	11	20	35	28	33	71	99	30	54	50	32	16	86	24	33	12	33	49
Number of leases	2	8	11	23	32	28	30	39	55	25	39	24	21	12	21	9	29	7	6	11

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
2022	1	$1,566	0.5%	46	0.1%
2023	7	5,375	1.6%	538	1.7%
2024	11	13,996	4.2%	1,689	5.2%
2025	20	8,403	2.5%	698	2.2%
2026	35	19,055	5.7%	1,414	4.4%
2027	28	23,296	7.0%	2,019	6.3%
2028	33	22,765	6.8%	2,282	7.1%
2029	71	21,807	6.5%	2,711	8.4%
2030	99	52,934	15.8%	5,089	15.8%
2031	30	7,897	2.4%	700	2.2%
2032	54	28,534	8.5%	3,248	10.1%
2033	50	18,754	5.6%	1,950	6.0%
2034	32	5,850	1.8%	376	1.2%
2035	16	11,694	3.5%	1,552	4.8%
2036	86	25,693	7.7%	2,854	8.9%
2037	24	17,256	5.2%	1,367	4.2%
2038	33	6,839	2.0%	306	0.9%
2039	12	9,145	2.7%	933	2.9%
2040	33	5,906	1.8%	317	1.0%
2041	24	12,789	3.8%	1,506	4.7%
Thereafter	25	14,533	4.4%	541	1.7%
Untenanted properties	2	—	—	52	0.2%

Total	726	$334,087	100.0%	32,188	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2021, leases contributing 97.3% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2021 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (1)
Annually	78.6%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	3.1%	2.9%
Every 4 years	1.2%	2.4%
Every 5 years	8.6%	1.8%
Other escalation frequencies	5.7%	1.9%
Flat	2.7%	—

Total/Weighted Average (2)	100.0%	2.0%

(1)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2021, leases contributing 8.4% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.

(2)	Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2021, are displayed in the following chart:

If requested by a tenant, we may, subject to the tenant’s history, creditworthiness, and other relevant considerations, agree to reimburse or provide a loan to the tenant for property expansion or improvement costs that it incurs in connection with improvements at a property, 100% of which it leases from us. In exchange for such reimbursement or loan, we generally receive contractually specified rent that increases proportionally with our funding. For example, we may agree to reimburse a tenant, up to a specified amount, for property expansion or improvement costs that it incurs in improving a commercial facility on its property. Generally, as we reimburse the tenant for property expansion or improvement costs, the rent will increase proportionally with our funding, which typically allows us to achieve a consistent cash yield on our funding throughout improvement.
Investment Guidelines
We seek to acquire primarily freestanding, single-tenant commercial real estate properties located in the United States that are under lease and fully occupied at the time of acquisition. We also seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we expect to take into account the percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating acquisition opportunities, we may also pursue opportunistic investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will generally not result in any one tenant representing more than 5% of ABR.
We are focused primarily on investing in the industrial, healthcare, restaurant, retail, and office property types. Within each property type, we target specific acquisition opportunities in a highly selective manner.

•	Industrial . We focus on single-tenant manufacturing, warehouse and distribution facilities, food processing, refrigerated storage, flex-space, and research and development facilities where the tenant

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

•
Healthcare
. We focus on single-tenant medical office buildings, large regional physician practices, and off-campus
clinics affiliated with major health systems, as well as laboratories, ambulatory surgical centers, service-type locations such as dental and dialysis centers, and animal health service clinics. We primarily focus on healthcare properties that have substantial tenant investments like special regulatory permits and buildouts that would make relocation difficult or costly. We look for healthcare properties that are mission critical to tenant operations, generally located adjacent to or near hospital campuses or other medical facilities, and where the tenant has a strong credit profile and is not easily displaced by regulatory changes. In certain instances, we will seek additional credit enhancements to augment the credit of the tenant. In states where a certificate of need statute exists, we ensure that our sites carry this designation to maintain long-term viability.

•
Restaurant
. We focus our restaurant investments primarily in single-tenant quick service restaurant and casual dining properties, with an emphasis on restaurants that are located in strong retail markets. We underwrite restaurant properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

•
Retail.
We focus on
e-commerce
resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our retail investments are primarily in single-tenant, net leased retail establishments in the general merchandise, automotive, and home furnishings industries, with an emphasis on market presence and necessity-based shopping. We underwrite retail properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

•
Office
. We focus on single-tenant corporate headquarters, mission-critical business operations, and call centers with creditworthy tenants where the property is strategically located or important to the tenant’s business. Key considerations for us when making office investments include a strong tenant credit profile, tenant’s previous investment in the property, occupancy costs relative to the market, divisibility of the space, and cost associated with repositioning the space upon lease expiration.

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
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, mortgage bankers, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us, and may have a higher target leverage profile. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Human Capital
As of December 31, 2021, we employed 76 full-time employees, comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business.
Our commitment to our employees is central to our ability to continue to deliver strong performance and financial results for our stockholders and other stakeholders. We are as passionate about our people as we are about real estate. We seek to create and cultivate an inclusive and engaging work environment for our employees, which allows us to attract, retain, and develop top talent to manage our business. We strive to provide our employees with a work environment that is free from discrimination and harassment, that respects and honors their differences and unique life experiences, and that enables employees the opportunity to develop and excel in their role and reach their full potential. We seek to provide a collaborative, creative workplace where people with unique talents can flourish, where their opinions are valued, and where their contributions are rewarded.
As part of our commitment to our employees, we are focused on the following:

•
Diversity, Equity, and Inclusion (“DE&I”)—We are committed to providing equal opportunity in all aspects of employment and cultivating a diverse, equitable, and inclusive workplace. We believe that diverse backgrounds and experiences help drive our performance and are important assets for our company. To that end, we value and advance the diversity, equity, and inclusion of the people with whom we work. Our cross-functional DE&I committee spearheads our ongoing efforts to deepen our commitment to this important initiative and drive our education, including diversity trainings on topics such as unconscious bias, employee engagement, policy reviews, recruitment, and monetary donations to external DE&I focused programs and organizations. DE&I is a critical business imperative that requires ongoing focus and commitment.; therefore, our efforts to promote greater diversity, equity and inclusion within and beyond our workplace have been instituted as a regular reporting item for our employees and our board of directors.

•
Career Development—We strive to create an engaging work experience that allows for career development and related opportunities. We offer numerous opportunities for our employees to engage in personal and professional development, including educational support and opportunities for tuition assistance and reimbursement, participation in industry conferences and networking events, individual leadership and management training, access to an online learning library providing an extensive collection of learning and development opportunities, lunch and learn meetings with our CEO and senior management team, group trainings (e.g., underwriting, real estate fundamentals, cyber security, computer skills, safety, ethics, harassment prevention, and DE&I related content), peer mentorship opportunities, and reimbursement for continuing education.

•
Employee Wellness—Our employees are our most valuable asset, and their individual and group contributions drive our performance and success. As a result, we are focused on and invest in our team’s overall health, wellness, and engagement. We employ numerous strategies and initiatives to nurture and nourish our employees’ physical, mental, and emotional well-being, including, among other things, competitive employee benefits (with 100% employer-paid healthcare options), generous paid time off programs, fringe benefits to make both the Broadstone and home office environments more comfortable, transparent and open communication and dialogue between our senior executives and our employee base, events and opportunities for social connectedness and fun family-friendly corporate events, wellness and fitness events, on-site
flu vaccinations administered by a third-party

health-services provider, flexibility in work location and schedules to meet specific employee needs, and access to an employee assistance program and other health and wellness resources.

•
Community Engagement—We believe in our responsibility to help the communities around us by providing support to charitable organizations and encourage living philanthropically. We offer regular volunteer and giving opportunities throughout the year that provide our employees with meaningful civic involvement. Since our inception, we have facilitated opportunities for our employees to contribute time and resources to benefit local nonprofit organizations. Our community engagement efforts are led by our employees through a dedicated committee that is responsible for engaging with community organizations, planning and organizing various opportunities for employees to make a difference through volunteer giving and service, and civic involvement with non-profit
organizations, and corporate donations.

We believe that the initiatives described above will help us attract, hire, and retain employees.
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
We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as other corporate governance policies and documents. Amendments to, and waivers granted to our directors and executive officers under our Codes of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 800 Clinton Square, Rochester, New York 14604. Stockholders may also call (585)
287-6500.
The information about our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1A.	Risk Factors
Summary Risk Factors
You should carefully consider the matters discussed in the “Risk Factors” section beginning on page 25 of this Annual Report on Form
10-K
for factors you should consider before investing in our Common Stock:

•	Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.

•
Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing
COVID-19
pandemic, could have a material adverse effect on our results of operations and the businesses of our tenants.

•	We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.

•	We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.

•	We may not be able to effectively manage our growth and any failure to do so could materially and adversely affect us.

•	The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us.

•	Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.

•	The decrease in demand for restaurant, retail, and/or office space may materially and adversely affect us.

•	We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

•	We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.

•	Global and U.S. financial markets and economic conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.

•	Inflation may materially and adversely affect us and our tenants.

•	As of December 31, 2021, we had approximately $1.7 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

•	Market conditions could adversely affect our ability to refinance existing indebtedness on acceptable terms or at all, which could materially and adversely affect us.

•	Our Revolving Credit Facility and term loan agreements contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.

•	We are a holding company with no direct operations and rely on funds received from the OP to pay liabilities.

•	Failure to qualify as a REIT would materially and adversely affect us and the value of our Common Stock.

•	The market price and trading volume of shares of our Common Stock may be volatile.

•	We may not be able to make distributions to our stockholders at the times or in the amounts we expect, or at all.

Risk Factors
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
This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2021, master leases contributed approximately 32.7% of our overall ABR (our largest master lease by ABR related to 43 properties and contributed 2.1% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 73.7% of our restaurant property ABR (156 of our 235 restaurant properties), and 37.9% of our retail property ABR (84 of our 191 retail properties). A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.
Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing
COVID-19
pandemic, could have a material adverse effect on our results of operations and the businesses of our tenants.
In response to the
COVID-19
pandemic, many countries and U.S. states, including the areas in which we operate, adopted certain measures to mitigate the ongoing public health crises. While such restrictions have largely been lifted, restrictions on day-to-day
activities are still prevalent in many countries and U.S. states. The
COVID-19
pandemic has negatively impacted nearly every industry directly or indirectly.

The
COVID-19
pandemic, and future epidemics, pandemics, and other public health crises could materially and adversely affect us and our tenants’ results of operations, liquidity, and ability to access capital markets or pay distributions due to, among other factors:

•
an ongoing reduction in general economic activity, which may cause one or more of our tenants to be unable to maintain profitability and make timely rental payments to us pursuant to their leases, request rent relief requests, or declare bankruptcy;

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

The extent to which the
COVID-19
pandemic impacts our investments and operations will depend on future developments, including, among others, the duration of the pandemic, the emergence of additional
SARS-CoV-2
variants, new information that may emerge concerning the severity of
COVID-19,
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
We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2021, the ABR weighted average remaining term of our leases was approximately 10.5 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in
increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us.

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.
Our growth strategy depends significantly on acquiring new properties. From 2015 to 2019, and in 2021, our team acquired more than $500 million of net leased real estate each year, including approximately $1 billion during 2019. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions.
Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2021 and beyond. If we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us. Furthermore, our acquisition volume within each year has not always been consistent on a quarterly basis, nor can we guarantee it will be consistent in the future. As a result, our acquisition results that we report on a quarterly basis may not meet investors’ expectations and could negatively impact the value of our Common Stock.
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
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions, including the impact of the COVID-19 pandemic;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	the performance of our portfolio;

•	our cash flow and cash distributions; and

•	the market price per share of our Common Stock.
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
We face increasing competition for acquiring properties from both publicly-traded REITs and private investors that have greater resources than we do, which could materially and adversely affect us.
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
Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.
As of December 31, 2021, approximately 32.3% of our ABR came from properties in our top five states: Texas (10.6%), Illinois (6.0%), Wisconsin (5.9%), Florida (4.9%), and Michigan (4.9%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, healthcare, restaurant, office, and retail properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions, including the current economic downturn resulting from the
COVID-19
pandemic, could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.
Our portfolio is also concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.
As of December 31, 2021, approximately 47.4% of our ABR came from industrial properties, 19.8% from healthcare properties, 13.8% from restaurant properties, 11.2% from retail properties, and 7.8% from office properties. Any adverse developments in one or more of these property types could materially and adversely affect us. For example, if our restaurant or retail tenants suffer weakening demand for their goods or services, it could adversely affect their ability to meet their rent and other obligations under their leases with us. It also may be difficult and expensive to re-tenant
a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated property types could materially and adversely affect us.
The decrease in demand for restaurant, retail, and/or office space may materially and adversely affect us.
As of December 31, 2021, leases with tenants in the restaurant industry represented approximately 13.8% of our ABR, leases with tenants in the retail industry represented approximately 11.2% of our ABR, and leases with tenants for office space represented approximately 7.8% of our ABR. In the future, we may acquire additional restaurant, retail, and office properties. Accordingly, decreases in the demand for restaurant, retail, and/or office properties may have a greater adverse effect on us than if we had fewer investments in these industries. The market for restaurant, retail, and office properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies including the impact of the ongoing
COVID-19
pandemic, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, and the excess amount of restaurant, retail and office space in a number of markets. For example, in recent years a number of companies in the restaurant industry have declared bankruptcy, gone out of business, or significantly reduced the number of their locations. As a result, we have experienced, and expect to continue to experience, challenges with some of our restaurant tenants, and have recorded asset impairments, which were immaterial on a consolidated basis, on certain assets as a result of increased credit losses.
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
In recent years, the market for office space has seen a shift in the use of space due to the widespread practices of telecommuting, videoconferencing, and renting shared workspaces, which accelerated at the onset of the
COVID-19
pandemic. These trends have led, and may in the future lead, to more efficient office layouts and a decrease in square feet leased per employee. The impact of alternative workspaces and technology could result in tenant downsizings upon renewal, or tenants seeking office space outside of typical central business districts.

These trends could cause an increase in vacancy rates at office buildings and a decrease in demand for new supply, and could materially and adversely affect us.
If one or more of our top 20 tenants, which together represented approximately 30.3% of our ABR as of December 31, 2021, suffers a downturn in their business, it could materially and adversely affect us.
As of December 31, 2021, our top 20 tenants together represented 30.3% of our ABR. Our largest tenant is Jack’s Family Restaurants, a quick service restaurant chain, which leases 43 properties that in the aggregate represent approximately 2.1% of our ABR. Our top 20 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.
We may be unable to renew leases,
re-lease
properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.
Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing
properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2021, one lease representing approximately 0.5% of our ABR will expire during 2022. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased
at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing
a significant number of our properties, which could materially and adversely affect us. As of December 31, 2021, two of our properties, representing approximately 0.2% of our portfolio, were unoccupied. We may experience difficulties in leasing this vacant space on favorable terms or at all. Any failure to renew leases, re-lease
properties as leases expire, or lease vacant space could materially and adversely affect us.
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
We may experience a higher number of tenant defaults because we lease most of our properties to tenants who do not have an investment grade credit rating.
We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2021, only approximately 15.7% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.
Our underwriting and risk management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.
Our underwriting and risk management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. To evaluate tenant credit risk, we utilize a third-party model, S&P Capital IQ, to help us determine a tenant’s implied credit rating when a public rating is not available. However, a rating from S&P Capital IQ is not the same as a published credit rating and lacks extensive company participation that is typically involved when a rating agency publishes a rating. Therefore, such rating may not be as indicative of creditworthiness as a rating published by a nationally recognized statistical rating organization. Tenant credit ratings, public or implied, however, are only one component of how we assess the risk of tenant insolvency. We also use our own internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. If our assessment of credit quality proves to be inaccurate, we may experience one or more tenant defaults, which could have a material adverse effect on us.
Any failure of one or more tenants to provide accurate or complete financial information could prevent us from identifying tenant problems that could materially and adversely affect us.
We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going
risk management. As of December 31, 2021, approximately 84.6% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 9.4% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. Ratings or conclusions derived from both S&P Capital IQ and our internal teams rely on such information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.
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
If interest rates increase, so could our interest costs for any new debt and our existing variable-rate debt obligations. Absent a simultaneous increase in acquisition yields, this increased cost could make the financing of any acquisition more expensive and lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. See “Risks Related to Debt Financing” for additional information. In addition, an increase in interest rates could decrease the access current and prospective tenants have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability, if necessary, to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the distribution yield on our Common Stock will influence the price of such Common Stock. Thus, an increase in market interest rates may lead prospective purchasers of our Common Stock to expect a higher distribution yield, which could adversely affect the market price of our common stock. See “Risks Related to Ownership of Our Common Stock” for more information. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2021, 2020, and 2019, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Critical Accounting Polices – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.
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
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2021, we were party to tax protection agreements covering three properties. Based on values as of December 31, 2021, taxable sales of the applicable properties would trigger liability under the agreements of approximately $12.3 million. In addition, in connection with the Internalization, we entered into a tax protection agreement with Amy L. Tait, the Company’s founder, and certain members of her family (the “Founding Owners’ Tax Protection Agreement”), which has a potential liability of up to $10 million based on values as of December 31, 2021. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time, or on terms, that would be favorable absent such restrictions.
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
Under the terms of substantially all of our leases, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance, maintenance, repairs, and capital costs in addition to satisfying their rent obligations. Under the provisions of a limited number of our existing leases and leases that we may enter into in the future, however, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural
repairs, and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition, and results of operations may be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders and unitholders may be reduced.
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
Our core business is the ownership of commercial real estate that is net leased on a long-term basis to businesses in the industrial, healthcare, restaurant, retail, and office sectors. Accordingly, our performance is subject to risks generally attributable to the ownership of commercial real property, including:

•	changes the supply and demand for single-tenant space in the industrial, healthcare, restaurant, office, and retail sectors;

•	increased competition for real property investments targeted by our investment strategy;

•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases and renewal of leases at lower rental rates;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	the potential risk of functional obsolescence of properties over time;

•	competition from other properties.
The factors described above are out of our control, and we are unable to predict future changes in such factors. Any negative changes in these factors may cause the value of our real estate to decline, which could materially and adversely affect us.
Global and U.S. financial markets and economic conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.
A significant portion of our portfolio is leased to tenants operating businesses that rely on discretionary consumer spending. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices. and a downturn in the economy could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us. Accordingly, adverse economic conditions such as high unemployment levels, an increase in interest rates, a decrease in available financing, high inflation, labor and workforce shortages, supply chain issues, tax rates, and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a decline in economic conditions could materially and adversely affect us.
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
Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and their ability to pay rent owed to us, which in turn could materially and adversely affect us.
Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events could materially and adversely impact us.
Natural disasters, terrorist attacks, other acts of violence or war, or other catastrophic events (
e.g.
, hurricanes, floods, earthquakes, or other types of natural disasters or wars or other acts of violence) could cause damage to our properties, materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease, or result in increased volatility in the U.S. and worldwide financial markets and economy. Such occurrences also could result in or prolong an economic recession in the United States. We own properties in regions that have historically been impacted by natural disasters and it is probable such regions will continue to be impacted by such events. If a disaster occurs, we could suffer a complete loss of capital invested in, and any profits expected from, the affected properties. Any of these occurrences could materially and adversely affect us.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
Our tenants are generally required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Additionally, most tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments
that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. In addition, if uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.
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
Our costs of compliance with laws and regulations may require us or our tenants to make unanticipated expenditures that could reduce the investment return of our stockholders.
All real property and the operations conducted on real property are subject to numerous federal, state, and local laws and regulations. We cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect us or our properties. For example, we may be required to make substantial capital expenditures to comply with applicable fire and safety regulations, building codes, environmental regulations, and other land use regulations, and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking improvements of any of our existing properties. Additionally, pursuant to the Americans with Disabilities Act (“ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with ADA requirements could require property-level expenditures and non-compliance
could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both.
In most instances, our tenants are obligated to comply with these types of laws and regulations pursuant to our leases and cover costs associated with compliance. However, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover such costs could be adversely affected and we may be required to expend our own funds. Further, there can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or improvements, or that additional regulations will not be adopted that increase such delays or result in additional costs. Accordingly, Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities, and could cause a material adverse effect on us.
Risks Related to Debt Financing
As of December 31, 2021, we had approximately $1.7 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2021, we had approximately $1.7 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gains), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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
The United States and global financial markets have experienced significant volatility and disruption in the past. During the mid-2000s,
there was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates, and lower property values. While, capital has generally become more available, future events or sustained negative conditions may also reduce the availability of financing, make financing terms less attractive, as well as impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. Uncertainty in the credit markets also could negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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
We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2021, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.
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
The spread we pay over applicable reference rates for our unsecured credit facilities is determined based upon our credit ratings. In March 2016, Moody’s assigned the OP an investment grade credit rating of Baa3 with a stable outlook, which was
re-affirmed
most recently in July 2020. On January 21, 2021, S&P assigned both the Company and the OP an initial investment grade credit rating of ‘BBB’ with a stable outlook. On September 14, 2021, Moody’s upgraded our credit rating to ‘Baa2’ with a stable outlook. The ratings are based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings it could adversely affect our cost of capital, liquidity, and access to capital markets. Factors that could negatively impact our credit ratings include, but are not limited to: a significant increase in our leverage on a sustained basis; a significant increase in the proportion of secured debt levels; a significant decline in our unencumbered asset base; and a significant decline in our portfolio diversification.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2021, we had approximately $752.0 million of debt outstanding for which the interest rate was tied to LIBOR. Additionally, as of December 31, 2021, we had entered into interest rate swaps totaling $640.0 million that fix the LIBOR component of our debt through various tenors. On July 27, 2017, the Financial Conduct Authority (the “FCA”) which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023.
The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. Our variable-interest debt instruments, including our unsecured revolving credit and term loan agreements, provide for alternate interest rate calculations using SOFR if LIBOR is no longer widely available or should the alternative interest rate prove more favorable. There can be no assurances as to what alternative interest rates may be and whether such interest rates, will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR
Risks Related to Our Organizational Structure
Our Charter contains provisions, including ownership and transfer restrictions, that may delay, discourage, or prevent a takeover or change of control transaction that could otherwise result in a premium price to our stockholders.
Our Charter contains various provisions that are intended to facilitate our qualification as a REIT. For example, our Charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding Common Stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our Common Stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential change of control transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our Common Stock. As a result, these charter provisions may negatively impact the market price of our Common Stock.
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

The value of an investment in our Common Stock may be reduced if we, the OP, or any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and, if we are subject to registration under the Investment Company Act, we will not be able to continue our business.
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

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate;

•	we could be subject to increased state and local income taxes;

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. If this occurs, we may need to borrow funds or liquidate some of our properties in order to pay any applicable taxes. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to execute our growth strategy and raise capital, and could materially and adversely affect the trading price of our Common Stock.
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

•
If we should fail to satisfy the 75% gross income test or the 95% gross income test (which are discussed below), but have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the greater of the gross income amount by which we fail the 75% or the 95% test multiplied in either case by a fraction generally intended to reflect our profitability without regard to our long-term capital gain.

•
Similarly, if we should fail to satisfy the asset tests or other requirements applicable to REITs, as described below, yet nonetheless qualify as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty. The amount of the penalty will be at least $50,000 per failure, and, in the case of certain asset test failures, will be equal to the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.

•
We may perform
additional, non-customary services
for tenants of our buildings through a taxable REIT subsidiary (“TRS”), including real estate or non-real estate
related services; however, any earnings related to such services are subject to federal and state income taxes.

•	We will be subject to a 100% tax on transactions with our TRSs if such transactions are not at arm’s length.
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
To satisfy the REIT distribution requirements, we may be forced to take certain actions to raise funds if we have insufficient cash flow which could materially and adversely affect us and the trading price of our Common Stock.
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
capital expenditures or other
non-deductible
expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our Common Stock. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the trading price of our Common Stock.
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
In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions, we have entered or will enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited. With respect to the existing tax protection agreements with property contributors (excluding the Internalization), as of December 31, 2021, our potential indemnification obligation for the taxable sale of those properties is approximately $12.3 million.
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
Because each of Trident BRE Holdings I, Inc. and Trident BRE Holdings II, Inc. (the “Blocker Corps”) were taxable as a non-REIT
C corporation and we acquired their appreciated assets in connection with the Internalization in transactions (the “Blocker Corp Mergers”) in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of each of the Blocker Corps prior to the Blocker Corp Mergers, we will be subject to corporate income tax on the
“built-in
gain” with respect to the Blocker Corps’ assets at the time of the Blocker Corp Mergers if we dispose of those assets in a taxable transaction within five years following the Blocker Corp Mergers. This built-in
gain is measured by the difference between the value of the Blocker Corps’ assets at the time of the Blocker Corp Mergers and the adjusted basis in those assets. We estimate this built-in
gain to be approximately $56.4 million. The assets of the Blocker Corps we acquired in the Blocker Corp Mergers are the Blocker Corps’ interests in BRE. When BRE merged into the OP in a tax-deferred
transaction and the Blocker Corps received OP Units, the
built-in
gain associated with the Blocker Corps’ assets became represented as part of an intangible asset on our balance sheet. The disposition of that intangible asset in a taxable transaction within five years following the Blocker Corp Mergers could trigger a corporate income tax on that built-in
gain. The most likely transaction in which that intangible asset is disposed of would be a sale of the OP (or our interest in the OP) in a taxable transaction. Thus, if the OP (or our interest in the OP) is sold in a taxable transaction within five years following the Blocker Corp Mergers, we could incur a corporate income tax on approximately $56.4 million of built-in
gain.
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
There may also be future changes in U.S. federal tax laws, regulations, rules, and judicial and administrative interpretations applicable to us and our business, the effect of which cannot be predicted. Our stockholders and prospective investors are urged to consult with their own tax advisors with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in shares of our Common Stock.
Risks Related to Ownership of Our Common Stock
The market price and trading volume of shares of our Common Stock may be volatile.
The market price of shares of our Common Stock may fluctuate. In addition, the trading volume in shares of our Common Stock, may fluctuate and cause significant price variations to occur. Historically, these changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our Common Stock could fluctuate based upon factors that have little or nothing to do with us in particular. If the market price of shares of our Common Stock declines significantly, you may be unable to resell your shares of our Common Stock at or above the public offering price. We cannot assure you that the market price of shares of our Common Stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future.
Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our Common Stock include:

•	actual or anticipated declines in our quarterly operating results or distributions;

•	changes in government regulations;

•	changes in laws affecting REITs and related tax matters;

•	the announcement of new contracts by us or our competitors;

•	reductions in our FFO, AFFO, or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of shares of our Common Stock to demand a higher yield;

•	future equity issuances, or the perception that they may occur, including issuances of Common Stock upon exercise or vesting of equity awards or redemption of OP Units;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	speculation in the press or investment community; and

•	the realization of any of the other risk factors presented herein.
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
Distributions are expected to be based upon our FFO, AFFO, financial condition, cash flows and liquidity, debt service requirements, and capital expenditure requirements for our properties. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in trading price of our Common Stock.
We may change the dividend policy for our Common Stock in the future.
The decision to declare and pay dividends on our Common Stock, as well as the form, timing, and amount of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law, and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of our Common Stock.
Increases in market interest rates may result in a decrease in the value of shares of our Common Stock.
One of the factors that will influence the price of shares of our Common Stock will be the distribution yield on shares of our Common Stock (as a percentage of the price of shares of our Common Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our Common Stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our Common Stock to decrease.
There may be future dilution to earnings related to shares of our Common Stock.
The market price of shares of our Common Stock could decline as a result of issuances or sales of a large number of shares of our Common Stock in the market, or the perception that such issuances or sales could occur. Additionally, future issuances or sales of substantial amounts of shares of our Common Stock may be at prices below the initial public offering price of the shares of our Class A Common Stock and may result in further dilution in our earnings and FFO per share and/or materially and adversely impact the per share trading price of our Common Stock.
Future offerings of debt, which would be senior to shares of our Common Stock upon liquidation, and/or preferred equity securities that may be senior to shares of our Common Stock for purposes of distributions or upon liquidation, may materially and adversely affect the market price of shares of our Common Stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities (or causing the OP to issue debt securities). Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our Common Stock and may result in dilution to owners of our Common Stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing the per share trading price of our Common Stock.
Sales of substantial amounts of our capital stock in the public markets may dilute your voting power and your ownership interest in us.
Our Charter provides that we may issue up to 500,000,000 shares of Common Stock, $0.00025 par value, and 20,000,000 shares of preferred stock, $0.001 par value per share. Moreover, under Maryland law and as provided in our Charter, a majority of our entire board of directors has the power to amend our Charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our Common Stock, securities convertible or exchangeable into Common Stock, or shares of our preferred stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

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
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is traded on the New York Stock Exchange under the ticker symbol “BNL.”
Stockholders
As of February 17, 2022, there were approximately 543 holders of record of our Common Stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our Common Stock than record holders.
Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Not applicable.
Distributions
We paid distributions to holders of shares of our Common Stock on a quarterly basis. We paid a $0.250 quarterly distribution for the first quarter of 2021, a $0.255 quarterly distribution for the second and third quarter of 2021, and a $0.265 quarterly distribution for the fourth quarter of 2021. On February 17, 2022, the Board declared a quarterly dividend for the first quarter of 2022 of $0.265 per share, payable to holders of record on March 31, 2022 and to be paid on or before April 15, 2022.
While we intend to continue paying regular quarterly dividends to stockholders, the authorization of future dividend declarations will be at the discretion of our board of directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our board of directors deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Performance Graph
The following graph is a comparison of the cumulative total return of shares of our common stock, the Russell 2000, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2016, in each of shares of our common stock, the Russell 2000 and the MCSI US REIT Index, and that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

	December 31,
	2016	2017	2018	2019	2020	2021
Broadstone Net Lease	100.00	112.10	126.74	133.39	128.21	170.09
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
MSCI US REIT Index	100.00	105.07	100.27	126.18	116.62	166.84
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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
10-K.
Overview
We acquire, own, and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the year ended December 31, 2021, we invested $654.7 million, excluding capitalized acquisition costs, in 116 properties at a weighted average initial cash capitalization rate of 6.3%. The acquisitions included properties in industrial (47%, based on ABR), retail (26%), healthcare (23%), and restaurant (4%) asset classes located across 28 states with a weighted average initial lease term and minimum annual rent increases of 15.9 years and 1.5%, respectively. As of December 31, 2021, our portfolio has grown to 726 properties, with 725 properties located in 42 U.S. states and one property located in British Columbia, Canada.
We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund core business operations rather than real estate ownership.

•
Diversified Portfolio
. As of December 31, 2021, our portfolio comprised approximately 32.2 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (
e.g.,
property-type diversification within a geographic concentration):

•
Property Type
: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, clinical, quick service restaurant, food processing, casual dining, flex/research and development, and general merchandise.

•	Geographic Diversification : Our properties are located in 42 U.S. states and British Columbia, Canada, with no single geographic concentration exceeding 10.6% of our ABR.

•
Tenant and Industry Diversification
: Our properties are occupied by approximately 204 different commercial tenants who operate 189 different brands that are diversified across 56 differing industries, with no single tenant accounting for more than 2.1% of our ABR.

•
Strong
In-Place
Leases with Significant Remaining Lease Term
. As of December 31, 2021, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.

•	Standard Contractual Base Rent Escalation . Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.

•
Extensive Tenant Financial Reporting
. Approximately 94.0% of our tenants, based on ABR provide financial reporting, of which 84.6% are required to provide us with specified financial information on a periodic basis and an additional 9.4% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Factors That Impact Our Result of Operations
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that typically impact our results of operations and financial condition, include rental rates, property dispositions, lease renewals and occupancy, acquisition activity, net lease terms, interest expense, general and administrative expenses, tenant bankruptcies, and impairments.
Rental Rates
Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2021, leases contributing approximately 97.3% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average minimum increase of 2.0%. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 13.6% of our rent escalators are based on an increase in the CPI over a specified period and 2.7% of our leases are flat leases, meaning they do not provide for rent increases during their terms. During periods of low inflation, small increases in the CPI will result in limited increases in rental revenue from our leases that contain rent escalators based on CPI increases. However, when the CPI decreases or does not change over the relevant period, our rental revenue from such leases is not reduced and will remain the same.
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
Lease Renewals and Occupancy
As of December 31, 2021, the ABR weighted average remaining term of our portfolio was approximately 10.5 years, excluding renewal options, and approximately 14.5% of our leases (based on ABR) will expire prior to January 1, 2027. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease
space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased,
which could negatively impact our operating results. Our portfolio was 99.8% occupied as of December 31, 2021.
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
Net Lease Terms
Substantially all of our leases are net leases pursuant to which our tenant generally is obligated to pay most recurring expenses associated with the leased property including real estate taxes, insurance, maintenance, and repairs. The remaining leases generally require that we pay some property expenses such as real estate taxes, insurance, or certain non-structural
repairs and maintenance. Additionally, we seek to use master lease structures where it fits market practice in the particular property type, pursuant to which we seek to lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. We believe the master lease structure is most prevalent and applicable to leases in our restaurant and retail property types, while less relevant to our other property types, such as healthcare and industrial. As of December 31, 2021, master leases contributed approximately 32.7% of our overall ABR (our largest master lease by ABR related to 43 properties and contributed 2.1% of our ABR, and our smallest master lease by ABR related to two properties and contributed 0.1% of our ABR), 73.7% of our restaurant property ABR (156 of our 235 restaurant properties), and 37.9% of our retail property ABR (84 of our 191 retail properties).

Interest Expense
We anticipate that we will continue to incur debt to fund future acquisition activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. Any changes to our debt structure or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such debt. In January 2021, we received an initial credit rating of ‘BBB’ with a stable outlook from S&P, which lowered the applicable margin on our existing $965 million of bank loans by 25 basis points in February 2021, as well as a 20 basis point decrease in the applicable margin on future Revolving Credit Facility borrowings. In September 2021, Moody’s upgraded our credit rating to ‘Baa2’ with a stable outlook, which aligned with S&P’s credit rating and therefore had no impact to our actual interest expense. However, a downgrade in our credit rating could also increase the amount of interest we pay under our debt agreements.
General and Administrative Expenses
Our general and administrative expenses primarily consist of compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses.
Impact of Inflation
Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 10.5 years as of December 31, 2021. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2021, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (
e.g.
, a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, there is a risk that inflation could be greater than the contractual rent increases.
Our focus on single-tenant, net leases also shelters us from fluctuations in the cost of services and maintenance as a result of inflation. For a portion of our portfolio, we have leases that are not fully triple-net,
and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (
e.g.,
roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (
e.g.
, real estate taxes, insurance, and maintenance). Inflation and increased costs may have an adverse impact to our tenants and their creditworthiness if the increase in costs are greater than their increase in revenue. Where we cannot implement a triple-net
lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.
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
Impairments
We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2021, we recognized $28.2 million of impairment, of which approximately $25.7 million related to the termination of a long-term master lease in exchange for a termination fee of $35 million. Simultaneously, we sold the underlying vacant properties to an unrelated third party for net proceeds of approximately $15.3 million. Due to the nature of the separate transactions, on a gross basis we recorded $33.8 million of revenue, $4.1 million of depreciation and amortization, and $25.7 million of impairment, for a net $4 million impact to net income.
Results of Operations
Our historical results of operations for the year ended December 31, 2021, discussed below, include a full year of direct compensation expenses and incremental general and administrative expenses associated with being internally managed. Our historical results of operations for the year ended December 31, 2020, discussed below, include the payment of asset and property management fees that we no longer pay following the Internalization, and do not include the full extent of expected direct compensation expenses or incremental general and administrative expenses associated with being internally managed.
Discussion of our Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 was previously filed in our Annual Report on Form
10-K
for the year ended December 31, 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “
Results of Operations—Year Ended December
 31, 2020 Compared to Year Ended year ended December
 31, 2019
.”
Overview
As of December 31, 2021, our real estate investment portfolio included 726 commercial real estate properties, with 725 properties located in 42 U.S. states and one property located in British Columbia, Canada, and leased to tenants in various industries. All but two of our properties were subject to a lease as of December 31, 2021.

Year Ended December 31, 2021 Compared to Year Ended year ended December 31, 2020
Lease revenues, net

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Revenues:
Contractual rental amounts billed for operating leases	$308,624	$281,998	$26,626	9.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	19,847	25,200	(5,353)	(21.2)%
Write-off of accrued rental income	(442)	(4,235)	3,793	(89.6)%
Variable rental amount earned	768	743	25	3.4%
Earned income from direct financing leases	2,909	3,355	(446)	(13.3)%
Interest income from sales-type leases	58	5	53	>100.0%
Operating expenses billed to tenants	17,462	15,845	1,617	10.2%
Other income from real estate transactions	33,549	799	32,750	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	101	(2,073)	2,174	<(100.0)%

Total Lease revenues, net	$382,876	$321,637	$61,239	19.0%

The increase in Lease revenues, net was primarily due to growth in our real estate portfolio through accretive property acquisitions during 2021, partially offset by the reductions of revenues associated with property dispositions. During year, we invested $654.7 million, excluding capitalized acquisition costs, in 116 properties at a weighted average initial cash capitalization rate of 6.3%. Lease revenues also increased due to lease termination fee income of $35.0 million (which we classified as other income from real estate transactions in the table above) during the year ended December 31, 2021, compared to $0.4 million in lease termination fee income during the year ended December 31, 2020. In September 2021, we executed the early termination of a long-term, master lease with an investment-grade office tenant in exchange for a termination fee of $35.0 million. Simultaneously, we sold the underlying vacant properties to an unrelated third party. Through the simultaneous transactions, we recorded $33.8 million of revenue, $4.1 million of amortization, and $25.7 million of impairment, for a net $4.0 million increase to net income. This resulted in a $33.8 million increase to generated funds from operations (“FFO”), but no impact to generated adjusted funds from operations (“AFFO”) or net debt to annualized adjusted EBITDAre. Refer to our non-GAAP
reconciliations in the
Non-GAAP
Measures
section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Operating expenses:
Depreciation and amortization	$132,096	$132,685	$(589)	(0.4)%
Property and operating expense	18,459	17,478	981	5.6%
General and administrative	36,366	27,988	8,378	29.9%
Provision for impairment of investment in rental properties	28,208	19,077	9,131	47.9%
Asset management fees	—	2,461	(2,461)	(100.0)%
Property management fees	—	1,275	(1,275)	(100.0)%

Total operating expenses	$215,129	$200,964	$14,165	7.0%

Depreciation and amortization
The decrease in depreciation and amortization was due to $11.1 million of accelerated amortization during the year ended December 31, 2020 as a result of the
COVID-19
pandemic and certain lease terminations compared to only $4.1 million of accelerated amortization during the year ended December 31, 2021, offset by additional depreciation and amortization recognized from growth in our real estate portfolio.
General and administrative
Following the Internalization in February 2020, our asset and property management fees were replaced with compensation and related expenses, along with associated general and administrative expenses. The increase in general and administrative expenses was a direct result of the Internalization.
Provision for impairment of investment in rental properties
During the year ended December 31, 2021, we recognized $28.2 million of impairment on our investments in rental properties, primarily attributable to our simultaneous early lease termination transaction and sale of underlying properties as discussed in Lease revenues, net above, compared to $19.1 million of impairment during the year ended December 31, 2020. The following table presents the impairment charges for their respective periods:

	Year Ended December 31,
(in thousands, except number of properties)	2021	2020
Number of properties	7	7
Carrying value prior to impairment charge	$48,604	$55,674
Fair value	20,396	36,597

Impairment charge	$28,208	$19,077

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Asset management fees and Property management fees
The decrease in asset management fees and property management fees was due to the completion of the Internalization in February 2020, which terminated the associated agreements with our third-party manager.
Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2021	2020	$	%
Other income (expenses)
Interest income	$17	$24	$(7)	(29.2)%
Interest expense	(64,146)	(76,138)	(11,992)	(15.8)%
Cost of debt extinguishment	(368)	(417)	(49)	(11.8)%
Gain on sale of real estate	13,523	14,985	(1,462)	(9.8)%
Income taxes	(1,644)	(939)	705	75.1%
Internalization expenses	—	(3,705)	(3,705)	(100.0)%
Change in fair value of earnout liability	(5,539)	1,800	(7,339)	<(100.0)%
Other expenses	(62)	(7)	55	>100.0%

Interest expense
The decrease in interest expense primarily reflects a decrease in our average outstanding borrowings, combined with a decrease in our weighted average cost of borrowings. In September 2020, we used the proceeds of our IPO to repay $456.7 million of outstanding borrowings, including accrued interest, significantly reducing our leverage profile. In January 2021, we received an initial credit rating of ‘BBB’ with a stable outlook from S&P Global Ratings (“S&P”), which had the effect of lowering the applicable margin on our then existing $965 million of bank loans by 25 basis points beginning in February 2021. In September 2021, Moody’s Investors Service (“Moody’s”) upgraded our credit rating to ‘Baa2’ with a stable outlook, which aligned with S&P’s credit rating and therefore had no impact to our actual interest expense. We also repriced and partially repaid our 2026 Unsecured Term Loan in March 2021, reducing the applicable margin and principal balance by an additional 60 basis points and $50 million, respectively. Our Net Debt to Annualized Adjusted EBITDAre ratio, used as a relative leverage measure, decreased from 7.04x as of January 1, 2020, to 5.13x as of December 31, 2021.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2021, we recognized gains of $13.5 million on the sale of 31 properties, compared to gains of $15.0 million on the sale of 24 properties during the year ended December 31, 2020.
Internalization expenses
During the year ended December 31, 2020, we incurred $3.7 million of third-party fees and consulting expenses associated with the Internalization. We did not incur these expenses during the year ended December 31, 2021.
Change in fair value of earnout liability
The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Consolidated Statements of Income and Comprehensive Income. The change in the fair value of the earnout liability during the year ended December 31, 2021, reflects our achievement of all four milestones applicable to the earnout during the year ended December 31, 2021.
Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2021	2020	$	%
Net income	$109,528	$56,276	$53,252	94.6%
Net earnings per diluted share	0.67	0.44	0.23	52.3%
The increase in net income is primarily due to revenue growth of $61.2 million, a $12.0 million decrease in interest expense, a $3.7 million decrease in asset and property management fees, and a $3.7 million decrease in Internalization expenses. These factors were partially offset by a $9.1 million increase in impairment of investment in rental properties, a $8.4 million increase in general and administrative expenses, a $7.3 million increase in the fair value of our earnout liability, and a $1.5 million decrease on gain on sale of real estate.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP
financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of December 31, 2021, we had total debt outstanding and Net Debt of $1.7 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.13x.
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
As detailed in the contractual obligations table below, we have approximately $124.2 million of expected obligations due throughout 2022, primarily consisting of the $60.0 million 2022 Unsecured Term Loan, $2.9 million of mortgage maturities, and $60.5 million of interest expense due, including the impact of our interest rate swaps. We expect to repay our $60.0 million 2022 Unsecured Term Loan with borrowings under our Revolving Credit Facility. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

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
The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. With outstanding borrowings of $102.0 million at December 31, 2021, we have $798.0 million of available capacity under our Revolving Credit Facility.
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
On June 28, 2021, we completed our first public
follow-on
equity offering and issued 11,500,000 shares of common stock, including shares issued pursuant to the underwriters’ full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million.
On August 23, 2021, we established an
at-the-market
common equity offering program (“ATM Program”), through which we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds.
During the year ended December 31, 2021, we issued 1,071,500 shares of common stock under our ATM Program, at a weighted average sale price of $26.26 per share. The net proceeds, after deducting $0.3 million for commissions and $0.5 million for other issuance expenses, were $27.3 million. At December 31, 2021, we could issue additional common stock with an aggregate sales price of up to $371.9 million under the ATM Program.
Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Net Debt to Annualized Adjusted EBITDAre ratio below 6.0x on a sustained basis, through the anticipated use of follow-on
equity offerings and the ATM Program.
Unsecured Indebtedness and Capital Markets Activities as of and for the Year Ended December 31, 2021
The following table sets forth our outstanding Revolving Credit Facility, Unsecured Term Loans and Senior Unsecured Notes at December 31, 2021.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$102,000	one-month LIBOR + 1.00%	Sep. 2023

Unsecured term loans:
2022 Unsecured Term Loan	60,000	one-month LIBOR + 1.00%	Feb. 2022
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026

Total unsecured term loans	650,000

Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031

Total senior unsecured notes	850,000

Total unsecured debt	$1,602,000

Revolving Credit Facility
The Revolving Credit Facility has a maximum availability of $900.0 million and includes $20.0 million available for issuance of letters of credit. The Revolving Credit Facility has an initial maturity date of September 2023 and provides for two six-month
extensions, at our election, subject to certain conditions set forth in the agreement and payment of a 0.0625% fee on the revolving commitments. The Revolving Credit Facility contains an applicable facility fee ranging between 0.125% and 0.30% per annum, based on our credit rating. At December 31, 2021, the facility fee was 0.20% per annum based on our credit ratings of ‘BBB’ and ‘Baa2’ from S&P and Moody’s, respectively.
Borrowings on the Revolving Credit Facility bear interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.825% and 1.55% per annum. At December 31, 2021, the applicable margin was 1.00%.
Subsequent to
year-end,
on January 28, 2022 we amended and restated the Revolving Credit Facility, upsizing the capacity to $1 billion, extending its maturity date to March 2026, and reducing the applicable margin to 0.85%.
2022 Unsecured Term Loan
The 2022 Unsecured Term Loan has an initial maturity date of February 2022. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based on our credit rating, ranging between 0.85% and 1.65% per annum. At December 31, 2021, the applicable margin was 1.00%.

2024 Unsecured Term Loan
The 2024 Unsecured Term Loan has an initial maturity date of June 2024. Borrowings under the 2024 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% per annum. At December 31, 2021, the applicable margin was 1.00%.
2026 Unsecured Term Loan
On March 12, 2021, we amended the 2026 Unsecured Term Loan and made a $50.0 million paydown on the loan. Prior to the amendment, the borrowings under the 2026 Unsecured Term Loan were subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 1.45% and 2.4% per annum. The amendment reduced the margin to a range between 0.85% and 1.65% based on our credit rating. At December 31, 2021, the applicable margin was 1.00%.
2027 Senior Unsecured Notes - Series A
The 2027 Senior Unsecured Notes - Series A are payable interest only semiannually during their term, bear interest at a fixed rate of 4.84% per annum, and mature in April 2027.
2028 Senior Unsecured Notes - Series B and 2030 Senior Unsecured Notes - Series C
The 2028 Senior Unsecured Notes - Series B and 2030 Senior Unsecured Notes - Series C are payable interest only semiannually during their term, and bear interest at fixed rates of 5.09% per annum and 5.19% per annum, respectively. Series B Notes mature in July 2028, and the Series C Notes mature in July 2030.
2031 Senior Unsecured Public Notes
On September 15, 2021, we completed our inaugural public bond offering of our 2031 Senior Unsecured Public Notes. We used the proceeds to repay the Revolving Credit Facility and a $265.0 million term loan in full that matured in 2020, to fund acquisitions, and for other general corporate purposes. Borrowings under the 2031 Senior Unsecured Public Notes are subject to interest only, semi-annual payments at a fixed rate of 2.60% per annum and mature in September 2031. The 2031 Senior Unsecured Public Notes were issued by our OP and are fully and unconditionally guaranteed by the Company. The assets, liabilities and results of operations of the OP are not materially different than the corresponding amounts in Company’s consolidated financial statements included herein.

Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2021, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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
Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of December 31, 2021 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility (1)	Senior Notes	Mortgages	Interest Expense (2)	Tenant Improvement Allowances (3)	Operating Leases	Total
2022	$60,000	$—	$—	$2,906	$60,542	$57	$723	$124,228
2023	—	102,000	—	7,582	59,432	—	539	169,553
2024	190,000	—	—	9,760	55,578	—	153	255,491
2025	—	—	—	20,195	52,126	—	155	72,476
2026	400,000	—	—	16,843	43,682	—	157	460,682
Thereafter	—	—	850,000	39,874	94,113	—	3,620	987,607

Total	$650,000	$102,000	$850,000	$97,160	$365,473	$57	$5,347	$2,070,037

(1)
On January 28, 2022, we amended and restated the Revolving Credit Facility, extending its maturity date to March 2026. The amended agreement contains two six-month
extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

(2)	Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2021. This amount includes the impact of interest rate swap agreements.
(3)	We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.
At December 31, 2021 and 2020, investment in rental property of $161.6 million and $173.5 million, respectively, was pledged as collateral against our mortgages.
Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2021, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.
In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.
Derivative Instruments and Hedging Activities
We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on LIBOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.
We attempt to manage our interest rate risk by entering into interest rate swaps. As of December 31, 2021, we had 24 interest rate swaps outstanding in an aggregate notional amount of $640.0 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
Cash Flows
Cash and cash equivalents and restricted cash totaled $27.8 million, $110.7 million, and $20.3 million at December 31, 2021, 2020, and 2019, respectively. The table below shows information concerning cash flows for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$244,937	$179,028	$147,358
Net cash used in investing activities	(582,304)	(60,236)	(831,707)
Net cash provided by (used in) financing activities	254,408	(28,375)	685,671

(Decrease) increase in cash and cash equivalents and restricted cash	$(82,959)	$90,417	$1,322

The increase in net cash provided by operating activities during the years ended December 31, 2021 and 2020, as compared to the comparable prior periods, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization, in addition to $35 million lease termination fee we received during the year ended December 31, 2021. The increase in net cash provided by operating activities during the years ended December 31, 2020 as compared to the year ended December 31, 2019, was mainly due to growth in our real estate portfolio and cost savings associated with the Internalization.

The increase in net cash used in investing activities during the year ended December 31, 2021 as compared to the year ended December 31, 2020, was mainly due to increased acquisition volume in 2021 offset by decrease in cash paid in connection with the Internalization. The change in net cash used in investing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019, was mainly due to decreased acquisition volume, offset by cash paid in connection with the Internalization and decreased proceeds from the disposal of properties in 2020.
The increase in net cash provided by (used in) financing activities during the year ended December 31, 2021 as compared to the year ended December 31, 2020, mainly reflects an increase in net proceeds from equity and debt offerings in 2021 to fund growth in our real estate portfolio. The change in net cash (used in) provided by financing activities during the year ended December 31, 2020 as compared to the year ended December 31, 2019, mainly reflects a net repayment of debt in 2020 with proceeds from our IPO, compared to net borrowings in 2019 that were partially offset by increased proceeds from the sale of common stock.
Non-GAAP
Measures
FFO and AFFO
We compute FFO in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. To derive AFFO, we modify the Nareit computation of FFO to include other adjustments to GAAP net income related to certain non-cash
and
non-recurring
revenues and expenses, including straight-line rents,
write-off
of accrued rental income, the change in fair value of our earnout liability, cost of debt extinguishments, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash
interest expense, realized gains or losses on foreign currency transactions, internalization expenses, stock-based compensation, severance, extraordinary items, and other specified non-cash
items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors.
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
We further exclude the change in fair value of our earnout liability, lease terminations fees, costs or gains recorded on the extinguishment of debt, non-cash
interest expense and gains, the amortization of debt issuance costs, net mortgage premiums, and lease intangibles, realized gains and losses on foreign currency transactions, internalization expenses, stock-based compensation and severance, as these items are not indicative of ongoing operational results. We use AFFO as a measure of our performance when we formulate corporate goals.
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
The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income	$109,528	$56,276	$85,114
Real property depreciation and amortization	131,999	132,613	108,818
Gain on sale of real estate	(13,523)	(14,985)	(29,914)
Provision for impairment on investment in rental properties	28,208	19,077	3,452

FFO	$256,212	$192,981	$167,470

Straight-line rent adjustment	(20,304)	(24,066)	(21,986)
Write-off of accrued rental income	1,938	4,235	43
Lease termination fee	(35,000)	—	—
Adjustment to provision for credit losses	(38)	(148)	—
Cost of debt extinguishment	368	417	1,176
Amortization of debt issuance costs	3,854	3,445	2,685
Amortization of net mortgage premiums	(132)	(142)	(143)
Loss (gain) on interest rate swaps and other non-cash interest expense	698	(166)	(205)
Amortization of lease intangibles	(3,208)	(1,118)	(3,410)
Stock-based compensation	4,669	1,989	—
Severance	1,304	94	—
Change in fair value of earnout liability	5,539	(1,800)	—
Internalization expenses	—	3,705	3,658
Capital improvements/reserves	—	1,662	(97)
Other expenses	62	7	6

AFFO	$215,962	$181,095	$149,197

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2021	2020	2019
Net income	$32,226	$17,619	$27,712
Depreciation and amortization	33,476	30,182	30,829
Interest expense	16,997	17,123	21,509
Income taxes	457	(141)	1,262

EBITDA	$83,156	$64,783	$81,312
Provision for impairment of investment in rental properties	207	1,678	—
Gain on sale of real estate	(3,732)	(5,260)	(13,142)

EBITDAre	$79,631	$61,201	$68,170
Adjustment for current quarter acquisition activity (1)	2,002	1,703	346
Adjustment for current quarter disposition activity (2)	(180)	(318)	(1,015)
Adjustment to exclude non-recurring expenses (income) (3)	—	182	2,463
Adjustment to exclude change in fair value of earnout liability	—	6,706	—
Adjustment to exclude write-off of accrued rental income	—	242	—

Adjusted EBITDAre	$81,453	$69,716	$69,964

Annualized EBITDAre	$318,526	$244,805	$272,680

Annualized Adjusted EBITDAre	$325,812	$278,867	$279,856

(1)	Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(2)	Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(3)	Amounts represent expense directly associated with the Internalization.

Net Debt, Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre
We define Net Debt as gross debt (total reported debt plus debt issuance costs) less cash and cash equivalents and restricted cash. We believe that the presentation of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre is useful to investors and analysts because these ratios provide information about gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using EBITDAre, and is used in communications with lenders and rating agencies regarding our credit rating. The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, and presents the ratio of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre, respectively:

	As of December 31,
(in thousands)	2021	2020
Debt
Unsecured revolving credit facility	$102,000	$—
Unsecured term loans, net	646,671	961,330
Senior unsecured notes, net	843,801	472,466
Mortgages, net	96,846	107,382
Debt issuance costs	9,842	6,489

Gross Debt	1,699,160	1,547,667
Cash and cash equivalents	(21,669)	(100,486)
Restricted cash	(6,100)	(10,242)

Net Debt	$1,671,391	$1,436,939

Net Debt to Annualized EBITDAre	5.25x	5.87x

Net Debt to Annualized Adjusted EBITDAre	5.13x	5.15x

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies”, contained in Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form
10-K.
Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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
Management estimates the fair value of assumed mortgages based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgages are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the notes’ outstanding principal balance is amortized to interest expense over the remaining term of the debt.
Long-lived Asset Impairment
We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value. Significant judgment is made to determine if and when impairment should be taken. Management’s assessment of impairment as of December 31, 2021 was based on the most current information available to management. Certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

Inputs used in establishing fair value for real estate assets generally fall within Level 3 of the fair value hierarchy, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs is current market conditions, as derived through the use of published commercial real estate market information. We determine the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations, and bona fide purchase offers received from third parties. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of our real estate.
The following table summarizes our impairment charges resulting primarily from changes in our long-term hold strategy with respect to the individual properties:

	Year Ended December 31,
(in thousands, except number of properties)	2021	2020	2019
Number of properties	7	7	4
Carrying value prior to impairment charge	$48,604	$55,674	$15,901
Fair value	20,396	36,597	12,449

Impairment charge	$28,208	$19,077	$3,452

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
Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2021, our inaugural goodwill impairment test date, we concluded that goodwill was not impaired.
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
Lease Termination Fee Income
The Company recognizes lease termination fee income as other income from real estate transactions, a component of Lease revenues, net, when all conditions of the termination agreement have been met, and collection of the lease termination fee is probable. If the tenant immediately vacates the property upon satisfying the conditions of the termination agreement, the Company recognizes the lease termination fee income net of accrued rental income associated with the lease immediately, as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statement of Income and Comprehensive Income.
Derivative Instruments and Hedging
Management uses interest rate swap agreements to manage risks related to interest rate movements. Management documents its risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge. Our interest rate risk management strategy is intended to stabilize cash flow requirements by maintaining interest rate swap agreements to convert certain variable-rate debt to a fixed rate.
The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. Interest rate swaps are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.
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
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt or by entering into interest rate swaps to convert certain variable-rate debt to a fixed rate. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 11 in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form
10-K.
Our fixed-rate debt includes our Senior Unsecured Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.6 billion and $1.7 billion, respectively, as of December 31, 2021. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $95.5 million as of December 31, 2021.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on LIBOR plus an applicable margin, and totaled $759.5 million as of December 31, 2021, of which $640.0 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase in interest would have a corresponding $1.2 million increase in interest expense annually, while a 1% decrease in interest would have a corresponding $1.1 million decrease in interest expense annually due to certain interest rate floors on our variable-rate debt.
With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.
As of December 31, 2021, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investment in rental property — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
During the year ended December 31, 2021, the Company acquired $659.2 million of real estate, excluding capitalized acquisition costs. The Company accounts for acquisitions of real estate as asset acquisitions. For acquired properties accounted for using the operating method, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed of based on their relative fair value. Acquisition costs are capitalized and included with the allocated purchase price. The Company uses multiple sources to estimate fair value. Factors that impact estimates of fair value include real estate market conditions, industry conditions that the tenant operates in, and characteristics of the real estate and/or real estate appraisals.
We identified the allocation of purchase price as a critical audit matter because of management’s significant estimates utilized to estimate the relative fair value of tangible and intangible assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allocation of purchase price for investments in rental property accounted for using the operating method included the following, among others:

•
We obtained an understanding and tested the design and operating effectiveness over the Company’s controls to allocate the purchase price of investments in real estate, including controls over management’s evaluation of inputs and assumptions used in the valuation estimates.

•	For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sale agreement.

•
For each real estate acquisition, we compared the purchase price allocated to identifiable tangible and intangible assets and liabilities as to the Company’s historical allocation percentages for similar types of properties, identifying outliers for further investigation.

•
With the assistance of our fair value specialists, on a sample basis, we evaluated the reasonableness of the valuation methodology and significant assumptions used in the third-party purchase price allocation report, including comparing the key inputs used in the purchase price allocation to external market sources.

Evaluation of long-lived asset impairment —Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of long-lived assets to be held and used for possible impairment involves an initial assessment to determine whether events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances area present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its estimated fair value.
We identified the evaluation of long-lived asset impairment as a critical audit matter because of the significant estimates and assumptions management utilizes to identify whether events or changes in circumstances have occurred indicating that the carrying value of the long-lived asset may not be recoverable, and, when applicable, the significant estimates and assumptions utilized to evaluate the long-lived asset for recoverability, including probabilities of outcomes, estimates of the hold or sell strategy, projected rental rates, and estimated disposition proceeds. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions utilized by management to identify whether events or changes in circumstances have occurred indicating that the carrying value of the long-lived asset may not be recoverable and, when applicable, the significant estimates and assumptions utilized to evaluate the long-lived asset for recoverability included the following, among others:

•
We obtained an understanding and tested the design and operating effectiveness of the Company’s controls to monitor long-lived assets for events or changes in circumstances that indicate that their carrying amounts may not be recoverable, and, when applicable, the Company’s controls over the undiscounted cash flow recoverability estimates, including the estimated hold or sell strategy, projected rental rates, and estimated disposition proceeds.

•
We evaluated the completeness and reasonableness of the Company’s criteria to identify long-lived assets with indicators of impairment, including assessing the methodologies applied and testing the completeness and accuracy of the underlying data utilized.

•
We compared the Company’s undiscounted cash flow recoverability estimates and assumptions, including estimated hold or sell strategy, projected rental rates and estimated disposition proceeds to historical results and external market sources to evaluate the reasonableness. In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s recoverability estimates.

/s/
Deloitte & Touche LLP
Rochester,
New York
February 23, 2022
We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Accounted for using the operating method:
Land	$655,374	$555,748
Land improvements	295,329	279,360
Buildings and improvements	3,242,618	2,857,510
Equipment	11,870	11,870

Total accounted for using the operating method	4,205,191	3,704,488
Less accumulated depreciation	(430,141)	(349,977)

Accounted for using the operating method, net	3,775,050	3,354,511
Accounted for using the direct financing method	28,782	29,066
Accounted for using the sales-type method	571	567

Investment in rental property, net	3,804,403	3,384,144
Cash and cash equivalents	21,669	100,486
Accrued rental income	116,874	102,117
Tenant and other receivables, net	1,310	1,604
Prepaid expenses and other assets	17,275	22,277
Goodwill	339,769	339,769
Intangible lease assets, net	303,642	290,913
Debt issuance costs—unsecured revolving credit facility, net	4,065	6,435
Leasing fees, net	9,641	10,738

Total assets	$4,618,648	$4,258,483

Liabilities and equity
Unsecured revolving credit facility	$102,000	$—
Mortgages, net	96,846	107,382
Unsecured term loans, net	646,671	961,330
Senior unsecured notes, net	843,801	472,466
Interest rate swap, liabilities	27,171	72,103
Earnout liability	—	7,509
Accounts payable and other liabilities	38,038	35,684
Dividends payable	45,914	39,252
Accrued interest payable	6,473	4,023
Intangible lease liabilities, net	70,596	79,653

Total liabilities	1,877,510	1,779,402

Commitments and contingencies (See Note 19)

Equity
Broadstone Net Lease, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 162,383 shares issued and outstanding at December 31, 2021; 440,000 shares authorized, 108,609 shares issued and outstanding at December 31, 2020	41	27
Class A common stock, $0.00025 par value; no shares authorized, issued or outstanding at December 31, 2021; 60,000 shares authorized, 37,000 shares issued and outstanding at December 31, 2020	—	9
Additional paid-in capital	2,924,168	2,624,997
Cumulative distributions in excess of retained earnings	(318,476)	(259,673)
Accumulated other comprehensive loss	(28,441)	(66,255)

Total Broadstone Net Lease, Inc. stockholders’ equity	2,577,292	2,299,105
Non-controlling interests	163,846	179,976

Total equity	2,741,138	2,479,081

Total liabilities and equity	$4,618,648	$4,258,483

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues
Lease revenues, net	$382,876	$321,637	$298,815

Operating expenses
Depreciation and amortization	132,096	132,685	108,818
Property and operating expense	18,459	17,478	15,990
General and administrative	36,366	27,988	5,456
Provision for impairment of investment in rental properties	28,208	19,077	3,452
Asset management fees	—	2,461	21,863
Property management fees	—	1,275	8,256

Total operating expenses	215,129	200,964	163,835

Other income (expenses)
Interest income	17	24	9
Interest expense	(64,146)	(76,138)	(72,534)
Cost of debt extinguishment	(368)	(417)	(1,176)
Gain on sale of real estate	13,523	14,985	29,914
Income taxes	(1,644)	(939)	(2,415)
Internalization expenses	—	(3,705)	(3,658)
Change in fair value of earnout liability	(5,539)	1,800	—
Other expenses	(62)	(7)	(6)

Net income	109,528	56,276	85,114
Net income attributable to non-controlling interests	(7,102)	(5,095)	(5,720)

Net income attributable to Broadstone Net Lease, Inc.	$102,426	$51,181	$79,394

Weighted average number of common shares outstanding
Basic	153,057	117,150	95,917

Diluted	163,970	128,799	102,865

Net earnings per share attributable to common stockholders
Basic and diluted	$0.67	$0.44	$0.83

Comprehensive income
Net income	$109,528	$56,276	$85,114
Other comprehensive income
Change in fair value of interest rate swaps	39,353	(50,544)	(37,372)
Realized loss (gain) on interest rate swaps	698	(166)	(205)

Comprehensive income	149,579	5,566	47,537
Comprehensive income attributable to non-controlling interests	(9,831)	(554)	(3,036)

Comprehensive income attributable to Broadstone Net Lease, Inc.	$139,748	$5,012	$44,501

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders’ Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	102,426	—	7,102	109,528
Issuance of 13,910 shares of common stock	4	—	293,728	—	—	—	293,732
Issuance of 1,859 OP Units	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(12,290)	—	—	—	(12,290)
Stock-based compensation	—	—	4,701	—	—	—	4,701
Retirement of 64 shares of common stock	—	—	(1,215)	—	—	—	(1,215)
Forfeiture of seven shares of common stock	—	—	(33)	—	—	—	(33)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 886 OP Units to 886 shares of common stock	—	—	14,206	—	—	(14,206)	—
Conversion of 2,049 OP Units to 2,049 shares of common stock with a related party	1	—	32,761	—	—	(32,762)	—
Distributions declared ($1.025 per share and OP Unit)	—	—	—	(161,229)	—	(11,188)	(172,417)
Change in fair value of interest rate swap agreements	—	—	—	—	36,664	2,689	39,353
Realized loss on interest rate swap agreements	—	—	—	—	658	40	698
Adjustment to non-controlling interests	—	—	(32,687)	—	492	32,195	—

Balance, December 31, 2021	$41	$—	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Mezzanine Equity
(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders’ Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2019	$22	$—	$1,557,421	$(155,150)	$14,806	$111,821	$1,528,920	$—	$—	$—
Net income	—	—	—	79,394	—	5,720	85,114	—	—	—
Issuance of 18,560 shares of common stock	5	—	395,086	—	—	—	395,091	—	—	—
Other offering costs	—	—	(1,649)	—	—	—	(1,649)	—	—	—
Distributions declared ($1.318 per share and OP Unit)	—	—	—	(127,014)	—	(9,266)	(136,280)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	(34,701)	(2,671)	(37,372)	—	—	—
Realized gain on interest rate swap agreements	—	—	—	—	(191)	(14)	(205)	—	—	—
Redemption of 1,668 shares of common stock	(1)	—	(32,005)	(2,593)	—	—	(34,599)	—	—	—
Redemption of 941 shares of common stock with a related party	—	—	(17,102)	(2,898)	—	—	(20,000)	—	—	—
Adjustment of non-controlling interests	—	—	(5,816)	—	—	5,816	—	—	—	—

Balance, December 31, 2019	26	—	1,895,935	(208,261)	(20,086)	111,406	1,779,020	—	—	—
Cumulative effect of accounting change	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	51,181	—	3,647	54,828	—	1,448	1,448
Issuance of 659 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,795	—	—	—	6,795	66,376	—	66,376
Stock-based compensation	—	—	1,989	—	—	—	1,989	—	—	—
Issuance of 37,000 shares of Class A common stock	—	9	628,991	—	—	—	629,000	—	—	—
Issuance of 5,278 mezzanine equity non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Offering costs, discounts, and commissions	—	—	(40,750)	—	—	—	(40,750)	—	—	—
Adjustments to carrying value of mezzanine equity non- controlling interests	—	—	(2,513)	—	—	—	(2,513)	—	2,513	2,513
Reclassification of portion of earnout liability	—	—	11,380	—	—	19,430	30,810	—	—	—
Repurchase of two fractional shares of common stock	—	—	(35)	—	—	—	(35)	—	—	—
Repurchase of five OP Units	—	—	—	—	—	(91)	(91)	—	—	—
Conversion of 822 OP Units to 822 shares of common stock with a related party	—	—	15,631	—	—	(15,631)	—	—	—	—
Distributions declared ($0.825 per share and OP Unit)	—	—	—	(102,270)	—	(7,423)	(109,693)	—	(1,742)	(1,742)
Change in fair value of interest rate swap agreements	—	—	—	—	(46,018)	(2,850)	(48,868)	—	(1,676)	(1,676)
Realized gain on interest rate swap agreements	—	—	—	—	(151)	(11)	(162)	—	(4)	(4)
Reclassification of 3,124 shares of mezzanine equity common stock to 3,124 shares of common stock	1	—	66,375	—	—	—	66,376	(66,376)	—	(66,376)
Reclassification of 5,278 mezzanine equity non-controlling interests to 5,278 non-controlling interests	—	—	—	—	—	112,698	112,698	—	(112,698)	(112,698)
Adjustment to non-controlling interests	—	—	41,199	—	—	(41,199)	—	—	—	—

Balance, December 31, 2020	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$109,528	$56,276	$85,114
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	128,888	131,568	105,408
Provision for impairment of investment in rental properties	28,208	19,077	3,452
Amortization of debt issuance costs and original issuance discounts charged to interest expense	3,721	3,303	2,542
Stock-based compensation expense	4,669	1,989	—
Straight-line rent, direct financing and sales-type lease adjustments	(18,362)	(19,817)	(21,943)
Cost of debt extinguishment	368	417	1,176
Gain on sale of real estate	(13,523)	(14,985)	(29,914)
Change in fair value of earnout liability	5,539	(1,800)	—
Cash paid for earnout liability	(6,440)	—	—
Settlement of interest rate swaps	(5,580)	—	—
Leasing fees paid	(319)	—	(1,002)
Adjustment to provision for credit losses	(38)	(148)	—
Other non-cash items	1,811	605	466
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	776	(670)	92
Prepaid expenses and other assets	350	(3,868)	(136)
Accounts payable and other liabilities	2,891	6,652	8,286
Accrued interest payable	2,450	429	(6,183)

Net cash provided by operating activities	244,937	179,028	147,358

Investing activities
Acquisition of rental property accounted for using the operating method, net of mortgages assumed of $0, $0 and $49,782 in 2021, 2020 and 2019, respectively	(665,030)	(94,808)	(997,015)
Acquisition of rental property accounted for using the sales-type method	—	(574)	—
Cash paid for Internalization	—	(30,861)	—
Capital expenditures and improvements	(1,598)	(10,806)	(5,051)
Proceeds from disposition of rental property, net	83,812	77,513	168,759
Change in deposits on investments in rental property	512	(700)	1,600

Net cash used in investing activities	(582,304)	(60,236)	(831,707)

Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $12,270, $40,674 and $0 of offering costs, discounts, and commissions in 2021, 2020 and 2019, respectively	280,356	588,457	329,750
Redemptions of common stock	—	—	(34,599)
Redemptions of common stock with a related party	—	—	(20,000)
Repurchase of fractional shares of common stock and OP Units	—	(126)	—
Borrowings on mortgages, senior unsecured notes and unsecured term loans, net of mortgages assumed of $0, $0 and $49,782 in 2021, 2020 and 2019, respectively	381,810	60,000	750,000
Principal payments on mortgages and unsecured term loans	(332,874)	(394,666)	(316,940)
Borrowings on unsecured revolving credit facility	356,600	192,000	434,100
Repayments on unsecured revolving credit facility	(254,600)	(389,300)	(377,900)
Cash distributions paid to stockholders	(154,459)	(71,532)	(61,961)
Cash distributions paid to non-controlling interests	(11,302)	(7,079)	(9,248)
Cash paid for earnout liability	(6,608)	—	—
Debt issuance and extinguishment costs paid	(4,515)	(6,129)	(7,531)

Net cash provided by (used in) financing activities	254,408	(28,375)	685,671

Net (decrease) increase in cash and cash equivalents and restricted cash	(82,959)	90,417	1,322
Cash and cash equivalents and restricted cash at beginning of period	110,728	20,311	18,989

Cash and cash equivalents and restricted cash at end of period	$27,769	$110,728	$20,311

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$100,486	$12,455	$18,612
Restricted cash at beginning of period	10,242	7,856	377

Cash and cash equivalents and restricted cash at beginning of period	$110,728	$20,311	$18,989

Cash and cash equivalents at end of period	$21,669	$100,486	$12,455
Restricted cash at end of period	6,100	10,242	7,856

Cash and cash equivalents and restricted cash at end of period	$27,769	$110,728	$20,311

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, and 2019
1. Business Description
Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on
October 18, 2007
, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At December 31, 2021, the Corporation owned a diversified portfolio of
726
individual commercial properties with
725
properties located in
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
On February 7, 2020, the Corporation, the OP, BRE, and certain of their respective subsidiaries and affiliates, completed through a series of mergers (the “Mergers”) the internalization of the external management functions previously performed for the Corporation and the OP by BRE and the Asset Manager (such transactions, collectively, the “Internalization”). Upon consummation of the Internalization, the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP and the Company became internally managed. Upon Internalization, the prior Property Management Agreement and Asset Management Agreement were terminated. The Internalization was not considered a “Termination Event” under the terms of either agreement and therefore no
fees were paid under them as a result of the Internalization.
On September 18, 2020, the Corporation effected a
four-for-one
stock split on its then outstanding
26,943,587
 shares of common stock (“Common Stock”) that previously had a $
0.001
par value. Concurrent with the stock split, the OP effected a four-for-one
stock split of its outstanding OP Units.
No
fractional shares or OP Units were issued as a result of the stock split. All historic share and per share amounts in these Consolidated Financial Statements have been adjusted to give retroactive effect to the stock split.
On September 21, 2020, the Corporation completed its initial public offering (“IPO”) and issued an aggregate of
37,000,000
shares of a new class of common stock, $
0.00025
par value per share (“Class A Common Stock”) at $
17.00
per share, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option on October 20, 2020, pursuant to a registration statement on Form
S-11
(File
No. 333-240381),
as amended, under the Securities Act of 1933. Shares of Class A Common Stock were listed on the New York

Stock Exchange (“NYSE”) under the symbol “BNL.” On March 20, 2021, each share of Class A Common Stock automatically converted into one share of Common Stock, and effective March 22, 2021, all shares of Common Stock were listed and freely tradeable on the NYSE under the symbol “BNL.” See Note 14.
The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	December 31, 2021			December 31, 2020			December 31, 2019
(in thousands)	Shares of Common Stock	OP Units	Total	Shares of Common Stock	OP Units	Total	Shares of Common Stock	OP Units	Total
Ownership interest	162,383	10,323	172,706	145,609	11,399	157,008	104,006	6,948	110,954
Percent Ownership of OP	94.0%	6.0%	100.0%	92.7%	7.3%	100.0%	93.7%	6.3%	100.0%
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the value of long-lived assets and goodwill, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the provisions for uncollectible rent and credit losses, the fair value of the earnout liability, the fair value of assumed debt, the fair value of the Company’s interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Investment in Rental Property
Rental property accounted for under operating leases is recorded at cost. Rental property accounted for under direct financing leases and sales-type leases are recorded at its net investment, which generally represents the cost of the property at the inception of the lease.
The Company accounts for its acquisitions of real estate as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) 805,
Business Combinations
, as substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets.
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
Management estimates the fair value of assumed mortgages payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgages are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the notes’ outstanding principal balance is amortized to interest expense over the remaining term of the debt.
Expenditures for significant betterments and improvements are capitalized. Maintenance and repairs are charged to expense when incurred. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest costs, and leasing and development costs incurred during construction periods are capitalized. Capitalization is based on qualified expenditures and interest rates. Capitalized real estate taxes, interest costs, and leasing and development costs are amortized over lives which are consistent with the related assets. There were no capitalized interest or real estate taxes during the years ended December 31, 2021, 2020, and 2019.
Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2021, 2020, and 2019, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

	For the Year Ended December 31,
(in thousands, except number of properties)	2021	2020	2019
Number of properties	7	7	4
Impairment charge	$28,208	$19,077	$3,452
During the year ended December 31, 2021, an office tenant of the Company executed an early lease termination at two properties in exchange for a fee of $35.0 million, and simultaneously sold the underlying properties to an unrelated third party for aggregate gross proceeds of $16.0 million. As the sale of the underlying properties was to an unrelated third party, the Company accounted for the lease termination income and sale of properties as separate transactions in accordance with GAAP.
The Company recognized the termination fee income, net of $1.5 million write-off
of accrued rental income associated with the lease as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statements of Income and Comprehensive Income. Refer to the
Lease Termination Fee Income
accounting policy below for additional information on the Company’s accounting for lease terminations. As a result of the early lease termination, the Company accelerated the amortization of the remaining lease intangibles, recognizing $0.3 million in Lease revenues, net and $4.0 million in Depreciation and amortization in the Consolidated Statements of Income and Comprehensive Income.
The Company sold the underlying vacant properties for an aggregate sales price of $16.0 million, and incurred sales expenses of $0.7 million. The properties’ carrying value, net of the fully amortized lease intangibles, was $41.1 million, resulting in a $25.7 million loss on sale of the properties. As the lease termination income was recognized separate from the sale of the underlying properties, the $35.0 million cash receipt was not able to be factored into the properties’ future undiscounted cash flows, and the properties were immediately deemed impaired. As such, the Company recognized the loss as an impairment charge in the Consolidated Statements of Income and Comprehensive Income.
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

The remaining impairments recognized during the year ended December 31, 2021 were immaterial. During the year ended December 31, 2020, impairment indicators primarily included changes in the Company’s long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the
COVID-19
pandemic in geographic areas where the Company had vacant properties marketed for re-lease
or sale. Impairments recognized during the year ended December 31, 2019 were immaterial.
Lease Termination Fee Income
The Company recognizes lease termination fee income as other income from real estate transactions, a component of Lease revenues, net, when all conditions of the termination agreement have been met, and collection of the lease termination fee is probable. If the tenant immediately vacates the property upon satisfying the conditions of the termination agreement, the Company recognizes the lease termination fee income net of accrued rental income associated with the lease immediately, as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statement of Income and Comprehensive Income.
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
For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place
lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately on the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2021 and 2020, the Company did not have any properties that met the held for sale criteria.
Sales of Real Estate
Under ASU
2017-05,
Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets the Company’s sales of real estate are generally considered to be sales to non-customers,
requiring the Company to identify each distinct
non-financial
asset promised to the buyer. The Company determines whether the buyer obtains control of the non-financial
assets, achieved through the transfer of the risks and rewards of ownership of the non-financial
assets. If control is transferred to the buyer, the Company derecognizes the asset.
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
The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2021, 2020, and 2019, the Company did not have property dispositions that qualified as discontinued operations.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Land improvements	15 years
Buildings and improvements	15 to 39 years
Equipment	7 years
Leasing Fees
Leasing fees represent costs incurred to lease properties to tenants and are capitalized as they are incremental costs of a lease that would not have been incurred if the lease had not been obtained. Leasing fees are amortized using the straight-line method over the term of the lease to which they relate, which range from 4 to 25 years.
Cash Equivalents
Cash equivalents consist of highly liquid investments with an original maturity at date of acquisition of three months or less, including money market funds. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.
Restricted Cash
Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue

Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Consolidated Balance Sheets.
Restricted cash consisted of the following:

	December 31,
(in thousands)	2021	2020
Escrow funds and other	$6,100	$7,852
Undistributed 1031 proceeds	—	2,390

	$6,100	$10,242

Revenue Recognition
The Company accounts for leases in accordance with ASC 842,
Leases
. The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.
Certain of the Company’s leases require tenants to pay rent based upon a percentage of the property’s net sales (“percentage rent”) or contain rent escalators indexed to future changes in the Consumer Price Index (“CPI”). Lease income associated with such provisions, absent the existence of a floor, are considered variable lease income and are not included in the initial measurement of the lease receivable, or in the calculation of straight-line rent revenue. Such amounts are recognized as income when the amounts are determinable.
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
Revenue recognition methods for operating leases, direct financing leases, and sales-type leases are described below:
Rental property accounted for under operating leases
—Revenue is recognized as rents are earned on a straight-line basis over the non-cancelable
terms of the related leases. For leases that have fixed and measurable rent escalations and collectability of the lease payments is probable, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as Accrued rental income on the Consolidated Balance Sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to Lease revenues, net to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee. Future revenue recognition is limited to amounts paid by the lessee.
Rental property accounted for under direct financing leases
—The Company utilizes the direct finance method of accounting to record direct financing lease income. The net investment in the direct financing lease represents receivables for the sum of future lease payments to be received and the estimated residual value of the leased property, less unamortized unearned income (which represents the difference between undiscounted cash flows and discounted cash flows). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.
Rental property accounted for under sales-type leases
—For leases accounted for as sales-type leases, the Company records selling profit arising from the lease at inception, along with the net investment in the lease. The Company leases assets through the assumption of existing leases or through sale-leaseback transactions, and records such assets at their fair value at the time of acquisition, which in most cases coincides with lease inception. As a result, the Company does not generally recognize selling profit on sales-type leases. The net investment in the sales-type lease represents receivables for the sum of future lease payments and the estimated unguaranteed residual value of the leased property, each measured at net present value. Interest income is recorded over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.
Certain of the Company’s lease contracts contain nonlease components (
e.g.
, charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (
i.e.
, monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues, net in the accompanying Consolidated Statements of Income and Comprehensive Income.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) that focused on the application of lease accounting guidance to lease concessions provided as a result of the
COVID-19
pandemic. Under ASC 842, economic relief that was agreed to or negotiated outside of the original lease agreement is typically considered a lease modification, in which case both the lessee and lessor would be required to apply the respective modification frameworks. However, if the lessee was entitled to the economic relief because of either contractual or legal rights, the relief would be accounted for outside of the modification framework. Although the original lease modification guidance in ASC 842 remains appropriate to address routine lease modifications, the Lease Modification Q&A established a different framework to account for certain lease concessions granted in response to the
COVID-19
pandemic, if certain criteria have been met. The Lease Modification Q&A allows the Company to make an accounting policy election to account for
COVID-19
related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election is required to be applied consistently to leases with similar characteristics and similar circumstances. In accordance with elections made pursuant to the Lease Modification Q&A, straight-line revenue recognized in the financial statements was not impacted for partial rent deferrals that were expected to be repaid within a short period of time, and where there was not a substantial change to the total consideration in the original lease agreement. Deferred rents due under these agreements was recorded as Tenant and other receivables, net in the Consolidated Balance Sheets.

Rent Received in Advance
Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Consolidated Balance Sheets. Rent received in advance consisted of the following:

	December 31,
(in thousands)	2021	2020
Rent received in advance	$15,162	$13,651
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
When the Company performs a quantitative test of goodwill for impairment, it compares the carrying value of its reporting unit with its fair value. If the fair value of the reporting unit exceeds its carrying amount, the Company does not consider goodwill to be impaired and no further analysis would be required. If the fair value is determined to be less than its carrying value, the amount of goodwill impairment equals the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2021 and 2020, the Company concluded that goodwill was not impaired.
Provision for Uncollectible Rent
In accordance with ASC 842,
Leases
, provisions for uncollectible rent are recorded as an offset to Lease revenues, net on the accompanying Consolidated Statements of Income and Comprehensive Income.
The following table summarizes the changes in the provision for uncollectible rent:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$201	$—	$2,086
Provision for uncollectible rent, net	(101)	2,073	441
Write-offs	—	(1,872)	(2,527)

Ending balance	$100	$201	$—

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
The balances of the tenant and capital reserves are included in Accounts payable and other liabilities on the Consolidated Balance Sheets and are as follows:

	December 31,
(in thousands)	2021	2020
Tenant reserve	$1,217	$1,070
Capital reserve	1,020	1,001

	$2,237	$2,071

The corresponding cash balances are recorded in Prepaid expenses and other assets on the Consolidated Balance Sheets.
Debt Issuance Costs
In accordance with ASC 835,
Interest,
debt issuance costs related to mortgages, unsecured term loans and senior unsecured notes are reported as a direct deduction from the carrying amount of the related liability, consistent with debt discounts, in the Consolidated Balance Sheets. Debt issuance costs associated with the unsecured revolving credit facility are reported as an asset on the Consolidated Balance Sheets.
Debt issuance costs incurred in connection with the Company’s unsecured revolving credit facility, mortgages, unsecured term loans and senior unsecured notes have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method.
Offering Costs
In connection with equity offerings, the Company incurs and capitalizes certain direct, incremental legal, professional, accounting and other third-party costs. Such costs are offset against the gross proceeds of each equity offering, and recorded as a component of Additional paid-in
capital on the Consolidated Balance Sheets upon the consummation of the offering. See Note 14 for further discussion of net proceeds associated with equity offerings.
Earnout Liability
The Company’s earnout liability was payable in four tranches, in a combination of cash, common shares, and OP Units, in the same proportion as the initial consideration paid in the Internalization (see Note 4). The common shares and OP Units payable under the arrangement were originally subject to a redemption rights agreement, whereby holders of the common shares and OP Units had the right to require the Company to repurchase any or all of the common shares or OP Units if an IPO had not occurred on or before December 31, 2020 (see discussion of the redemption rights agreement in Note 4). The common shares and OP Units were deemed to be freestanding financial instruments that, at inception, embodied an obligation to repurchase the Company’s common shares and OP Units, and therefore were initially classified as liabilities together with the cash portion of the earnout, and recorded in Earnout liability on the Consolidated Balance Sheets as part of the purchase price allocation. The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Consolidated Statements of Income and Comprehensive Income.

Upon completion of the IPO in September 2020, the redemption rights with respect to the common shares and OP Units terminated, and the $18.4 million fair value of the 725,988 shares of common stock and 1,239,506 OP Units associated with the third and fourth earnout tranches as of the date of the IPO, was reclassified to equity as a component of Additional paid-in
capital and
Non-controlling
interests on the Consolidated Balance Sheets. At December 31, 2020, the $12.4 million fair value of 362,989 shares of common stock and 619,751 OP Units associated with the first and second earnout tranches was reclassified to equity as a component of Additional paid-in
capital and
Non-controlling
interests on the Consolidated Balance Sheets, as the achievement of 2020 adjusted funds from operations (“AFFO”) targets were not met and were no longer applicable. The Company achieved all four milestones applicable to the earnout thereby triggering the payout of all earnout tranches during the year ended December 31, 2021, and therefore no remaining earnout liability was recorded at December 31, 2021.
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
The rights under the redemption rights agreement terminated effective with the IPO and the applicable common shares and OP Units were reclassified to permanent equity in 2020 (see discussion of redemption rights agreement in Note 4).
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
Property Loss and Insurance Recoveries
Property losses, whether full or partial, are accounted for using a combination of impairment, insurance, and revenue recognition guidance prescribed by GAAP. Upon incurring a loss event, the Company evaluates for asset impairment under ASC 350,
Intangibles—Goodwill and Other,
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
Under the terms of the lease agreements with tenants, in the case of full or partial loss to a property, the tenant has an obligation to restore/rebuild the premises as nearly as possible to its value, condition and character immediately prior to such event. To mitigate the risk of loss, the Company requires tenants to maintain general liability insurance policies on the replacement value of the properties. Based on these considerations, the Company follows the guidance in ASC
610-30,
Other Income —Gains and Losses on Involuntary Conversions,
for the conversion of nonmonetary assets (
i.e.
, the properties) to monetary assets (
i.e.
, insurance recoveries or tenant recoveries). Under ASC
610-30,
once probable of receipt, the Company recognizes an insurance/tenant recovery receivable in Tenant and other receivables, net, in the Consolidated Balance Sheets, with a corresponding offset to the accelerated depreciation recognized in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is less than the amount of accelerated depreciation recognized, the Company will recognize a net loss in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is greater than the amount of accelerated depreciation recognized, the Company will only recognize a recovery up to the amount of the accelerated depreciation, and will account for the excess as a gain contingency in accordance with ASC
450-30,
Gain Contingencies.
Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable
cash advances are received.
Non-controlling
Interests
Non-controlling
interests represents the membership interests held in the OP of 6.0%, 7.3%, and 6.3% at December 31, 2021, 2020, and 2019, respectively, by third parties which are accounted for as a separate component of equity.
The Company adjusts the carrying value of
non-controlling
interests to reflect their share of the book value of the OP. Such adjustments are recorded to Additional paid-in
capital as a reallocation of
Non-controlling
interests in the Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

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
The standard describes three levels of inputs that may be used to measure fair value:
Level
 1
—Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable, available-for-sale
equity securities that are traded in an active exchange market.
Level
 2
—Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are derivative contracts whose value is determined using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.
Level
 3
—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company has estimated that the carrying amount reported on the Consolidated Balance Sheets for Cash and cash equivalents, Prepaid expenses and other assets, Tenant and other receivables, net, Accrued interest payable, and Accounts payable and other liabilities, and Dividends payable approximates their fair values due to their short-term nature.
Recurring Fair Value Measurements
Interest Rate Swap Assets and Liabilities—
The Company measures and records its interest rate swap instruments (see Note 11) and earnout liability at fair value, and discloses the fair value of its long-term debt, on a recurring basis.
Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.
Earnout Liability
—In connection with the Internalization, the Company recognized an earnout liability that was due and payable to the former owners of BRE if certain milestones were achieved during specified periods of time following the closing of the Internalization (the “Earnout Periods”). Under the terms of the agreement, the milestones related to either (a) the
40-day
dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO.
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
The Company achieved all four VWAP milestones applicable to the earnout thereby triggering the payout of all earnout tranches during the year ended December 31, 2021, and therefore no remaining earnout liability was recorded at December 31, 2021.
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
The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of February 7, 2020, which was the date of the Internalization:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Expected IPO date	April 15, 2020	March 2020 through May 2020
Peer stock price volatility	20.0%	16.22% to 23.09%
Company’s net asset value per diluted share	$21.30	(a)

(a)
The Company’s net asset value per diluted share was primarily based on the fair value of its real estate investment portfolio, together with the fair value of its other assets and liabilities. The fair value of the Company’s real estate investment portfolio as of the measurement date was determined using market capitalization rates that ranged between 6.05% and 7.09%.

The following table presents a reconciliation of the change in the earnout liability:

	For the Year Ended December 31,
(in thousands)	2021	2020
Beginning balance	$7,509	$—
Allocation of Internalization purchase price at February 7, 2020	—	40,119
Change in fair value subsequent to Internalization	5,539	(1,800)
Reclassification as a component of additional paid-in capital and non-controlling interests	—	(30,810)
Payout of tranches earned	(13,048)	—

Ending balance	$—	$7,509

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(27,171)	$—	$(27,171)	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(72,103)	$—	$(72,103)	$—
Earnout liability	(7,509)	—	—	(7,509)
Long-term Debt
—The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (defined below), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.
The following table summarizes the carrying amount reported on the Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

	December 31,
(in thousands)	2021	2020
Carrying amount	$1,699,160	$1,547,667
Fair value	1,785,701	1,679,188
Non-recurring
Fair Value Measurements
The Company’s
non-recurring
fair value measurements at December 31, 2021 and 2020, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2008. The Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT, and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, the Company is not subject to U.S. federal corporate income tax to the extent its dividends paid deduction exceeds its taxable income, as defined in the Code. Accordingly, no provision has been made for U.S. federal income taxes in the accompanying Consolidated Financial Statements. The Company has a wholly-owned subsidiary that elected to be treated as a taxable REIT subsidiary (“TRS”) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates when due.
The Company is subject to state and local income or franchise taxes and foreign taxes in certain jurisdictions in which some of its properties are located and records these within Income taxes in the accompanying Consolidated Statements of Income and Comprehensive Income when due.
The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2021, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2018 through 2020 tax years.
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
The Company has determined that it has no uncertain tax positions at December 31, 2021 and 2020, or for the years ended December 31, 2021, 2020, and 2019, which include the tax status of the Company.
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

		December 31,
(in thousands)	Financial Statement Presentation	2021	2020
Right-of-use assets	Prepaid expenses and other assets	$3,099	$3,075
Lease liabilities	Accounts payable and other liabilities	2,570	2,659
Rental Expense
Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use
asset in the accompanying December 31, 2021 and 2020 Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Rental expense is included in Property and operating expense on the accompanying Consolidated Statements of Income and Comprehensive Income.
Stock-Based Compensation
The Company has issued restricted stock awards (“RSAs”) and performance-based restricted stock units (“PRSUs”) under its 2020 Omnibus Equity and Incentive Plan (the “Equity Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718,
Compensation—Stock Compensation
, which requires that such compensation be recognized in the financial statements based on the award’s estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSAs issued under the Equity Incentive Plan are recorded as Cumulative distributions in excess of retained earnings on the Consolidated Balance Sheets. Accumulated dividends related to forfeited RSAs are reversed through compensation expense in the period the forfeiture occurs. Dividends accrued on the PRSUs are recorded as Cumulative distributions in excess of retained earnings on the Consolidated Balance Sheets. Accumulated dividends accrued related to forfeited PRSUs are reversed in the period the forfeiture occurs.
Earnings per Share
Earnings per common share has been computed pursuant to the guidance in ASC Topic 260,
Earnings Per Share,
which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable
dividends, as participating securities requiring the
two-class
method of computing earnings per share. The
two-class
method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class
method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. See Note 16.
Recently Adopted Accounting Standards
In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2021-01,
Reference Rate Reform (Topic 848): Scope
, which refines the scope of ASC 848, to include all derivative contracts subject to a transition for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) as a result of reference rate reform (the “discounting transition”). ASU
2021-01
gives market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by a discounting transition. ASU
2021-01
permits an entity to elect certain hedging relief if it has designated a derivative as a hedging instrument in a hedging relationship and the terms of the derivative have changed as a result of the discounting transition. The Company will apply the amendments in ASU
2021-01
related to contract modifications and hedging relationships prospectively.
Other Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. The guidance in ASU
2020-06
simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU
2020-06
also simplify the guidance in ASC Subtopic
815-40,
Derivatives and Hedging: Contracts in Entity’s Own Equity
, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted
method for all convertible instruments. The amendments in ASU
2020-06
are effective for the Company beginning January 1, 2022. The Company uses the two-class
method of computing basic and diluted earnings per share. Based on the nature of the Company’s potentially dilutive instruments, the treasury stock method is not used in computing dilutive earnings per share. Accordingly, the adoption of ASU
2020-06
will not have a material impact on the Company.
Reclassifications
The Company reclassified $961.3 million of Unsecured term notes, net at December 31, 2020 to Unsecured term loans, net at December 31, 2021 and $472.5 million of Unsecured term notes, net at December 31, 2020 to Senior unsecured notes, net at December 31, 2021 on the Consolidated Balance Sheets, to conform with the current period presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.
The Company disaggregated $39.3 million of Accounts payable and other liabilities to a separate financial statement line item Dividends payable on the Consolidated Balance Sheets at December 31, 2020, to conform with the current period presentation. The reclassification is a change from one acceptable presentation to another acceptable presentation.
The components of investment in rental property accounted for using the operating method were previously combined and reported as assets accounted for using the operating method, net of accumulated depreciation on the Consolidated Balance Sheets with separate footnote disclosure of the disaggregated balances. The components of investment in rental property accounted for using the operating method were disaggregated to conform with the current period presentation, which is a change from one acceptable presentation to another acceptable presentation, as follows:

As originally reported
(in thousands)	December 31, 2020
Assets
Accounted for using the operating method, net of accumulated depreciation	$3,354,511

As revised
(in thousands)	December 31, 2020
Assets
Accounted for using the operating method:
Land	$555,748
Land improvements	279,360
Buildings and improvements	2,857,510
Equipment	11,870

Total accounted for using the operating method	3,704,488
Less accumulated depreciation	(349,977)

Accounted for using the operating method, net	$3,354,511

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
Upon completion of the Internalization, the Property Management Agreement was terminated and, prospectively, property management fees were no longer payable to BRE. The Internalization was not considered a “Termination Event” under the Property Management Agreement, therefore no fees were payable to BRE as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.
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
Upon completion of the Internalization, the Asset Management Agreement was terminated and, prospectively, asset management fees were no longer payable to the Asset Manager. The Internalization was not considered a “Termination Event” under the Asset Management Agreement, therefore no fees were payable to the Asset Manager as a result of the Internalization. See Note 4 for further discussion regarding the Internalization, including the associated payments related thereto.
Total fees incurred under the Property Management Agreement and Asset Management Agreement were as follows:

(in thousands)		For the Year Ended December 31,
Type of Fee	Financial Statement Presentation	2021	2020 (a)	2019
Asset management fee	Asset management fees	$—	$2,461	$21,863
Property management fee	Property management fees	—	1,275	8,256

Total management fee expense		—	3,736	30,119
Marketing fee (offering costs)	Additional paid-in capital	—	—	1,649
Acquisition fee	Capitalized as a component of assets acquired	—	—	10,319
Leasing fee and re-leasing fees	Leasing fees, net	—	—	843
Disposition fee	Gain on sale of real estate	—	109	1,765

Total management fees		$—	$3,845	$44,695

(a)	Fees were payable under the Property Management Agreement and Asset Management Agreement from January 1, 2020 through February 6, 2020. The Internalization was effective February 7, 2020.
There were no unpaid management fees at December 31, 2021 and 2020. All fees related to the Property Management Agreement and the Asset Management Agreement were paid for in cash within the Company’s normal payment cycle for vendors.

Earnout Consideration
In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). As of December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock, 1,859,257 OP Units and made cash payments of $13.0 million to these related parties (see Note 4). The earnout consideration at December 31, 2020, consisted of $7.5 million recorded as Earnout liability, $11.4 million recorded as a component of Additional paid-in
capital, and $19.4 million recorded as a component of
Non-controlling
interests on the Consolidated Balance Sheets (see Note 2).
Redemption of Shares from Related Party
In accordance with the definitive Merger Agreement entered into as part of Internalization, during December 2019, the Company redeemed 941,196 shares of its common stock from BRE, representing BRE’s entire ownership interest in the Company. The shares were redeemed at $21.25 per share, the then current determined share value established by the Board of Directors (“Determined Share Value”), for total consideration of $20.0 million.
Conversion of OP Units to Common Stock
During the years ended December 31, 2021 and 2020, in
non-cash
transactions (see Note 18), the Company converted 2,049,439 and 822,745 OP Units, respectively, held by an affiliated third party to 2,049,439 and 822,745 shares of common stock, respectively, at a total conversion value of $32.8 million and $15.6 million, respectively. See further discussion in Note 12 and 14.
4. Internalization
On February 7, 2020, the Company completed the Internalization and the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP. The Company paid base consideration of $209.5 million at closing and additional earnout consideration of up to $75.0 million, as described below. In addition, the Company assumed $90.5 million of debt in addition to other assets acquired and liabilities assumed, as detailed in the
Allocation of Purchase Price
discussion elsewhere in this Note 4. The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020.
The consideration paid at closing of the Internalization is summarized in the following table:

(in thousands)
Issuance of 3,124 shares of common stock	$66,376
Issuance of 5,278 OP Units	112,159
Cash	30,981

Base consideration	209,516
Initial estimate of fair value of earnout liability	40,119

Total consideration	$249,635

In accordance with the Internalization, the Company was required to pay additional earnout consideration of up to $75.0 million payable in four tranches of $10.0 million, $15.0 million, $25.0 million, and $25.0 million if certain milestones related to the
40-day
VWAP per REIT Share were achieved. The consideration consisted of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration.

As of December 31, 2021, the Company achieved all four VWAP milestones, thereby triggering the payout of all earnout tranches. Below is a summary of the shares of common stock and OP Units issued, and cash paid for each earnout tranche:

(in thousands, except per share amounts)
Tranche	Shares of Common Stock Issued	OP Units Issued	Cash Paid	40-Day VWAP of a REIT Share	Achievement Date
1	145	248	$1,926 (a)	$ 22.50	June 16, 2021
2	218	371	2,888 (a)	23.75	July 14, 2021
3	363	620	4,117	24.375	September 21, 2021
4	363	620	4,117	25.00	September 21, 2021

(a)	Cash payments include amounts earned for dividends.
Redemption Rights Agreement
If an IPO did not occur on or before the satisfaction of certain milestones related to the
40-day
VWAP per REIT Share, then each holder of common shares or OP Units issued in connection with the Internalization had the right to require the Company to repurchase any or all of such holder’s shares or OP Units. Such rights terminated effective with the IPO.
Upon occurrence of the IPO in September 2020, the common stock and non-controlling
interests issued as base consideration in connection with the Internalization and originally classified as mezzanine equity, were reclassified as a component of Common stock, Additional paid-in
capital, and
Non-controlling
interests on the Consolidated Balance Sheets.
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

$249,635

In connection with the Internalization, the Company recorded goodwill of $339.8 million as a result of the consideration exceeding the fair value of the net liabilities acquired. Goodwill represents the synergies and costs savings expected from the acquired management functions and the Company’s ability to generate additional portfolio growth on a lower cost structure than when it was externally managed. The goodwill is not deductible for tax purposes.

In connection with the Internalization, the Company assumed $90.5 million of debt which was subsequently repaid through a combination of revolving credit facility borrowings and entering into a new $60.0 million term loan agreement (see Note 9).
The Company incurred $3.7 million in
non-recurring
costs associated with the Internalization during each of the years ended December 31, 2020 and 2019, which were classified as Internalization expenses in the Consolidated Statements of Income and Comprehensive Income.
The effect of the Internalization has been reflected in the Company’s operating results beginning on February 7, 2020. No incremental revenues were recorded as a result of the Internalization. Subsequent to the Internalization, during the year ended December 31, 2020, the Company incurred $20.5 million in expenses as a result of being internalized. Such amounts include general and administrative expenses associated with the Company’s performance of functions previously performed by BRE and the Asset Manager (primarily employee related costs), as well as interest expense associated with the borrowings related to the Internalization. These expenses do not include the Internalization expenses discussed above, or amounts recorded to reflect changes in the fair value of the earnout liability.
Condensed Pro Forma Financial Information (Unaudited)
The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $4.5 million and $14.5 million of income for the year ended December 31, 2020 and 2019, respectively. These pro forma adjustments reflect the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historical financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.
The condensed pro forma financial information is as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Revenues	$321,637	$298,815
Net income	60,783	99,636

5. Acquisitions of Rental Property
The Company closed on the following acquisitions during the year ended December 31, 2021:

(in thousands, except number of properties)		Number of		Real Estate
Date	Property Type	Properties		Acquisition Price
February 5, 2021	Healthcare	1		$4,843
February 26, 2021	Restaurant	(a	)	181
March 11, 2021	Retail	13		26,834
March 30, 2021	Retail	11		41,324
March 31, 2021	Healthcare	3		14,140
June 4, 2021	Retail	2		19,420
June 9, 2021	Industrial	1		8,500
June 9, 2021	Industrial	11		106,578
June 25, 2021	Retail	8		12,131
June 28, 2021	Healthcare	4		15,300
June 30, 2021	Retail	1		1,279
June 30, 2021	Healthcare	7		30,750
July 2, 2021	Industrial	(b	)	4,500
July 21, 2021	Retail	1		5,565
July 29, 2021	Retail	3		4,586
July 29, 2021	Industrial	1		13,041
July 30, 2021	Industrial	2		11,011
August 23, 2021	Healthcare	1		60,000
September 8, 2021	Retail	2		8,901
September 17, 2021	Retail	1		1,722
September 24, 2021	Retail	1		2,456
September 24, 2021	Industrial	2		48,699
September 29, 2021	Industrial	1		10,600
September 30, 2021	Industrial	3		59,343
October 1, 2021	Healthcare	1		3,306
October 22, 2021	Industrial	1		5,386
October 27, 2021	Retail	3		4,278
December 10, 2021	Retail	16		33,500
December 15, 2021	Industrial	1		16,000
December 15, 2021	Healthcare	1		6,000
December 16, 2021	Restaurant/Office	6		28,546
December 17, 2021	Retail	3		4,260
December 17, 2021	Industrial	1		16,000
December 22, 2021	Industrial	2		22,651
December 22, 2021	Healthcare	1		7,600

		116		$659,231	(c)

(a)	Acquisition of additional land adjacent to an existing property.
(b)	Acquisition of land related to an existing property.
(c)	Acquisition price does not include capitalized acquisition costs of $5.8 million.

The Company closed on the following acquisitions during the year ended December 31, 2020:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
November 13, 2020	Healthcare	1	$4,950
December 7, 2020	Industrial	8	28,000
December 23, 2020	Industrial	1	36,473	(d)
December 28, 2020	Retail	1	5,150
December 29, 2020	Restaurant	7	13,189
December 30, 2020	Industrial	1	8,050

		19	$95,812	(e)

(d)	Acquisition price excludes $4.5 million deposited in an escrow for the future purchase of the related land. The land purchase closed on July 2, 2021, and is included in the 2021 acquisitions.
(e)	Acquisition price does not include capitalized acquisition costs of $1.3 million.
The Company closed on the following acquisitions during the year ended December 31, 2019:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 31, 2019	Healthcare	1	$4,747
March 12, 2019	Industrial	1	10,217
March 15, 2019	Retail	10	13,185
March 19, 2019	Retail	14	19,128
March 26, 2019	Industrial	1	25,801
April 30, 2019	Industrial	1	76,000	(f)
May 21, 2019	Retail	2	6,500
May 31, 2019	Retail	1	3,192
June 7, 2019	Office	1	30,589
June 26, 2019	Industrial	2	11,180
July 15, 2019	Restaurant	1	3,214
July 15, 2019	Industrial	1	11,330
July 31, 2019	Healthcare	5	27,277
August 27, 2019	Industrial	1	4,404
August 29, 2019	Industrial/Office	23	735,740
September 17, 2019	Industrial	1	11,185
October 31, 2019	Retail/Healthcare	3	12,922
November 7, 2019	Restaurant	1	3,142
November 20, 2019	Retail	1	7,385
November 22, 2019	Industrial	1	6,500
November 27, 2019	Retail	2	8,243

		74	$1,031,881	(g)

(f)	In conjunction with this acquisition, the Company assumed a mortgage with a principal balance of $49.8 million with an interest rate of 4.92% and a maturity date of February 2028 (see Note 10).
(g)	Acquisition price does not include capitalized acquisition costs of $17.6 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Land	$114,296	$17,403	$161,182
Land improvements	29,298	5,356	47,391
Buildings and improvements	469,113	64,116	772,998
Acquired in-place leases (h)	51,956	8,346	80,952
Acquired above-market leases (i)	211	1,717	2,800
Acquired below-market leases (j)	—	(428)	(15,811)
Right-of-use asset	663	—	—
Lease liability	(481)	—	—
Sales-type investments	—	574	—
Mortgage payable	—	—	(49,782)

	$665,056	$97,084	$999,730

(h)
The weighted average amortization period for acquired
in-place
leases is 16 years, 15 years, and 13 years for acquisitions completed during the years ended December 31, 2021, 2020, and 2019, respectively.

(i)
The weighted average amortization period for acquired above-market leases is 10 years, 1 year, and 18 years for acquisitions completed during the years ended December 31, 2021, 2020, and 2019, respectively.

(j)
The weighted average amortization period for acquired below-market leases is 10 years for acquisitions completed during each of the years ended December 31, 2020, and 2019. There were no below-market leases acquired during the year ended December 31, 2021.

The above acquisitions were funded using a combination of available cash on hand, revolving credit facility borrowings, and proceeds from unsecured term loans, equity issuances, and the 2031 Senior Unsecured Public Notes (see Note 9). All real estate acquisitions closed during the years ended December 31, 2021, 2020, and 2019, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.
Subsequent to December 31, 2021, the Company closed on the following acquisitions (see Note 20):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15,202	Retail	1	1,341

		4	$25,647

6. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2021	2020	2019
Number of properties disposed	31	24	49
Aggregate sale price	$87,730	$81,039	$176,486
Aggregate carrying value	(70,289)	(62,528)	(138,845)
Additional sales expenses	(3,918)	(3,526)	(7,727)

Gain on sale of real estate	$13,523	$14,985	$29,914

7. Investment in Rental Property and Lease Arrangements
The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At December 31, 2021, the Company had 726 real estate properties,

713
of which were leased under leases that have been classified as operating leases
,
10
that have been classified as direct financing leases,
one
that has been classified as a sales-type lease, and two that were vacant. Of the
10
leases classified as direct
financing leases
,
three
include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease (see
Revenue Recognition
within Note
2)
. Substantially all leases have initial terms of
10
to
20
years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property—Accounted for Using the Operating Method
Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation	$99,143	$93,679	$83,797
Estimated lease payments to be received under
non-cancelable
operating leases with tenants at December 31, 2021 are as follows:

(in thousands)
2022	$334,163
2023	338,889
2024	335,624
2025	328,914
2026	319,124
Thereafter	2,281,067

$3,937,781

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
Investment in Rental Property—Direct Financing Leases
The Company’s net investment in direct financing leases was comprised of the following:

	December 31,
(in thousands)	2021	2020
Undiscounted estimated lease payments to be received	$42,602	$45,782
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(28,893)	(31,753)
Reserve for credit losses	(130)	(166)

Net investment in direct financing leases	$28,782	$29,066

Undiscounted estimated lease payments to be received under
non-cancelable
direct financing leases with tenants at December 31, 2021 are as follows:

(in thousands)
2022	$3,241
2023	3,304
2024	3,361
2025	3,475
2026	3,547
Thereafter	25,674

$42,602

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
The following table summarizes amounts reported as Lease revenues, net on the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Contractual rental amounts billed for operating leases	$308,624	$281,998	$257,695
Adjustment to recognize contractual operating lease billings on a straight-line basis	19,847	25,200	22,109
Write-off of accrued rental income	(442)	(4,235)	—
Variable rental amounts earned	768	743	152
Earned income from direct financing leases	2,909	3,355	4,018
Interest income from sales-type leases	58	5	—
Operating expenses billed to tenants	17,462	15,845	14,614
Other income from real estate transactions (a)	33,549	799	668
Adjustment to revenue recognized for uncollectible rental amounts billed, net	101	(2,073)	(441)

Total Lease revenues, net	$382,876	$321,637	$298,815

(a)
The December 31, 2021 amount includes the
write-off
of $1.5 million of accrued rental income associated with a lease termination transaction. Refer to the Company’s policy footnote on
Long-lived Asset Impairment
in Note 2 for further discussion of lease termination income recognized during the year ended December 31, 2021.

8. Intangible Assets and Liabilities
The following is a summary of intangible assets and liabilities and related accumulated amortization:

	December 31,
(in thousands)	2021	2020
Lease intangibles:
Acquired above-market leases	$47,147	$54,616
Less accumulated amortization	(16,807)	(18,928)

Acquired above-market leases, net	30,340	35,688

Acquired in-place leases	380,766	340,958
Less accumulated amortization	(107,464)	(85,733)

Acquired in-place leases, net	273,302	255,225

Total Intangible lease assets, net	$303,642	$290,913

Acquired below-market leases	$105,310	$107,788
Less accumulated amortization	(34,714)	(28,135)

Intangible lease liabilities, net	$70,596	$79,653

Leasing fees	$14,786	$15,462
Less accumulated amortization	(5,145)	(4,724)

Leasing fees, net	$9,641	$10,738

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2021	2020	2019
Acquired in-place leases and leasing fees	Depreciation and amortization	$32,857	$38,934	$25,021
Above-market and below-market leases	Lease revenues, net	3,264	1,127	3,419
For the years ended December 31, 2021 and 2020, amortization of all intangible assets and liabilities includes $3.8 million and $14.5 million, respectively, of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the year ended December 31, 2019.
Estimated future amortization of all intangible assets and liabilities at December 31, 2021 is as follows:

(in thousands)
2022	$25,289
2023	24,982
2024	24,222
2025	22,925
2026	21,576
Thereafter	123,693

$242,687

9. Unsecured Credit Agreements
Unsecured Revolving Credit Agreements
Unsecured Revolving Credit Facility
On September 4, 2020, the Company entered into an agreement (the “Revolving Credit Agreement”) for a $900.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank,

N.A., as Administrative Agent. The Company closed the Revolving Credit Agreement on September 21, 2020, at which time the Revolving Credit Facility replaced the Company’s then existing $600.0 million senior unsecured revolving credit facility (described below). The Revolving Credit Agreement includes an accordion feature to increase the aggregate facility size from $900.0 million to $2.0 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Company has the option to extend the term of the Revolving Credit Agreement twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. Borrowings under the Revolving Credit Agreement are subject to interest only payments at variable rates equal to LIBOR plus a margin based on the Company’s credit rating, ranging from 0.825% to 1.55% per annum. In addition, the Revolving Credit Facility is subject to a facility fee based on the Company’s credit rating, ranging between 0.125% and 0.30% per annum.
Unsecured Revolving Credit and Term Loan Agreement
On June 23, 2017, the Company entered into an $800.0 million unsecured revolving credit and term loan agreement (“Unsecured Revolving Credit and Term Loan Agreement”) with a group of lenders. The Unsecured Revolving Credit and Term Loan Agreement consisted of a $400.0 million senior unsecured revolving credit facility, a $250.0 million senior unsecured delayed draw term loan (“2023 Unsecured Term Loan”), and a $150.0 million senior unsecured delayed draw term loan (“2024 Unsecured Term Loan”). The Unsecured Revolving Credit and Term Loan Agreement provides an accordion feature for up to a total of $1.0 billion of borrowing capacity. The senior unsecured revolving credit facility included a $35.0 million sublimit for swingline loans and $20.0 million available for issuance of letters of credit.
On November 20, 2017, pursuant to the terms of a Consent and Agreement Regarding Commitment Increases and Additional Term Loans (the “Commitment Increase”) the OP obtained an additional $80.0 million in credit commitments from existing and certain new lenders, raising the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $880.0 million. Except as amended by the Commitment Increase, all terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to the Commitment Increase. As amended by the Commitment Increase, the Unsecured Revolving Credit and Term Loan Agreement consisted of the $425.0 million senior unsecured revolving credit facility, the $265.0 million 2023 million Unsecured Term Loan, and the $190.0 million 2024 Unsecured Term Loan.
On February 28, 2019, the Company amended the Unsecured Revolving Credit and Term Loan Agreement to increase the amount available under the senior unsecured revolving credit facility from $425.0 million to $600.0 million. This increased the total available borrowings under the Unsecured Revolving Credit and Term Loan Agreement to $1.1 billion. All other terms and conditions of the Unsecured Revolving Credit and Term Loan Agreement remained the same as those in effect prior to this amendment.
On September 4, 2020, the senior unsecured revolving credit facility under the Unsecured Revolving Credit and Term Loan Agreement was replaced by the $900.0 million Revolving Credit Facility described above.
Unsecured Term Loan Agreements
2022 Unsecured Term Loan
On February 7, 2020, the Company entered into a $60.0 million term loan agreement (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum.

2023 and 2024 Unsecured Term Loans
The terms of the 2023 Unsecured Term Loan and 2024 Unsecured Term Loan are pursuant to the Unsecured Revolving Credit and Term Loan Agreement described above. Borrowings under the 2024 Unsecured Term Loan bear interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 0.85% and 1.65% per annum.
Borrowings under the 2023 Unsecured Term Loan bore interest at variable rates based on LIBOR plus a margin based on the OP’s credit rating ranging between 0.90% and 1.75% per annum. The borrowings under the 2023 Unsecured Term Loan were repaid in full with proceeds from the 2031 Senior Unsecured Public Notes in September 2021 described below.
2026 Unsecured Term Loan
On February 27, 2019, the Company entered into a $450.0 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550.0 million borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the OP’s credit rating through March 12, 2021. On March 12, 2021, the Company amended the 2026 Unsecured Term Loan and made a $50.0 million paydown on the loan. The amendment reduced the margin on variable interest rate borrowings to a range between 0.85% and 1.65% per annum based on the OP’s credit rating. All other terms and conditions of the 2026 Unsecured Term Loan remained materially the same as those in effect prior to this amendment.
The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding.
Senior Unsecured Notes
2027 Senior Unsecured Notes—Series A
On April 18, 2017, the Company issued $150.0 million of unsecured, fixed-rate, interest-only guaranteed senior promissory notes (the “2027 Senior Unsecured Notes—Series A”). The Series A Notes were issued at par, bear interest at a rate of 4.84%.
2028 Senior Unsecured Notes—Series B and 2030 Senior Unsecured Notes—Series C
On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the OP issued and sold senior promissory notes in two series, Series B Guaranteed Senior Notes (the “2028 Senior Unsecured Notes—Series B”) and Series C Guaranteed Senior Notes (the “2030 Unsecured Notes—Series C”), for an aggregate principal amount of $325.0 million. The 2028 Senior Unsecured Notes—Series B provide for an aggregate principal amount of $225.0 million with a fixed-rate of 5.09%. The 2030 Senior Unsecured Notes—Series C provide for an aggregate principal amount of $100.0 million with a fixed-rate of 5.19%.
2031 Senior Unsecured Public Notes
On September 15, 2021, the Company completed a public offering of $375.0 million in aggregate principal amount of 2.60% senior unsecured notes due 2031 (“2031 Senior Unsecured Public Notes”), issued at 99.816% of the principal amount. The 2031 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of September 15, 2031, unless earlier redeemed. The 2031 Senior Unsecured Public Notes were issued by the OP and are fully and unconditionally guaranteed by the Company. The proceeds were used to repay in full borrowings on the Revolving Credit Facility and the 2023 Unsecured Term Loan, and to fund acquisitions.

Covenants on Unsecured Credit Agreements
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of December 31, 2021, and for all periods presented the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default
could have a material and adverse impact
on
the Company.
The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,
(in thousands, except interest rates)	2021	2020	Interest Rate (a) (b)	Maturity Date
Unsecured revolving credit facility	$102,000	$—	one-month LIBOR + 1.00% (c)	Sep. 2023

Unsecured term loans:
2022 Unsecured Term Loan	60,000	60,000	one-month LIBOR + 1.00% (d)	Feb. 2022
2023 Unsecured Term Loan	—	265,000	one-month LIBOR + 1.10% (e)	Jan. 2023	(f)
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.00% (d)	Jun. 2024
2026 Unsecured Term Loan	400,000	450,000	one-month LIBOR + 1.00% (g)	Feb. 2026

Total unsecured term loans	650,000	965,000
Unamortized debt issuance costs, net	(3,329)	(3,670)

Total unsecured term loans, net	646,671	961,330

Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	—	2.60%	Sep. 2031

Total senior unsecured notes	850,000	475,000
Unamortized debt issuance costs and original issuance discount, net	(6,199)	(2,534)

Total senior unsecured notes, net	843,801	472,466

Total unsecured debt, net	$1,592,472	$1,433,796

(a)	At December 31, 2021 and 2020, one-month LIBOR was 0.10% and 0.14%, respectively.
(b)
In January 2021, the Company received a cr
e
dit rating of ‘BBB’ from S&P, changing the applicable margin on variable rate unsecured debt effective February 1, 2021. In September 2021, Moody’s upgraded our credit rating to ‘Baa2’.

(c)	At December 31, 2020, interest rate was one-month LIBOR plus 1.20%.
(d)	At December 31, 2020, interest rate was one-month LIBOR plus 1.25%.
(e)	At December 31, 2020, interest rate was one-month LIBOR plus 1.35%.
(f)	The 2023 Unsecured Term Loan was paid in full with proceeds from the 2031 Senior Unsecured Public Notes in September 2021.
(g)	At December 31, 2020, interest rate was one-month LIBOR plus 1.85%.

At December
31, 2021, the weighted average interest rate on all outstanding borrowings was 2.62%, exclusive of interest rate swap agreements.
For the year ended December 31, 2021, the Company incurred $5.0 million in debt issuance costs and original issuance discount associated with the 2031 Senior Unsecured Public Notes and the amended 2026 Unsecured Term Loan. For the year ended December 31, 2020, the Company incurred $5.9 million in debt issuance costs associated with the Revolving Credit Facility. For the year ended December 31, 2019, the Company incurred $6.5 million in debt issuance costs associated with the 2020 Unsecured Term Loan, the 2026 Unsecured Term Loan and its prior unsecured revolving credit agreement.
For each separate debt instrument, on a lender by lender basis, in accordance with ASC
470-50,
Debt Modifications and Extinguishment
, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.
Based on the assessments, $5.0 million, $5.9 million and $6.5 million of debt issuance costs and original issuance discounts incurred during the years ended December 31, 2021, 2020, and 2019, respectively, were deemed to be related to new debt, and the modification of existing debt, and therefore have been deferred and are being amortized over the term of the associated debt.
Additionally, during the years ended December 31, 2021, 2020, and 2019, $0.3 million, $0.4 million and $0.3 million, respectively, of unamortized debt issuance costs were expensed, and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income.
Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Debt issuance costs and original issuance discount amortization	$3,854	$3,445	$2,685

10. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination Date (Month/Year)	Maturity Date (Month/Year)	Interest Rate	December 31,
Lender				2021	2020
Wilmington Trust National Association	Apr-1 9	Feb-28	4.92%	$46,760	$47,945	(a) (b) (c) (j)
Wilmington Trust National Association	Jun-1 8	Aug-25	4.36%	19,557	19,947	(a) (b) (c) (i)
PNC Bank	Oct-1 6	Nov-26	3.62%	17,094	17,498	(b) (c)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	7,500	—	(b) (k)
Aegon	Apr-12	Oct-23	6.38%	6,249	7,039	(b) (f)
Sun Life	Mar-12	Oct-21	5.13%	—	10,469	(b) (e)
M&T Bank	Oct-17	Aug-21	one-month LIBOR+3%	—	4,769	(b) (d) (g) (h)

Total mortgages				97,160	107,667
Debt issuance costs, net				(314)	(285)

Mortgages, net				$96,846	$107,382

(a)	Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency, and other matters.
(b)	Debt secured by related rental property and lease rents.
(c)	Debt secured by guaranty of the OP.
(d)	Debt secured by guaranty of the Corporation.
(e)	Mortgage was assumed in March 2012 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(f)	Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(g)	The Company entered into an interest rate swap agreement in connection with the mortgage, as further described in Note 11.
(h)	Mortgage was assumed in October 2017 as part of an UPREIT transaction. The debt was recorded at fair value at the time of the assumption.
(i)	Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(j)	Mortgage was assumed in April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(k)	Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At December 31, 2021, the interest rate was 5.00%
At December 31, 2021, investment in rental property of $161.6 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgage and the Company’s unsecured credit agreements (see Note 9) at December 31, 2021, are as follows:

(in thousands)
2022	$62,906
2023	109,582
2024	199,760
2025	20,195
2026	416,843
Thereafter	889,874

$1,699,160

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.
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
LIBOR rate (see Note 9), the Company terminated interest rate swap agreements with an aggregate termination value of $5.6 million. The Company determined that it is not probable the hedge forecasted transactions will not occur during the original periods, and therefore, the $5.6 million of accumulated losses held in Other comprehensive income will be reclassified to interest expense on a straight-line basis over the original lives of the terminated swaps. For the year ended December 31, 2021, amounts reclassified out of Other comprehensive income to Interest expense were $0.1 million.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)			December 31, 2021		December 31, 2020
Counterparty	Maturity Date	Fixed Rate	Notional Amount	Fair Value	Notional Amount	Fair Value
Wells Fargo Bank, N.A.	February 2021	2.39%	$—	$—	$35,000	$(70)
M&T Bank	August 2021	1.02%	—	—	4,768	(25	) (a)
Capital One, National Association	December 2021	1.05%	—	— (b)	15,000	(141)
M&T Bank	September 2022	2.83%	—	— (b)	25,000	(1,139)
Bank of America, N.A.	November 2023	2.80%	—	— (b)	25,000	(1,848)
M&T Bank	November 2023	2.65%	—	— (b)	25,000	(1,785)
Regions Bank	December 2023	1.18%	—	— (b)	25,000	(763)
Truist Financial Corporation	April 2024	1.99%	—	— (b)	25,000	(1,487)
Bank of Montreal	July 2024	1.16%	—	— (b)	40,000	(1,380)
Wells Fargo Bank, N.A.	October 2024	2.72%	15,000	(702)	15,000	(1,422)
Capital One, National Association	December 2024	1.58%	15,000	(241)	15,000	(799)
Bank of Montreal	January 2025	1.91%	25,000	(649)	25,000	(1,725)
Truist Financial Corporation	April 2025	2.20%	25,000	(905)	25,000	(2,084)
Bank of Montreal	July 2025	2.32%	25,000	(1,049)	25,000	(2,351)
Truist Financial Corporation	July 2025	1.99%	25,000	(767)	25,000	(1,941)
Truist Financial Corporation	December 2025	2.30%	25,000	(1,125)	25,000	(2,481)
Bank of Montreal	January 2026	1.92%	25,000	(760)	25,000	(2,039)
Bank of Montreal	January 2026	2.05%	40,000	(1,415)	40,000	(3,523)
Capital One, National Association	January 2026	2.08%	35,000	(1,274)	35,000	(3,078)
Truist Financial Corporation	January 2026	1.93%	25,000	(768)	25,000	(2,019)
Capital One, National Association	April 2026	2.68%	15,000	(941)	15,000	(1,843)
Capital One, National Association	July 2026	1.32%	35,000	(205)	35,000	(1,806)
Bank of Montreal	December 2026	2.33%	10,000	(538)	10,000	(1,156)
Bank of Montreal	December 2026	1.99%	25,000	(936)	25,000	(2,372)
Wells Fargo Bank, N.A.	April 2027	2.72%	25,000	(1,887)	25,000	(3,555)
Bank of Montreal	December 2027	2.37%	25,000	(1,570)	25,000	(3,234)
Capital One, National Association	December 2027	2.37%	25,000	(1,575)	25,000	(3,199)
Wells Fargo Bank, N.A.	January 2028	2.37%	75,000	(4,741)	75,000	(9,650)
Bank of Montreal	May 2029	2.09%	25,000	(1,316)	25,000	(2,994)
Regions Bank	May 2029	2.11%	25,000	(1,356)	25,000	(3,004)
Regions Bank	June 2029	2.03%	25,000	(1,222)	25,000	(2,843)
U.S. Bank National Association	June 2029	2.03%	25,000	(1,220)	25,000	(2,902)
U.S. Bank National Association	August 2029	1.35%	25,000	(9)	25,000	(1,445)

			$640,000	$(27,171)	$859,768	$(72,103)

(a)	Interest rate swap was assumed in October 2017 as part of an UPREIT transaction.
(b)	Interest rate swap was terminated in September 2021.
At December 31, 2021, the weighted average fixed rate on all outstanding interest rate swaps was 2.11%.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Reclassification from Accumulated Other Comprehensive Loss		Total Interest Expense Presented in the Consolidated Statements of Income and Comprehensive Income
(in thousands)			Amount of (Loss) Gain
For the years ended December 31,		Location
2021	$39,353	Interest expense	$(16,136)	$64,146
2020	(50,544)	Interest expense	(12,656)	76,138
2019	(37,372)	Interest expense	1,492	72,534
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive loss to Interest expense during the next twelve months are estimated to be a loss of $13.1 million. The Company is exposed to credit risk in the event of non-performance
by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.
12.
Non-Controlling
Interests
Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for OP Units. There were no UPREIT transactions during the years ended December 31, 2021, 2020, and 2019. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128.7 million as of December 31, 2021 and 2020. In exchange for the properties contributed and as part of the Internalization, 6,058,080 and 4,265,126 non-controlling
OP Units were issued and outstanding, respectively, as of December 31, 2021, representing a 6.0% interest in the OP at December 31, 2021. In exchange for the properties contributed and as part of the Internalization, 6,943,130 and 4,455,308 non-controlling
OP Units were issued and outstanding, respectively, as of December 31, 2020, representing a 7.3% interest in the OP at December 31, 2020. In exchange for the properties contributed, 6,948,185 non-controlling
OP Units were issued and outstanding as of December 31, 2019, representing a 6.3% interest in the OP at December 31, 2019.
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
paid-in
capital.
The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
OP Units exchanged for shares of common stock	2,935	822	—
Value of units exchanged	$46,968	$15,631	$—
As of December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,859,257 OP Units during the year ended December 31, 2021 (see Note 4).
Holders of the OP Units do not have voting rights at the Corporation level.

13. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2021, 2020, and 2019. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.
Prior to the Internalization on February 7, 2020, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and the Asset Manager represented 2%, and 18% of total operating expenses for the years ended December 31, 2020 and 2019, respectively. These amounts do not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). There were no management fees paid to BRE or the Asset Manager during the year ended December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, the Company had no individual tenants or common franchises that accounted for more than
10
% of total revenues, excluding lease termination fees.
14. Equity
General
On September 21, 2020, the Corporation completed its IPO and issued 37,000,000 shares of Class A Common Stock inclusive of the underwriters’ partial exercise of their over-allotment option on October 20, 2020.
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
On June 28, 2021, the Corporation completed its first public follow-on
equity offering and issued 11,500,000 shares of Common Stock, inclusive of the underwriters’ full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million. The Company used the net proceeds to repay the remaining $160.6 million principal due under the Company’s revolving credit facility. The remaining net proceeds were used for general business purposes, including acquisitions.
On August 23, 2021, the Company established an
at-the-market
common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds.
During the year ended December 31, 2021, the Company issued 1,071,500 shares of common stock at a weighted average sale price of $26.26 per share under the ATM Program. The net proceeds, after deducting $0.3 million for commission and $0.5 million for other issuance expenses, were $27.3 million. At December 31, 2021, the Company could issue additional common stock with an aggregate sales price of up to $371.9 million under the ATM Program.
As of December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock during the year ended
December 31,

2021
(see Note 4).

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
Preferred Stock
The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2021 and 2020, no shares of the Corporation’s preferred stock were issued and outstanding.
Share Redemption Program
The Board of Directors approved a share redemption program (“Share Redemption Program”) under which the Corporation could repurchase shares of its outstanding common stock after December 31, 2009. The Board of Directors approved and adopted an amended and restated Share Redemption Program effective as of June 28, 2017.
Under the Share Redemption Program, stockholders could request that the Corporation redeem shares after one year from the original investment date, subject to certain exceptions as set forth in the Share Redemption Program. Under the Share Redemption Program, the Corporation was not obligated to repurchase shares and, notwithstanding any other term of the Share Redemption Program, the Board of Directors or IDC could reject any share redemption request made by any stockholder at any time. Shares held for more than 12 months, but less than five years, were redeemed at a purchase price equal to 95% of the current Determined Share Value, and shares held for five years or more were redeemed at a purchase price equal to 100% of the current Determined Share Value, subject to certain exemptions as set forth in the Share Redemption Program.
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
The following table summarizes redemptions under the Company’s Share Redemption Program:

	For the Year Ended December 31,
(in thousands, except number of redemptions)	2020	2019
Number of redemptions requested	—	96
Number of shares	—	2,610
Aggregate redemption price	$—	$54,599

The 2019 redemption amounts include the redemption of shares from BRE, as discussed in Note 3.
Distribution Reinvestment Plan
The Corporation had adopted a Distribution Reinvestment Plan (“DRIP”), pursuant to which the Corporation’s stockholders and holders of OP Units (other than the Corporation), could elect to have cash distributions reinvested in additional shares of the Corporation’s common stock. The DRIP was terminated effective February 10, 2020. At December 31, 2020 and 2019 a total of 12,300,812 and 12,019,170 shares of common stock, respectively, were issued under the DRIP.
15. Stock-Based Compensation
Restricted Stock Awards
The Company awarded 199,430 and 340,976 shares of RSAs, during the years ended December 31, 2021 and 2020, respectively, to certain officers and employees under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of the grant and are subject to the employee’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the year ended December 31, 2021 was $18.66, which was based on the market price per share of the Company’s common stock on the grant date. The weighted average value per share of awards granted during the year ended December 31, 2020 was $20.50, which was based on the Determined Share Value. Prior to the IPO, the Company sold shares of common stock in a private offering at a price equal to the Determined Share Value, which was established at least quarterly by the Board of Directors based on the net asset value (“NAV”) of the Company’s portfolio, input from management and third-party consultants, and such other factors as the Board of Directors determined. The Company’s NAV was calculated using its established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of the date based upon, among other factors, the implied market price for each asset based upon a review of market capitalization rates. There were no RSAs during the year ended December 31, 2019.
The following table presents information about the Company’s RSAs:

	For the year ended December 31,
(in thousands)	2021	2020
Compensation cost	$3,926	$1,989
Dividends declared on unvested RSAs	394	131
Grant date fair value of shares vested during the period	3,296	—

(in thousands, except recognition period)	December 31, 2021	December 31, 2020
Unamortized value of RSAs	$4,715	$5,001
Weighted average amortization period (in years)	2.4	2.8

The following table presents information about the Company’s restricted stock activity:

	For the year ended December 31,
	2021		2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	341	$20.50	—	$—
Granted	202	18.70	341	20.50
Vested	(164)	20.15	—	—
Forfeited	(7)	19.40	—	—

Unvested at end of period	372	19.62	341	20.50

Performance-based Restricted Stock Units
On March 1, 2021, the Company granted 132,189 target PRSUs under the Equity Incentive Plan to the officers of the Company. The awards are non-vested
restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200%, with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend
date. The target number of units is based on achieving a rTSR equal to the 55 th
percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board’s Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.
The following table presents information about the Company’s PRSUs:

For the Year Ended
(in thousands, except recognition period)	December 31, 2021
Compensation cost	$743

December 31, 2021
Unamortized value of PRSUs	$1,931
Weighted average amortization period (in years)	2.2
The were no PRSUs at December 31, 2020 and 2019.
The following table presents information about the Company’s PRSU activity:

	For the Year Ended
	December 31, 2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	—	$—
Granted	132	24.40
Vested	—	—
Forfeited	(22)	24.40

Unvested at end of period	110	24.40

16. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$102,426	$51,181	$79,394
Less: earnings allocated to unvested restricted shares	(394)	(131)	—

Net earnings used to compute basic earnings per common share	$102,032	$51,050	$79,394

Diluted earnings:
Net earnings used to compute basic earnings per share	$102,032	$51,050	$79,394
Net earnings attributable to non-controlling interests	7,102	5,095	5,720

Net earnings used to compute diluted earnings per common share	$109,134	$56,145	$85,114

Weighted average number of common shares outstanding	153,425	117,289	95,917
Less: weighted average unvested restricted shares (a)	(368)	(139)	—

Weighted average number of common shares outstanding used in basic earnings per common share	153,057	117,150	95,917
Effects of restricted stock units (b)	172	—	—
Effects of convertible membership units (c)	10,741	11,649	6,948

Weighted average number of common shares outstanding used in diluted earnings per common share	163,970	128,799	102,865

Basic earnings per share	$0.67	$0.44	$0.83

Diluted earnings per share	$0.67	$0.44	$0.83

(a)
Represents the weighted average effects of 372,150 and 340,963 unvested restricted shares of common stock as of December 31, 2021 and 2020, respectively, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.

(b)	Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 10,323,206, 11,398,438, and 6,948,185 OP Units outstanding at December 31, 2021, 2020, and 2019, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

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

	For the Year Ended December 31,
Character of Distributions	2021	2020	2019
Ordinary dividends	61%	89%	43%
Capital gain distributions	0%	7%	8%
Return of capital distributions	39%	4%	49%

	100%	100%	100%

18. Supplemental Cash Flow Disclosures
Cash paid for interest was $57.3 million, $72.6 million, and $76.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Cash paid for income taxes was $0.6 million, $1.5 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following are
non-cash
transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•
During the year ended December 31, 2021, the Company converted 2,934,489 OP Units valued at $47.0 million to 2,934,489 shares of common stock. During the year ended December 31, 2020, the Company converted 822,745 OP Units valued at $15.6 million to 822,745 shares of common stock. (See Note 12).

•	At December 31, 2021, 2020, and 2019, dividend amounts declared and accrued but not yet paid amounted to $45.9 million, $39.3 million, and $12.2 million, respectively.

•
At December 31, 2021, 2020, and 2019, the Company adjusted the carrying value of
Non-controlling
interests to reflect their share of the book value of the OP by $32.2 million, $(41.2) million, and $5.8 million, respectively, with the reallocation recorded as an offset to Additional paid-in
capital (see Note 2).

•
During the years ended December 31, 2020, and 2019, the Corporation issued 275,271, and 3,012,052 shares, respectively, of common stock with a value of approximately $5.7 million, and $63.0 million, respectively, under the terms of the DRIP (see Note 14).

•
During the year ended December 31, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178.5 million, and earnout consideration with a fair value of $40.1 million as consideration for the Internalization and assumed $90.5 million of debt (see Note 4).

•
During the year ended December 31, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling
interests by $2.5 million, with an offset to Additional
paid-in
capital, in accordance with our accounting policy (see Note 2).

•
During the year ended December 31, 2020, the Company reclassified $112.7 million of mezzanine equity non-controlling
interests to
Non-controlling
interests as a result of the IPO triggering permanent equity classification (see Note 2 and 4).

•
During the year ended December 31, 2020, the Company reclassified $66.4 million of mezzanine equity common stock, with an offset of $66.4 million to Additional paid-in
capital as a result of the IPO triggering permanent equity classification (see Note 2 and 4).

•
During the year ended December 31, 2020, the Company reclassified $30.8 million of the carrying value of the earnout liability, with an offset of $19.4 million as a component of
Non-controlling
interests and $11.4 million as a component of Additional
paid-in
capital (see Note 2).

•
During the year ended December 31, 2020, the Company executed lease modifications that resulted in the lease classification changing from direct financing lease to operating lease for five properties. At the modification date, the net investment in the original lease, and therefore the carrying value of the assets recognized, amounted to $10.8 million.

•
Upon adoption of ASC 326 on January 1, 2020, the Company recorded a transition adjustment to record a provision for credit losses associated with its net investment in direct financing leases of $0.3 million, with an equal amount recorded as a reduction in retained earnings. The provision for credit losses is included as a component of Accounted for using the direct financing method on the Consolidated Balance Sheets.

•	Upon adoption of ASC 842 on January 1, 2019, the Company recorded right-of-use assets of $1.7 million and lease liabilities of $1.3 million associated with ground leases where it is the lessee.

•
In connection with real estate transactions conducted during the year ended December 31, 2020, the Company accepted credits for rent in advance of $1.7 million in exchange for a reduction to the cash paid to acquire the associated real estate assets. In connection with real estate transactions conducted during the year ended December 31, 2019, the Company assumed tenant improvement allowances of $2.5 million in exchange for a reduction to the cash paid to acquire the associated real estate assets.

19. Commitments and Contingencies
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
The Company has a commitment to fund a building expansion expected to be completed in 2022, totaling $17.4 million as of December 31, 2021, in exchange for an increase in rent contractually scheduled to commence in August 2022.
The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners’ Tax Protection Agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners’ Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2021, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22.3 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.
Obligations Under Operating Leases
Subsequent to the Internalization, the Company leases office space for its corporate headquarters and other locations under non-cancellable
operating leases with expiration dates ranging from 2022 to 2023. These leases contain provisions for fixed monthly payments, subject to rent escalations. None of the leases are subject to any sublease agreement.
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
The following table summarizes the total lease costs associated with operating leases:

		For the Year Ended December 31,
(in thousands)	Financial Statement Presentation	2021	2020	2019
Operating lease costs
Office leases	General and administrative	$623	$517	$—
Ground leases	Property and operating expense	149	133	139
Variable lease costs
Ground leases	Property and operating expense	62	61	46

Total lease costs		$834	$711	$185

The following table summarizes payments associated with obligations under operating leases, reported as Net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease payments	$804	$666	$158
Estimated future lease payments required under
non-cancelable
operating leases at December 31, 2021, and a reconciliation to the lease liabilities, is as follows:

(in thousands)
2022	$723
2023	539
2024	153
2025	155
2026	157
Thereafter	3,620

Total undiscounted cash flows	5,347
Less imputed interest	(2,777)

Lease liabilities	$2,570

The above rental payments include future minimum lease payments due during the initial lease terms. Such amounts exclude any contingent amounts associated with percentage rent that may become due in future periods.

20. Subsequent Events
On January 14, 2022, the Company paid distributions totaling $45.8 million.
On February 17, 2022, the Board of Directors declared a quarterly distribution of $0.265 per share on the Company’s common stock and OP Units for the first quarter of 2022, which will be payable on or before April 15, 2022 to stockholders and unit holders of record as of March 31, 2022.
Subsequent to December 31, 2021, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $
25.6
 million of rental property and associated intangible assets and liabilities (see Note 5).
On January 28, 2022, the
Company amended and restated the Revolving Credit Agreement to increase the available borrowings to $1.0 billion and extend the maturity date to March 31, 2026. In addition to United States Dollars, borrowings under the Revolving Credit Agreement can be made in Pound Sterling, Euros or Canadian Dollars up to an aggregate amount of $500.0 million. Borrowings under the agreement are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company’s credit rating, ranging between 0.725% and 1.400%. The applicable margin is 0.850% per annum. In addition, the Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on the Company’s credit rating. The applicable facility fee is 0.200% per annum.
Subsequent to December 31, 2021, the Company paid down $17.0 million, and borrowed $37.0 million on the Revolving Credit Facility, the proceeds of which were used to fund acquisitions and for other general corporate purposes.
Through February 22, 2022, the Company issued 1,051,000 shares of common stock at a weighted average sale price of $24.10 per share under the ATM Program. The net proceeds, after deducting $0.4 million of commissions and other offering costs, were $25.0 million.

Broadstone Net Lease, Inc. and Subsidiaries
Schedule III – Real Estate Assets and Accumulated Depreciation
As of December 31, 2021
(in thousands)

		Initial Costs to Company(A)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (Years)
Property Type	Encumbrance	Land	Buildings and Improvements	Land	Improvements	Land	Buildings and Improvements	Total(B)
Industrial
Manufacturing	$—	$111,511	$487,861	$—	$9,087	$111,511	$496,948	$608,459	$59,597	1932-2021	2011-2021	15-39
Distribution & Warehouse	7,500	95,356	565,182	4,511	1,834	99,867	567,016	666,883	50,798	1929-2021	2012-2021	15-39
Food Processing	6,249	24,668	264,695	—	2,700	24,668	267,395	292,063	27,827	1907-2020	2012-2021	15-39
Flex and R&D	46,760	57,118	155,150	—	4	57,118	155,154	212,272	18,130	1982-2018	2013-2019	15-39
Cold Storage	19,557	11,638	154,542	—	68	11,638	154,610	166,248	17,375	1933-2017	2017-2018	7-39
Services	—	51,531	40,327	—	3,680	51,531	44,007	95,538	4,156	1960-2020	2013-2021	15-39
Healthcare
Clinical	—	31,837	273,566	557	10,182	32,394	283,748	316,142	47,300	1970-2018	2010-2021	15-39
Healthcare Services	—	21,160	137,863	(145)	508	21,015	138,371	159,386	9,900	1982-2020	2009-2021	15-39
Animal Health Services	—	15,943	111,107	—	(635)	15,943	110,472	126,415	11,404	1954-2017	2015-2021	15-39
Surgical	—	9,942	117,006	290	135	10,232	117,141	127,373	16,401	1984-2011	2014-2021	15-39
Life Science	—	10,306	78,056	—	1,212	10,306	79,268	89,574	12,550	1965-2016	2011-2018	15-39
Untenanted	—	251	3,821	—	1	251	3,822	4,073	343	2006	2018	15-39
Restaurant
Quick Service Restaurants	—	49,683	239,382	197	3,650	49,880	243,032	292,912	42,108	1965-2020	2009-2020	15-39
Casual Dining	—	36,120	222,836	—	12	36,120	222,848	258,968	34,062	1972-2014	2011-2021	15-39
Retail
General Merchandise	17,094	61,833	198,862	—	17	61,833	198,879	260,712	11,839	2003-2019	2016-2021	15-39
Automotive	—	32,460	121,643	—	18	32,460	121,661	154,121	17,629	1909-2019	2014-2021	7-39
Home Furnishings	—	3,625	90,644	—	5	3,625	90,649	94,274	11,548	1974-2014	2017-2018	15-39
Untenanted	—	63	2,152	—	—	63	2,152	2,215	83	1991	2017	15-39
Office
Corporate Headquarters	—	13,027	95,721	—	1,810	13,027	97,531	110,558	10,836	1965-2008	2012-2021	15-39
Strategic Operations	—	7,723	90,130	—	8,858	7,723	98,988	106,711	14,577	1984-2012	2016-2017	7-39
Call Center	—	4,169	45,814	—	10,228	4,169	56,042	60,211	11,678	1979-2001	2010-2019	15-39
Acquisitions in Process (C)	—	—	83	—	—	—	83	83	—

Total (D)	97,160	649,964	3,496,443	5,410	53,374	655,374	3,549,817	4,205,191	430,141

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property (see Note 5).
(B)	The aggregate cost of real estate owned as of December 31, 2021 for U.S. federal income tax purposes was approximately $4.4 billion.
(C)	Acquisition costs in progress represents costs incurred during the year ended December 31, 2021 related to asset acquisitions expected to close during the year ended December 31, 2022.
(D)
This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

Change in Total Real Estate Assets

	For the Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$3,704,488	$3,686,444	$2,848,735
Acquisitions and building improvements	613,646	108,868	984,760
Dispositions	(109,761)	(69,941)	(143,688)
Impairment	(3,182)	(20,883)	(3,363)

Balance, end of period	$4,205,191	$3,704,488	$3,686,444

Change in Accumulated Depreciation

	For the Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$349,977	$271,044	$206,989
Acquisitions and building improvements	100,878	93,741	83,797
Dispositions	(19,543)	(12,369)	(19,317)
Impairment	(1,171)	(2,439)	(425)

Balance, end of period	$430,141	$349,977	$271,044

1
3
7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Rochester, New York
February 23, 2022

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

Part III.

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2021 fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2021 fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2021 fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2021 fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2021 fiscal year covered by this Annual Report on Form 10-K.

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

3.5	Second Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 and incorporated by reference)

4.1*	Description of the Company’s Securities

4.2
Indenture, dated as of September 15, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and U.S. Bank National Association, as trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 15, 2021 and incorporated by reference)

4.3
First Supplemental Indenture, dated as of September 15, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and U.S. Bank National Association, as trustee, including the form of the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2021 and incorporated by reference)

10.1
Second Amended and Restated Operating Agreement of Broadstone Net Lease, LLC, dated September 21, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.2*	Director Compensation and Stock Ownership Policy, effective as of January 1, 2020

10.3
Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.4
Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.5
Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated by reference)

10.6
Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated by reference)

10.7
First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.8
Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated by reference)

10.9
Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.10
Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated by reference)

10.11
Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.12
Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.13
First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated by reference)

10.14
Second Amendment to Capital One Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.15	Third Amendment to Capital One Term Loan Agreement, dated March 12, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2021, and incorporated by reference)

10.16	Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.17	Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.18	Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.19	Revolving Credit Agreement, dated as of September 4, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.20	Guaranty, dated September 4, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.21	Amended and Restated Revolving Credit Agreement, dated as of January 28, 2022, by and among, Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.22	Guaranty, dated January 28, 2022, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.23
Tax Protection Agreement, dated February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.24
Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.25+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.26+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.27+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Sean T. Cutt (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.28+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.29+
Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.30+
Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

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

BROADSTONE NET LEASE, INC.

Date: February 23, 2022	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2022	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Chairman of the Board of Directors

Date: February 23, 2022	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Director, Chief Executive Officer and President (Principal Executive Officer)

Date: February 23, 2022	/s/ Denise Brooks-Williams
Denise Brooks-Williams
Director

Date: February 23, 2022	/s/ Michael A. Coke
Michael A. Coke
Director

Date: February 23, 2022	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 23, 2022	/s/ Agha S. Khan
Agha S. Khan
Director

Date: February 23, 2022	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 23, 2022	/s/ Geoffrey H. Rosenberger
Geoffrey H. Rosenberger
Director

Date: February 23, 2022	/s/ James H. Watters
James H. Watters
Director

Date: February 23, 2022	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2022	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)