Form 10-Q
period 2022-03-31
Broadstone Net Lease, Inc.
filed 2022-05-05
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022, or

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 169,306,032 shares of the Registrant's Common Stock, $0.00025 par value per share, outstanding as of May 2, 2022.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Accounted for using the operating method:
Land	$709,962	$655,374
Land improvements	300,300	295,329
Buildings and improvements	3,381,990	3,242,618
Equipment	10,422	11,870
Total accounted for using the operating method	4,402,674	4,205,191
Less accumulated depreciation	(454,122)	(430,141)
Accounted for using the operating method, net	3,948,552	3,775,050
Accounted for using the direct financing method	28,684	28,782
Accounted for using the sales-type method	571	571
Investment in rental property, net	3,977,807	3,804,403
Cash and cash equivalents	54,103	21,669
Accrued rental income	120,117	116,874
Tenant and other receivables, net	1,160	1,310
Prepaid expenses and other assets	22,525	17,275
Interest rate swap, assets	8,944	—
Goodwill	339,769	339,769
Intangible lease assets, net	311,277	303,642
Debt issuance costs – unsecured revolving credit facility, net	7,427	4,065
Leasing fees, net	9,391	9,641
Total assets	$4,852,520	$4,618,648

Liabilities and equity
Unsecured revolving credit facility	$266,118	$102,000
Mortgages, net	96,141	96,846
Unsecured term loans, net	586,884	646,671
Senior unsecured notes, net	843,990	843,801
Interest rate swap, liabilities	1,154	27,171
Accounts payable and other liabilities	40,611	38,038
Dividends payable	47,682	45,914
Accrued interest payable	9,845	6,473
Intangible lease liabilities, net	68,775	70,596
Total liabilities	1,961,200	1,877,510

Commitments and contingencies (See Note 15)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 168,750 and 162,383 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	3,056,560	2,924,168
Cumulative distributions in excess of retained earnings	(336,988)	(318,476)
Accumulated other comprehensive income (loss)	5,027	(28,441)
Total Broadstone Net Lease, Inc. stockholders’ equity	2,724,641	2,577,292
Non-controlling interests	166,679	163,846
Total equity	2,891,320	2,741,138
Total liabilities and equity	$4,852,520	$4,618,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Lease revenues, net	$93,841	$82,698

Operating expenses
Depreciation and amortization	34,290	30,713
Property and operating expense	5,044	4,605
General and administrative	8,828	10,633
Provision for impairment of investment in rental properties	—	2,012
Total operating expenses	48,162	47,963

Other income (expenses)
Interest income	—	5
Interest expense	(16,896)	(16,108)
Cost of debt extinguishment	—	(126)
Gain on sale of real estate	1,196	4,733
Income taxes	(412)	(413)
Change in fair value of earnout liability	—	1,124
Other (expenses) income	(1,126)	10
Net income	28,441	23,960
Net income attributable to non-controlling interests	(1,683)	(1,737)
Net income attributable to Broadstone Net Lease, Inc.	$26,758	$22,223

Weighted average number of common shares outstanding
Basic	163,809	145,338
Diluted	174,288	156,724
Net earnings per share attributable to common stockholders
Basic and diluted	$0.16	$0.15

Comprehensive income
Net income	$28,441	$23,960
Other comprehensive income
Change in fair value of interest rate swaps	34,961	28,680
Realized loss (gain) on interest rate swaps	659	(41)
Comprehensive income	64,061	52,599
Comprehensive income attributable to non-controlling interests	(3,790)	(3,813)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$60,271	$48,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	26,758	—	1,683	28,441
Issuance of 6,427 shares of common stock	1	136,825	—	—	—	136,826
Offering costs, discounts, and commissions	—	(2,218)	—	—	—	(2,218)
Stock-based compensation, net	—	929	—	—	—	929
Retirement of 59 shares of common stock	—	(1,301)	—	—	—	(1,301)
Distributions declared ($0.265 per share and OP Unit)	—	—	(45,270)	—	(2,845)	(48,115)
Change in fair value of interest rate swap agreements	—	—	—	32,893	2,068	34,961
Realized loss on interest rate swap agreements	—	—	—	620	39	659
Adjustment to non-controlling interests	—	(1,843)	—	(45)	1,888	—
Balance, March 31, 2022	$42	$3,056,560	$(336,988)	$5,027	$166,679	$2,891,320

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	22,223	—	1,737	23,960
Issuance of 211 shares of common stock	—	—	233	—	—	—	233
Offering costs, discounts, and commissions	—	—	(500)	—	—	—	(500)
Stock-based compensation	—	—	1,769	—	—	—	1,769
Retirement of 45 shares of common stock	—	—	(832)	—	—	—	(832)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—
Distributions declared ($0.250 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$28,441	$23,960
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	33,132	29,985
Provision for impairment of investment in rental properties	—	2,012
Amortization of debt issuance costs and original issuance discount charged to interest expense	830	879
Stock-based compensation expense	929	1,769
Straight-line rent, direct financing and sales-type lease adjustments	(3,584)	(4,632)
Cost of debt extinguishment	—	126
Gain on sale of real estate	(1,196)	(4,733)
Change in fair value of earnout liability	—	(1,124)
Other non-cash items	2,275	(95)
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	150	582
Prepaid expenses and other assets	804	1,072
Accounts payable and other liabilities	(6,049)	(3,894)
Accrued interest payable	3,372	5,873
Net cash provided by operating activities	59,104	51,780

Investing activities
Acquisition of rental property accounted for using the operating method	(211,902)	(88,532)
Capital expenditures and improvements	(778)	(1,334)
Proceeds from disposition of rental property, net	5,020	22,105
Change in deposits on investments in rental property	(18)	100
Net cash used in investing activities	(207,678)	(67,661)

Financing activities
Proceeds from issuance of common stock, net of $2,132 and $173 offering costs, discounts, and commissions in 2022 and 2021, respectively	134,412	(173)
Principal payments on mortgages and unsecured term loans	(60,700)	(50,802)
Borrowings on unsecured revolving credit facility	250,783	15,000
Repayments on unsecured revolving credit facility	(88,000)	—
Cash distributions paid to stockholders	(43,503)	(36,402)
Cash distributions paid to non-controlling interests	(2,845)	(3,174)
Debt issuance and extinguishment costs paid	(3,795)	(946)
Net cash provided by (used in) financing activities	186,352	(76,497)
Net increase (decrease) in cash and cash equivalents and restricted cash	37,778	(92,378)
Cash and cash equivalents and restricted cash at beginning of period	27,769	110,728
Cash and cash equivalents and restricted cash at end of period	$65,547	$18,350

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,669	$100,486
Restricted cash at beginning of period	6,100	10,242
Cash and cash equivalents and restricted cash at beginning of period	$27,769	$110,728

Cash and cash equivalents at end of period	$54,103	$10,205
Restricted cash at end of period	11,444	8,145
Cash and cash equivalents and restricted cash at end of period	$65,547	$18,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the "Corporation") is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At March 31, 2022, the Corporation owned a diversified portfolio of 752 individual commercial properties with 745 properties located in 43 U.S. states and seven properties located in four Canadian provinces.

Broadstone Net Lease, LLC (the Corporation's operating company, or the "OP"), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation's properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units or non-controlling interests. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust ("UPREIT"). The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the "Company."

Pursuant to the Corporation's initial public offering ("IPO"), a new class of common stock ("Class A Common Stock") was issued. On March 20, 2021, each share of Class A Common Stock automatically converted into one share of common stock, and effective March 22, 2021, all shares of common stock were listed and freely tradeable on the NYSE under the symbol "BNL."

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	March 31, 2022			December 31, 2021
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	168,750	10,323	179,073	162,383	10,323	172,706
Percent ownership of OP	94.2%	5.8%	100.0%	94.0%	6.0%	100.0%

Refer to Note 13 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information (Accounting Standards Codification ("ASC") 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission's ("SEC") Regulation S-X. Accordingly, the Corporation has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K, filed with the SEC on February 23, 2022. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

To the extent the Corporation has a variable interest in entities that are not evaluated under the variable interest entity ("VIE") model, the Corporation evaluates its interests using the voting interest entity model. The Corporation has complete responsibility for the day-to-day management of, authority to make decisions for, and control of the OP. Based on consolidation guidance, the Corporation has concluded that the OP is a VIE as the members in the OP do not possess kick-out rights or substantive participating rights. Accordingly, the Corporation consolidates its interest in the OP. However, because the Corporation holds the majority voting interest in the OP and certain other conditions are met, it qualifies for the exemption from providing certain disclosure requirements associated with investments in VIEs.

The portion of the OP not owned by the Corporation is presented as non-controlling interests as of and during the periods presented.

Basis of Accounting

The Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the value of long-lived assets and goodwill, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the provisions for uncollectible rent and credit losses, the fair value of the earnout liability, the fair value of assumed debt, the fair value of the Company's interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company's assessment of impairment as of March 31, 2022 and 2021 was based on the most current information available to the Company. Certain of the Company's properties may have fair values less than their carrying amounts. However, based on the Company's plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company's expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company's impairment charge, resulting primarily from changes in the Company's long-term hold strategy, with respect to the individual property:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2022	2021
Number of properties	—	1
Impairment charge	$—	$2,012

Restricted Cash

Restricted cash includes escrow funds the Company maintains pursuant to the terms of certain mortgages, lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Escrow funds and other	$6,410	$6,100
Undistributed 1031 proceeds	5,034	—
	$11,444	$6,100

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Rent received in advance	$15,181	$15,162

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	March 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$8,944	$—	$8,944	$—
Interest rate swap, liabilities	(1,154)	—	(1,154)	—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(27,171)	$—	$(27,171)	$—

Long-term Debt – The fair value of the Company's debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company's 2031 Senior Unsecured Public Notes (see Note 7), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company's judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company's estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	March 31, 2022	December 31, 2021
Carrying amount	$1,802,552	$1,699,160
Fair value	1,785,597	1,785,701

Non-recurring Fair Value Measurements

The Company's non-recurring fair value measurements at March 31, 2022 and December 31, 2021 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Stock-Based Compensation

The Company has issued restricted stock awards ("RSAs") and performance-based restricted stock units ("PRSUs") under its 2020 Omnibus Equity and Incentive Plan (the "Equity Incentive Plan"). Subject to any adjustment as provided in the Equity Incentive Plan, up to 9,000,000 shares may be issued to awards granted under the Equity Incentive Plan. The Company accounts for stock-based incentives in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on the award's estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSAs issued under the Equity Incentive Plan are recorded as Cumulative distributions in excess of retained earnings on the Condensed Consolidated Balance Sheets. Accumulated dividends related to forfeited RSAs are reversed through compensation expense in the period the forfeiture occurs. Dividends accrued on the PRSUs are recorded as Cumulative distributions in excess of retained earnings on the Condensed Consolidated Balance Sheets. Accumulated dividends accrued related to forfeited PRSUs are reversed in the period the forfeiture occurs.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments. The amendments in ASU 2020-06 were effective for the Company beginning January 1, 2022. The Company uses the two-class method of computing basic and diluted earnings per share. Based on the nature of the Company's potentially dilutive instruments, the treasury stock method is not used in computing dilutive earnings per share. Accordingly, the adoption of ASU 2020-06 did not have a material impact on the Company.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the three months ended March 31, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
		27	$209,973	(a)
(a)
Acquisition price does not include capitalized acquisition costs of $2.0 million.

The Company closed on the following acquisitions during the three months ended March 31, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(b)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
		28	$87,322	(c)
(b)
Acquisition of additional land adjacent to an existing property.
(c)
Acquisition price does not include capitalized acquisition costs of $1.2 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Land	$54,784	$19,584
Land improvements	5,410	4,355
Buildings and improvements	142,269	57,893
Acquired in-place leases(d)	16,037	6,725
Acquired below-market lease (e)	(76)	—
Non-real estate liabilities assumed	(6,440)	—
	$211,984	$88,557
(d)
The weighted average amortization period for acquired in-place leases is 19 years and 16 years for acquisitions completed during the three months ended March 31, 2022 and 2021, respectively.
(e)
The weighted average amortization period for acquired below-market leases is nine years for acquisitions completed during the three months ended March 31, 2022. There were no below-market leases acquired during the three months ended March 31, 2021.

The above acquisitions were funded using a combination of available cash on hand, and proceeds from equity issuances and revolving credit facility borrowings. All real estate acquisitions closed during the three months ended March 31, 2022 and 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to March 31, 2022, the Company closed on the following acquisitions (see Note 16):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 12, 2022	Retail	1	$1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
		4	$27,232

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2022	2021
Number of properties disposed	1	8
Aggregate sale price	$5,212	$23,062
Aggregate carrying value	(3,824)	(17,372)
Additional sales expenses	(192)	(957)
Gain on sale of real estate	$1,196	$4,733

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At March 31, 2022, the Company had 752 real estate properties, 739 of which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company's leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index ("CPI"), or increases in the tenant's sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Depreciation	$26,658	$23,743

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$260,936
2023	349,824
2024	346,753
2025	340,232
2026	330,637
Thereafter	2,469,426
$4,097,808

Since lease renewal periods are exercisable at the option of the tenant, the above amounts only include future lease payments due during the initial lease terms. Such amounts exclude any potential variable rent increases that are based on changes in the CPI or future variable rents which may be received under the leases based on a percentage of the tenant's gross sales. Additionally, certain of our leases provide tenants with the option to terminate their leases in exchange for termination penalties, or that are contingent upon the occurrence of a future event. Future lease payments within the table above have not been adjusted for these termination rights.

Investment in Rental Property – Direct Financing Leases

The Company's net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Undiscounted estimated lease payments to be received	$41,793	$42,602
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(28,182)	(28,893)
Reserve for credit losses	(130)	(130)
Net investment in direct financing leases	$28,684	$28,782

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$2,433
2023	3,304
2024	3,361
2025	3,474
2026	3,547
Thereafter	25,674
$41,793

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Contractual rental amounts billed for operating leases	$84,396	$73,245
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,021	4,809
Net write-offs of accrued rental income	(1,326)	(442)
Variable rental amounts earned	186	91
Earned income from direct financing leases	723	730
Interest income from sales-type leases	14	14
Operating expenses billed to tenants	4,735	4,388
Other income from real estate transactions	42	5
Adjustment to revenue recognized for uncollectible rental amounts billed, net	50	(142)
Total Lease revenues, net	$93,841	$82,698

6. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	March 31, 2022	December 31, 2021
Lease intangibles:
Acquired above-market leases	$46,990	$47,147
Less accumulated amortization	(17,396)	(16,807)
Acquired above-market leases, net	29,594	30,340
Acquired in-place leases	395,326	380,766
Less accumulated amortization	(113,643)	(107,464)
Acquired in-place leases, net	281,683	273,302
Total intangible lease assets, net	$311,277	$303,642
Acquired below-market leases	$105,386	$105,310
Less accumulated amortization	(36,611)	(34,714)
Intangible lease liabilities, net	$68,775	$70,596
Leasing fees	$14,728	$14,786
Less accumulated amortization	(5,337)	(5,145)
Leasing fees, net	$9,391	$9,641

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended March 31,
Intangible	Financial Statement Presentation	2022	2021
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,601	$6,947
Above-market and below-market leases	Lease revenues, net	1,161	753

Estimated future amortization of intangible assets and liabilities at March 31, 2022 is as follows:

(in thousands)
Remainder of 2022	$19,508
2023	25,800
2024	25,040
2025	23,743
2026	22,393
Thereafter	135,409
$251,893

7. Unsecured Credit Agreements

The following table summarizes the Company's unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Unsecured revolving credit facility	$266,118	$102,000	Applicable reference rate + 0.85% (a) (b) (c)	Mar. 2026
Unsecured term loans:
2022 Unsecured Term Loan	—	60,000	one-month LIBOR + 1.00% (c)	Feb. 2022 (d)
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.00% (c)	Jun. 2024
2026 Unsecured Term Loan	400,000	400,000	one-month LIBOR + 1.00% (c)	Feb. 2026
Total unsecured term loans	590,000	650,000
Unamortized debt issuance costs, net	(3,116)	(3,329)
Total unsecured term loans, net	586,884	646,671
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(6,010)	(6,199)
Total senior unsecured notes, net	843,990	843,801
Total unsecured debt, net	$1,696,992	$1,592,472
(a)
At March 31, 2022, a balance of $186.0 million was subject to the one-month Secured Overnight Financing Rate of 0.30%. The remaining balance includes $100 million CAD borrowings remeasured to $80.1 million USD, which was subject to the one-month Canadian Dollar Offered Rate of 0.96%.
(b)
At December 31, 2021, interest rate was one-month LIBOR plus 1.00%
(c)
At March 31, 2022 and December 31, 2021, one-month LIBOR was 0.45% and 0.10%, respectively.
(d)
The 2022 Unsecured Term Loan was paid in full in February 2022, with borrowings from the unsecured revolving credit facility.

At March 31, 2022, the weighted average interest rate on all outstanding borrowings was 2.69%, exclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of March 31, 2022, and for all periods presented the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

On January 28, 2022, the Company amended and restated the unsecured revolving credit facility to increase the available borrowings to $1.0 billion and extend the maturity date to March 31, 2026. In addition to United States Dollars ("USD"), borrowings under the unsecured revolving credit facility can be made in Pound Sterling, Euros or Canadian Dollars ("CAD") up to an aggregate amount of $500.0 million. Prior to the amendment, borrowings under the credit facility were subject to interest at variable rates based on LIBOR plus a margin based on the Company's current credit rating ranging between 0.825% to 1.55% per annum. Borrowings under the amended credit facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company's credit rating, ranging between 0.725% and 1.400%. In addition, the amended credit facility is subject to a facility fee on the amount of the revolving commitments, based on the Company's credit rating. The applicable facility fee is 0.200% per annum.

For the three months ended March 31, 2022, the Company incurred $3.8 million in debt issuance costs associated with the unsecured revolving credit facility. For the three months ended March 31, 2021, the Company incurred $1.0 million in debt issuance costs associated with the amended 2026 Unsecured Term Loan.

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

With respect to the unsecured revolving credit facility amendment, the transaction was deemed to be new debt and therefore, the debt issuance costs incurred during the three months ended March 31, 2022, have been deferred and are being amortized over the term of the associated debt. With respect to the amended 2026 Unsecured Term Loan, the transaction was deemed to be a modification of existing debt and therefore the $0.9 million of debt issuance costs paid to lenders were deferred and are being amortized over the term of the associated debt. The remaining debt issuance costs of $0.1 million were expensed as incurred during the three months ended March 31, 2021.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Debt issuance costs and original issuance discount amortization	$856	$914

8. Mortgages

The Company's mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	March 31,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2022	2021
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$46,447	$46,760	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,454	19,557	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,989	17,094	(b) (c)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	7,500	7,500	(b) (f)
Aegon	Apr-12	Oct-23	6.38%	6,044	6,249	(b) (g)
Total mortgages				96,434	97,160
Debt issuance costs, net				(293)	(314)
Mortgages, net				$96,141	$96,846
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
(e)
Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
(f)
Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At March 31, 2022 and December 31, 2021, the interest rate was 5.00%.
(g)
Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.

At March 31, 2022, investment in rental property of $160.6 million was pledged as collateral against the Company's mortgages.

Estimated future principal payments to be made under the above mortgages and the Company's unsecured credit agreements (see Note 7) at March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$2,180
2023	7,582
2024	199,760
2025	20,195
2026	682,961
Thereafter	889,874
$1,802,552

Certain of the Company's mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

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

The following is a summary of the Company's outstanding interest rate swap agreements:

(in thousands, except interest rates)			March 31, 2022		December 31, 2021
Counterparty	Maturity Date	Fixed Rate	Notional Amount	Fair Value	Notional Amount	Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	$15,000	$(102)	$15,000	$(702)
Capital One, National Association	December 2024	1.58%	15,000	341	15,000	(241)
Bank of Montreal	January 2025	1.91%	25,000	366	25,000	(649)
Truist Financial Corporation	April 2025	2.20%	25,000	187	25,000	(905)
Bank of Montreal	July 2025	2.32%	25,000	105	25,000	(1,049)
Truist Financial Corporation	July 2025	1.99%	25,000	364	25,000	(767)
Truist Financial Corporation	December 2025	2.30%	25,000	117	25,000	(1,125)
Bank of Montreal	January 2026	1.92%	25,000	456	25,000	(760)
Bank of Montreal	January 2026	2.05%	40,000	545	40,000	(1,415)
Capital One, National Association	January 2026	2.08%	35,000	442	35,000	(1,274)
Truist Financial Corporation	January 2026	1.93%	25,000	449	25,000	(768)
Capital One, National Association	April 2026	2.68%	15,000	(155)	15,000	(941)
Capital One, National Association	July 2026	1.32%	35,000	1,520	35,000	(205)
Bank of Montreal	December 2026	2.33%	10,000	12	10,000	(538)
Bank of Montreal	December 2026	1.99%	25,000	410	25,000	(936)
Toronto-Dominion Bank	March 2027	2.46%	16,024	224	—	—
Wells Fargo Bank, N.A.	April 2027	2.72%	25,000	(452)	25,000	(1,887)
Bank of Montreal	December 2027	2.37%	25,000	(80)	25,000	(1,570)
Capital One, National Association	December 2027	2.37%	25,000	(91)	25,000	(1,575)
Wells Fargo Bank, N.A.	January 2028	2.37%	75,000	(274)	75,000	(4,741)
Bank of Montreal	May 2029	2.09%	25,000	289	25,000	(1,316)
Regions Bank	May 2029	2.11%	25,000	243	25,000	(1,356)
Regions Bank	June 2029	2.03%	25,000	370	25,000	(1,222)
U.S. Bank National Association	June 2029	2.03%	25,000	386	25,000	(1,220)
U.S. Bank National Association	August 2029	1.35%	25,000	1,541	25,000	(9)
Regions Bank	March 2032	2.69%	16,024	172	—	—
U.S. Bank National Association	March 2032	2.70%	16,024	186	—	—
Bank of Montreal	March 2034	2.81%	32,046	219	—	—
			$720,118	$7,790	$640,000	$(27,171)

At March 31, 2022, the weighted average fixed rate on all outstanding interest rate swaps was 2.17%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

Reclassification from
	Amount of Gain	Accumulated Other		Total Interest Expense
	Recognized in	Comprehensive Income (Loss)		Presented in the Condensed
(in thousands)	Accumulated Other			Consolidated Statements of
	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended March 31,	Income (Loss)	Location	Loss	Income
2022	$34,961	Interest expense	$3,865	$16,896
2021	28,680	Interest expense	4,016	16,108

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income (loss) to Interest expense during the next twelve months are estimated to be a loss of $4.9 million. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

10. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

For the three months ended March 31, 2022 and 2021, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net.

11. Equity

The Company established an at-the-market common equity offering program ("ATM Program"), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of March 31, 2022, the Company has issued common stock with an aggregate gross sales price of $164.7 million under the ATM Program and could issue additional common stock with an aggregate sales price of up to $235.3 million under the ATM Program.

The following table presents information about the Company's ATM Program activity:

For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2022
Number of common shares issued	6,273
Weighted average sale price per share	$21.82
Net proceeds	$134,326
Gross proceeds	136,544

There was no ATM Program activity during the three months ended March 31, 2021.

12. Stock-Based Compensation

Restricted Stock Awards

The Company awarded 142,045 and 199,430 shares of RSAs, during the three months ended March 31, 2022 and 2021, respectively, to certain officers and employees under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of the grant and are subject to the employee's continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the three months ended March 31, 2022 and 2021, were $21.66 and $18.66, respectively, which were based on the market price per share of the Company's common stock on the grant date.

The following table presents information about the Company's RSAs:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Compensation cost	$610	$1,695
Dividends declared on unvested RSAs	97	104
Fair value of shares vested during the period	3,209	2,522

(in thousands, except recognition period)	March 31, 2022	December 31, 2021
Unamortized value of RSAs	$7,177	$4,715
Weighted average amortization period (in years)	2.8	2.4

The following table presents information about the Company's RSA activity:

	For the Three Months Ended March 31,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	372	$19.62	341	$20.50
Granted	142	21.66	199	18.66
Vested	(146)	19.80	(124)	20.26
Forfeited	(1)	26.41	—	—
Unvested at end of period	367	20.33	416	19.62

Performance-based Restricted Stock Units

The Company issued target grants of 121,883 and 132,189 PRSUs, during the three months ended March 31, 2022 and 2021, respectively, under the Equity Incentive Plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return ("rTSR") of the Company's common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company's common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board's Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents information about the Company's PRSUs:

	For the Three Months Ended March 31,
(in thousands, except recognition period)	2022	2021
Compensation cost	$319	$74

	March 31, 2022	December 31, 2021
Unamortized value of PRSUs	$5,011	$1,931
Weighted average amortization period (in years)	2.6	2.2

The following table presents information about the Company's PRSU activity:

	For the Three Months Ended March 31,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	122	27.93	132	24.40
Vested	—	—	—	—
Forfeited	—	—	(22)	24.40
Unvested at end of period	232	26.25	110	24.40

13. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$26,758	$22,223
Less: earnings allocated to unvested restricted shares	(97)	(104)
Net earnings used to compute basic earnings per common share	$26,661	$22,119

Diluted earnings:
Net earnings used to compute basic earnings per share	$26,661	$22,119
Net earnings attributable to non-controlling interests	1,683	1,737
Net earnings used to compute diluted earnings per common share	$28,344	$23,856

Weighted average number of common shares outstanding	164,179	145,672
Less: weighted average unvested restricted shares (a)	(370)	(334)
Weighted average number of common shares outstanding used in basic earnings per common share	163,809	145,338
Effects of restricted stock units (b)	156	—
Effects of convertible membership units (c)	10,323	11,386
Weighted average number of common shares outstanding used in diluted earnings per common share	174,288	156,724

Basic earnings per share	$0.16	$0.15
Diluted earnings per share	$0.16	$0.15
(a)
Represents the weighted average effects of 366,912 and 415,932 unvested restricted shares of common stock as of March 31, 2022 and 2021, respectively, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 12).
(c)
Represents the weighted average effects of 10,323,206 and 11,360,080 OP Units outstanding at March 31, 2022 and 2021, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

14. Supplemental Cash Flow Disclosures

Cash paid for interest was $12.0 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for income taxes was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
At March 31, 2022 and 2021, dividend amounts declared and accrued but not yet paid amounted to $47.7 million and $39.3 million, respectively.
•
At March 31, 2022 and 2021, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $1.9 million and $(0.1) million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income (loss).

15. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various litigation matters incidental to the conduct of the Company's business. While the resolution of such matters cannot be predicted with certainty, based on currently available information, the Company does not believe that the final outcome of any of these matters will have a material effect on its consolidated financial position, results of operations, or liquidity.

Property and Acquisition Related

In connection with ownership and operation of real estate, the Company may potentially be liable for cost and damages related to environmental matters. The Company is not aware of any non-compliance, liability, claim, or other environmental condition that would have a material effect on its consolidated financial position, results of operations, or liquidity.

The Company has a commitment to fund a building expansion expected to be completed in 2022, totaling $17.4 million as of March 31, 2022, in exchange for an increase in rent contractually scheduled to commence in August 2022.

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners' Tax Protection Agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners' Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2022, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22.3 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company's customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

16. Subsequent Events

On April 15, 2022, the Company paid distributions totaling $47.5 million.

On April 29, 2022, the Board of Directors declared a quarterly distribution of $0.270 per share on the Company's common stock and OP Units for the second quarter of 2022, which will be payable on or before July 15, 2022 to stockholders and unit holders of record as of June 30, 2022.

Subsequent to March 31, 2022, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $27.2 million of rental property and associated intangible assets and liabilities (see Note 3).

Through May 2, 2022, the Company issued 542,929 shares of common stock at a weighted average sale price of $21.88 per share under the ATM Program. The net proceeds, after deducting $0.2 million of commissions and other offering costs, were $11.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Quarterly Report on Form 10-Q, the terms "BNL," "we," "us," "our," and "our company" refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our "OP," and to their respective subsidiaries.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views regarding our business, financial performance, growth prospects and strategies, market opportunities, and market trends, that are intended to be made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "approximately," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. All of the forward-looking statements included in this Quarterly Report on Form 10-Q are subject to various risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, performance, and achievements could differ materially from those expressed in or by the forward-looking statements and may be affected by a variety of risks and other factors. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from such forward-looking statements.

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. "Business," Item 1A. "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K, as filed with the SEC on February 23, 2022. The "Risk Factors" of our 2021 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•
"annualized base rent" or "ABR" means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, free rent, or discounted rent periods and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the month;
•
"cash capitalization rate" represents the estimated first year cash yield to be generated on a real estate investment property, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs;

•
"CPI" means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;
•
"occupancy" or a specified percentage of our portfolio that is "occupied" or "leased" means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and
•
"Revolving Credit Facility" means our $1.0 billion unsecured revolving credit facility, dated January 28, 2022, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto.

Overview

We are an internally-managed real estate investment trust ("REIT") that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the three months ended March 31, 2022, we invested $210.0 million, excluding capitalized acquisition costs, in 27 properties at a weighted average initial cash capitalization rate of 5.7%. The acquisitions included properties in restaurants (50%, based on ABR), retail (37%), and industrial (13%) asset classes located across 14 U.S. states and four Canadian provinces with a weighted average initial lease term and minimum annual rent increases of 19.3 years and 1.5%, respectively. As of March 31, 2022, our portfolio has grown to 752 properties, with 745 properties located in 43 U.S. states and seven properties located in four Canadian provinces.

We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants' businesses and are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund core business operations rather than real estate ownership.

-
Diversified Portfolio. As of March 31, 2022, our portfolio comprised approximately 32.8 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, casual dining, clinical, quick service restaurants, food processing, general merchandise, and flex/research and development.
•
Geographic Diversification: Our properties are located in 43 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.5% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 210 different commercial tenants who operate 198 different brands that are diversified across 56 differing industries, with no single tenant accounting for more than 2.1% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2022, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.2% of our tenants, based on ABR, provide financial reporting, of which 85.1% are required to provide us with specified financial information on a periodic basis, and an additional 9.1% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of March 31, 2022. The percentages below are calculated based on our ABR of $347.7 million as of March 31, 2022.

Diversification by Property Type

$348 M
Annualized
Base Rent

Industrial	**46%**
Manufacturing	15%
Distribution & Warehouse	14%
Food Processing	6%
Flex and R&D	5%
Cold Storage	4%
Services	2%
Healthcare	**19%**
Clinical	7%
Healthcare Services	4%
Animal Health Services	3%
Surgical	3%
Life Science	2%
Restaurants	**15%**
Casual Dining	8%
Quick Service Restaurants	7%
Retail	**12%**
General Merchandise	6%
Automotive	4%
Home Furnishings	2%
Office	**8%**
Corporate Headquarters	3%
Strategic Operations	3%
Call Center	2%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	64	$50,797	14.6%	9,147	27.9%
Distribution & Warehouse	45	49,015	14.1%	9,221	28.1%
Food Processing	17	22,881	6.6%	2,636	8.0%
Flex and R&D	7	17,296	5.0%	1,457	4.4%
Cold Storage	4	12,702	3.6%	933	2.9%
Services	21	8,548	2.5%	487	1.5%
Industrial Total	158	161,239	46.4%	23,881	72.8%
Healthcare
Clinical	51	25,735	7.4%	1,049	3.2%
Healthcare Services	28	12,511	3.6%	463	1.4%
Animal Health Services	27	10,352	3.0%	405	1.2%
Surgical	12	10,226	2.9%	329	1.0%
Life Science	9	7,688	2.2%	549	1.7%
Untenanted	1	—	—	18	0.1%
Healthcare Total	128	66,512	19.1%	2,813	8.6%
Restaurant
Casual Dining	102	27,008	7.8%	683	2.1%
Quick Service Restaurants	148	25,022	7.2%	505	1.5%
Restaurant Total	250	52,030	15.0%	1,188	3.6%
Retail
General Merchandise	120	22,784	6.5%	1,633	5.0%
Automotive	66	12,084	3.5%	771	2.4%
Home Furnishings	13	7,030	2.0%	797	2.4%
Untenanted	1	—	—	34	0.1%
Retail Total	200	41,898	12.0%	3,235	9.9%
Office
Corporate Headquarters	7	10,429	3.0%	679	2.0%
Strategic Operations	5	9,691	2.8%	615	1.9%
Call Center	4	5,887	1.7%	391	1.2%
Office Total	16	26,007	7.5%	1,685	5.1%
Total	752	$347,686	100.0%	32,802	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants LP*	Quick Service Restaurants	43	$7,166	2.1%	147	0.4%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	21	6,699	1.9%	174	0.5%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,395	1.8%	1,537	4.7%
J. Alexander's, LLC*	Casual Dining	16	6,025	1.7%	131	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,991	1.7%	417	1.3%
Hensley & Company*	Distribution & Warehouse	3	5,871	1.7%	577	1.8%
BluePearl Holdings, LLC**	Animal Health Services	13	5,444	1.6%	165	0.5%
Dollar General Corporation	General Merchandise	55	5,391	1.6%	510	1.6%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,278	1.5%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,269	1.5%	417	1.3%
Total Top 10 Tenants		206	59,529	17.1%	4,215	12.9%

Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.4%	156	0.5%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.4%	1,302	4.0%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,936	1.4%	545	1.7%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.3%	148	0.4%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,476	1.3%	310	0.9%
Arkansas Surgical Hospital	Surgical	1	4,366	1.3%	129	0.4%
American Signature, Inc.	Home Furnishings	6	4,224	1.2%	474	1.4%
Cascade Aerospace Inc.	Manufacturing	1	4,150	1.2%	231	0.7%
MEC Mountain Equipment Company Ltd.*	General Merchandise	6	4,147	1.2%	199	0.6%
Aventiv Technologies, LLC	Corporate Headquarters	1	3,896	1.2%	154	0.5%
Total Top 20 Tenants		269	$104,215	30.0%	7,863	24.0%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants*	Quick Service Restaurants	43	$7,166	2.1%	147	0.4%
Red Lobster*	Casual Dining	21	6,699	1.9%	174	0.5%
Ryerson	Distribution & Warehouse	11	6,395	1.8%	1,537	4.7%
Axcelis	Flex and R&D	1	5,991	1.7%	417	1.3%
Hensley*	Distribution & Warehouse	3	5,871	1.7%	577	1.8%
BluePearl Veterinary Partners*	Animal Health Services	13	5,444	1.6%	165	0.5%
Dollar General	General Merchandise	55	5,391	1.6%	510	1.6%
Bob Evans Farms*1	Casual Dining/Food Processing	21	5,285	1.5%	281	0.8%
Tractor Supply Co.	General Merchandise	21	5,269	1.5%	417	1.3%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.4%	156	0.5%
Total Top 10 Brands		216	58,545	16.8%	4,381	13.4%

Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.4%	1,302	4.0%
Siemens	Manufacturing/Flex and R&D	2	4,936	1.4%	545	1.7%
Outback Steakhouse*	Casual Dining	20	4,566	1.4%	126	0.4%
Wendy's**	Quick Service Restaurants	31	4,554	1.3%	89	0.3%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.3%	148	0.4%
Nestle'	Cold Storage	1	4,476	1.3%	310	0.9%
Arkansas Surgical Hospital	Surgical	1	4,366	1.3%	129	0.4%
Value City Furniture	Home Furnishings	6	4,224	1.2%	474	1.4%
Taco Bell**	Quick Service Restaurants	31	4,172	1.2%	80	0.2%
Cascade Aerospace	Manufacturing	1	4,150	1.2%	231	0.7%
Total Top 20 Brands		327	$103,446	29.8%	7,815	23.8%

1 Brand includes one BEF Foods, Inc property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	ABR as a % of Total Portfolio
Healthcare Facilities	102	$53,325	15.3%	2,029	6.2%
Restaurants	253	52,801	15.2%	1,230	3.7%
Packaged Foods & Meats	11	16,654	4.8%	1,820	5.5%
Distributors	26	14,690	4.2%	2,561	7.8%
Food Distributors	8	14,403	4.1%	1,786	5.4%
Specialty Stores	31	13,855	4.0%	1,338	4.1%
Auto Parts & Equipment	39	12,634	3.6%	2,387	7.3%
Specialized Consumer Services	47	12,116	3.5%	722	2.2%
Metal & Glass Containers	8	9,898	2.8%	2,206	6.7%
Healthcare Services	18	9,172	2.6%	515	1.6%
Home Furnishing	5	8,955	2.6%	1,785	5.4%
Home Furnishing Retail	16	8,845	2.5%	1,149	3.5%
Aerospace & Defense	7	8,818	2.5%	952	2.9%
General Merchandise Stores	85	8,442	2.4%	765	2.3%
Electronic Components	2	6,806	2.0%	466	1.4%
Other (41 industries)	92	96,272	27.9%	11,039	33.8%
Untenanted properties	2	—	—	52	0.2%
Total	752	$347,686	100.0%	32,802	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 752   TOTAL STATES/PROVINCES: 43 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	69	$36,443	10.5%	3,502	10.7%	LA	4	3,400	1.0%	194	0.6%
IL	27	21,099	6.1%	2,002	6.1%	NE	6	3,029	0.9%	509	1.6%
WI	35	19,744	5.7%	2,069	6.3%	MD	4	2,966	0.8%	293	0.9%
MI	48	16,700	4.8%	1,545	4.7%	CO	5	2,796	0.8%	134	0.4%
FL	44	16,313	4.7%	849	2.6%	NM	8	2,783	0.8%	96	0.3%
OH	38	15,655	4.5%	1,416	4.3%	MS	8	2,772	0.8%	334	1.0%
CA	10	15,612	4.5%	1,493	4.6%	IA	4	2,754	0.8%	622	1.9%
MN	20	13,733	3.9%	2,244	6.8%	SC	13	2,494	0.7%	308	0.9%
AZ	9	13,213	3.8%	909	2.8%	WV	16	2,480	0.7%	109	0.3%
NC	35	13,023	3.7%	1,308	4.0%	UT	3	2,379	0.7%	280	0.9%
IN	29	12,812	3.7%	1,759	5.4%	CT	2	1,699	0.5%	55	0.2%
TN	48	12,111	3.5%	565	1.7%	MT	7	1,563	0.4%	43	0.1%
AL	52	11,843	3.4%	863	2.6%	NV	2	1,336	0.4%	80	0.2%
GA	31	11,124	3.2%	1,555	4.7%	DE	4	1,154	0.3%	133	0.4%
NY	26	10,660	3.0%	680	2.1%	ND	2	943	0.3%	28	0.1%
MA	5	10,456	3.0%	1,026	3.1%	VT	2	414	0.1%	24	0.1%
OK	21	7,583	2.2%	977	3.0%	WY	1	307	0.1%	21	0.1%
AR	11	7,548	2.2%	283	0.9%	SD	1	81	0.1%	9	0.0%
PA	16	6,960	2.0%	1,026	3.1%	Total US	745	$339,389	97.6%	32,372	98.7%
KY	23	6,573	1.9%	703	2.1%	BC	2	$4,776	1.4%	253	0.8%
KS	11	5,488	1.6%	647	2.0%	ON	3	2,150	0.6%	101	0.3%
VA	17	5,388	1.5%	204	0.6%	AB	1	1,010	0.3%	51	0.1%
NJ	3	4,904	1.4%	366	1.1%	MB	1	361	0.1%	25	0.1%
MO	10	4,822	1.4%	959	2.9%	Total Canada	7	$8,297	2.4%	430	1.3%
WA	15	4,232	1.2%	150	0.5%	Grand Total	752	$347,686	100.0%	32,802	100.0%

Lease Expirations

As of March 31, 2022, the ABR weighted average remaining term of our leases was approximately 10.5 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 66.4% of our ABR was derived from leases that will expire in 2030 and after, and no more than 6.8% of our ABR was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2022.

20%
10%
0%
0.5%
1.5%
4.0%
2.4%
5.5%
6.8%
6.6%
6.3%
15.3%
2.3%
8.3%
5.4%
1.8%
3.4%
7.4%
5.1%
2.0%
2.6%
1.7%
5.4%
5.7%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
Thereafter

Expiration Year	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040	2041+
Number of properties	1	7	11	20	35	28	34	71	100	31	54	50	33	16	86	24	33	12	33	71
Number of leases	2	8	11	23	32	28	31	39	56	26	39	24	22	12	21	9	29	7	6	14

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2022	1	$1,566	0.5%	46	0.1%
2023	7	5,387	1.5%	538	1.6%
2024	11	14,031	4.0%	1,689	5.2%
2025	20	8,468	2.4%	698	2.1%
2026	35	19,207	5.5%	1,414	4.3%
2027	28	23,482	6.8%	2,019	6.2%
2028	34	22,982	6.6%	2,291	7.0%
2029	71	21,988	6.3%	2,711	8.3%
2030	100	53,209	15.3%	5,099	15.5%
2031	31	7,991	2.3%	707	2.2%
2032	54	28,764	8.3%	3,248	9.9%
2033	50	18,795	5.4%	1,950	5.9%
2034	33	6,200	1.8%	409	1.3%
2035	16	11,728	3.4%	1,552	4.7%
2036	86	25,720	7.4%	2,854	8.7%
2037	24	17,763	5.1%	1,369	4.2%
2038	33	6,840	2.0%	306	0.9%
2039	12	9,145	2.6%	933	2.8%
2040	33	5,945	1.7%	317	1.0%
2041	40	18,815	5.4%	1,637	5.0%
Thereafter	31	19,660	5.7%	963	2.9%
Untenanted properties	2	—	—	52	0.2%
Total	752	$347,686	100.0%	32,802	100.0%

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021

Lease Revenues, net

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Contractual rental amounts billed for operating leases	$84,396	$81,482	$2,914	3.6%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,021	5,372	(351)	(6.5)%
Net write-offs of accrued rental income	(1,326)	—	(1,326)	(100.0)%
Variable rental amounts earned	186	433	(247)	(57.0)%
Earned income from direct financing leases	723	725	(2)	(0.3)%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	4,735	4,464	271	6.1%
Other income from real estate transactions	42	1	41	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	50	150	(100)	(66.7)%
Total Lease revenues, net	$93,841	$92,642	$1,199	1.3%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through accretive property acquisitions closed in the fourth quarter of 2021. During the fourth quarter of 2021, we invested $147.5 million, excluding capitalized acquisition costs, in 36 properties at a weighted average initial cash capitalization rate of 6.0%. Most of these acquisitions closed during the month of December 2021, and therefore did not materially contribute to Lease revenues, net for the three months ended December 31, 2021.

Operating Expenses

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Operating expenses
Depreciation and amortization	$34,290	$33,476	$814	2.4%
Property and operating expense	5,044	4,440	604	13.6%
General and administrative	8,828	8,526	302	3.5%
Provision for impairment of investment in rental properties	—	207	(207)	(100.0)%
Total operating expenses	$48,162	$46,649	$1,513	3.2%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended March 31, 2022 was primarily due to growth in our real estate portfolio.

Other income (expenses)

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Other income (expenses)
Interest income	$—	$6	$(6)	(100.0)%
Interest expense	(16,896)	(16,997)	(101)	(0.6)%
Gain on sale of real estate	1,196	3,732	(2,536)	(68.0)%
Income taxes	(412)	(457)	(45)	(9.8)%
Other expenses	(1,126)	(51)	1,075	>100.0%
Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2022, we recognized a gain of $1.2 million on the sale of one property, compared to gains of $3.7 million on the sale of six properties during the three months ended December 31, 2021. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Other expenses

The increase in other expenses during the three months ended March 31, 2022 was primarily due to $1.1 million of unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million CAD revolving borrowings.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands, except per share data)	2022	2021	$	%
Net income	$28,441	$32,226	$(3,785)	(11.7)%
Net earnings per diluted share	0.16	0.19	(0.03)	(15.8)%

The decrease in net income is primarily attributable to $2.5 million decrease in gain on sale of real estate, $1.1 million increase in other expenses, $0.8 million increase in depreciation and amortization, $0.6 million increase in property and operating expenses, partially offset by an increase in $1.2 million of revenue associated with growth in our real estate portfolio.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Lease Revenues, net

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Contractual rental amounts billed for operating leases	$84,396	$73,245	$11,151	15.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,021	4,809	212	4.4%
Net write-offs of accrued rental income	(1,326)	(442)	(884)	>100.0%
Variable rental amounts earned	186	91	95	>100.0%
Earned income from direct financing leases	723	730	(7)	(1.0)%
Interest income from sales-type leases	14	14	—	—%
Operating expenses billed to tenants	4,735	4,388	347	7.9%
Other income from real estate transactions	42	5	37	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	50	(142)	192	<(100.0)%
Total Lease revenues, net	$93,841	$82,698	$11,143	13.5%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through accretive property acquisitions closed since March 31, 2021. During the twelve months ended March 31, 2022, we invested $777.4 million, excluding capitalized acquisition costs, in 115 properties at a weighted average initial cash capitalization rate of 6.1%.

Operating Expenses

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Operating expenses
Depreciation and amortization	$34,290	$30,713	$3,577	11.6%
Property and operating expense	5,044	4,605	439	9.5%
General and administrative	8,828	10,633	(1,805)	(17.0)%
Provision for impairment of investment in rental properties	—	2,012	(2,012)	(100.0)%
Total operating expenses	$48,162	$47,963	$199	0.4%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended March 31, 2022 was primarily due to growth in our real estate portfolio.

General and administrative

The decrease in general and administrative expenses mainly reflects decreased severance associated with the departure of an executive officer during the three months ended March 31, 2021.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2022, we did not recognize any impairment on our investments in rental properties, compared to $2.0 million during the three months ended March 31, 2021. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,
(in thousands, except number of properties)	2022	2021
Number of properties	—	1
Carrying value prior to impairment charge	$—	$2,818
Fair value	—	806
Impairment charge	$—	$2,012

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Other income (expenses)
Interest income	$—	$5	$(5)	(100.0)%
Interest expense	(16,896)	(16,108)	788	4.9%
Cost of debt extinguishment	—	(126)	(126)	(100.0)%
Gain on sale of real estate	1,196	4,733	(3,537)	(74.7)%
Income taxes	(412)	(413)	(1)	(0.2)%
Change in fair value of earnout liability	—	1,124	(1,124)	(100.0)%
Other (expenses) income	(1,126)	10	(1,136)	<(100.0)%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2022, we recognized a gain of $1.2 million on the sale of one property, compared to gains of $4.7 million on the sale of eight properties during the three months ended March 31, 2021. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Change in fair value of earnout liability

The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All earnout milestones were achieved during the year ended December 31, 2021, therefore there is no change in the fair value of the earnout liability during the three months ended March 31, 2022. The change in the fair value of the earnout liability during the three months ended March 31, 2021 reflected a decrease in our share price as compared to December 31, 2020.

Other (expenses) income

The increase in other expenses during the three months ended March 31, 2022 was primarily due to $1.1 million of unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million CAD revolving borrowings.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2022	2021	$	%
Net income	$28,441	$23,960	$4,481	18.7%
Net earnings per diluted share	0.16	0.15	0.01	6.7%

The increase in net income is primarily due to revenue growth of $11.1 million, a $2.0 million decrease in impairment of investment in rental properties, and a $1.8 million decrease in general and administrative expenses. These factors were partially offset by a $3.6 million increase in depreciation and amortization, a $3.5 million decrease on gain on sale of real estate, a $1.1 million increase in other expense, a $1.1 million decrease in change in fair value of earnout liability, and a $0.8 million increase in interest expense.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of 'BBB' from S&P Global Ratings ("S&P") and 'Baa2' from Moody's Investors Service ("Moody's"). We manage our leverage profile using a ratio of

Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of March 31, 2022, we had total debt outstanding of $1.8 billion, Net Debt of $1.7 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.14x.

Net Debt and Annualized Adjusted EBITDAre are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and the acquisition of additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, and to fund our acquisitions that are under control or expected to close within a short time period. We do not currently anticipate making significant capital expenditures or incurring other significant property costs because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities.

As detailed in the contractual obligations table below, we have approximately $51.9 million of expected obligations due throughout the remainder of 2022, primarily consisting of $48.4 million of interest expense due, including the impact of our interest rate swaps, and $2.2 million of mortgage maturities. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio's long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. With outstanding borrowings of $266.1 million at March 31, 2022, we have $733.9 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program ("ATM Program"), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. As of March 31, 2022, we have issued common stock with an aggregate gross sales price of $164.7 million under the ATM Program and could issue additional common stock with an aggregate sales price of up to $235.3 million.

During the three months ended March 31, 2022, we issued 6,273,000 shares of common stock under our ATM Program, at a weighted average sale price of $21.82 per share. The net proceeds, after deducting $1.9 million for commissions and $0.3 million for other issuance expenses, were $134.3 million.

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

Unsecured Indebtedness and Capital Markets Activities as of and for the Three Months Ended March 31, 2022

The following table sets forth our outstanding Revolving Credit Facility, Unsecured Term Loans and Senior Unsecured Notes at March 31, 2022.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$266,118	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
Total unsecured term loans	590,000
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Total unsecured debt	$1,706,118
(a)
At March 31, 2022, a balance of $186.0 million was subject to the one-month Secured Overnight Financing Rate of 0.30%. The remaining balance includes $100 million CAD borrowings remeasured to $80.1 million USD, which was subject to the one-month Canadian Dollar Offered Rate of 0.96%.

On January 28, 2022, we amended and restated the Revolving Credit Facility, upsizing the capacity to $1.0 billion, extending the maturity date to March 2026 and reducing the applicable margin to 0.850% per annum.

On February 25, 2022, we repaid the $60.0 million 2022 Unsecured Term Loan with borrowings under our Revolving Credit Facility.

As of March 31, 2022, we had $266.1 million outstanding on our Revolving Credit Facility. We have $733.9 million of remaining capacity on our Revolving Credit Facility as of March 31, 2022.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2022, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2022 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility (a)	Senior Notes	Mortgages	Interest Expense (b)	Tenant Improvement Allowances	Operating Leases	Total
Remainder of 2022	$—	$—	$—	$2,180	$48,444	$57	$1,172	$51,853
2023	—	—	—	7,582	64,123	—	1,564	73,269
2024	190,000	—	—	9,760	62,050	—	1,613	263,423
2025	—	—	—	20,195	58,612	—	814	79,621
2026	400,000	266,118	—	16,843	45,508	—	847	729,316
Thereafter	—	—	850,000	39,874	99,781	—	21	989,676
Total	$590,000	$266,118	$850,000	$96,434	$378,518	$57	$6,031	$2,187,158
(a)
The Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2022. This amount includes the impact of interest rate swap agreements.

At March 31, 2022 investment in rental property of $160.6 million was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners' Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners' Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of March 31, 2022, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

We attempt to manage our interest rate risk by entering into interest rate swaps. As of March 31, 2022, we had 28 interest rate swaps outstanding in an aggregate notional amount of $720.1 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

In addition, we own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar revolving borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Cash Flows

Cash and cash equivalents and restricted cash totaled $65.5 million and $18.4 million at March 31, 2022 and March 31, 2021, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$59,104	$51,780
Net cash provided by (used in) investing activities	(207,678)	(67,661)
Net cash provided by (used in) financing activities	186,352	(76,497)
Decrease in cash and cash equivalents and restricted cash	$37,778	$(92,378)

The increase in net cash provided by operating activities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, was mainly due to growth in our real estate portfolio.

The increase in cash used in investing activities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, was mainly due to increased acquisition volume and decreased disposition volume during the three months ended March 31, 2022.

The change in net cash provided by (used in) financing activities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, mainly reflects an increase proceeds from issuance of common stock under the ATM Program, and increased borrowings on the unsecured revolving credit facility. This change is slightly offset by increase in repayments of unsecured term loans and the unsecured revolving credit facility.

Non-GAAP Measures

FFO, Core FFO, and AFFO

We compute Funds From Operations ("FFO") in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.

We compute Core Funds From Operations ("Core FFO") by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, the change in fair value of our earnout liability, cost of debt extinguishments, unrealized and realized gains or losses on foreign currency transactions, severance, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute Adjusted Funds From Operations ("AFFO"), by adjusting Core FFO for certain non-cash revenues and expenses, including straight-line rents, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

Specific to our adjustment for straight-line rents, our leases include cash rents that increase over the term of the lease to compensate us for anticipated increases in market rental rates over time. Our leases do not include significant front-loading or back-loading of payments, or significant rent-free periods. Therefore, we find it useful to evaluate rent on a contractual basis as it allows for comparison of existing rental rates to market rental rates. In situations where we granted short-term rent deferrals as a result of the COVID-19 pandemic, and such deferrals were probable of collection and expected to be repaid within a short term, we continued to recognize the same amount of GAAP lease revenues each period. Consistent with GAAP lease revenues, the short-term deferrals associated with COVID-19, and the corresponding payments, did not impact our AFFO.

FFO, Core FFO, and AFFO may not be comparable to similarly titled measures employed by other REITs, and comparisons of our FFO, Core FFO and AFFO with the same or similar measures disclosed by other REITs may not be meaningful.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments to FFO that we use to calculate Core FFO and AFFO. In the future, the SEC, Nareit or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and in response to such standardization we may have to adjust our calculation and characterization of Core FFO and AFFO accordingly.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2022		December 31, 2021	March 31, 2021
Net income	$28,441		$32,226	$23,960
Real property depreciation and amortization	34,259		33,451	30,690
Gain on sale of real estate	(1,196)		(3,732)	(4,733)
Provision for impairment on investment in rental properties	—		207	2,012
FFO	$61,504		$62,152	$51,929
Net write-offs of accrued rental income	1,326		—	442
Cost of debt extinguishment	—		—	126
Severance	120		29	1,243
Change in fair value of earnout liability	—		—	(1,124)
Other expenses (income)	1,126	(a)	51	(10)
Core FFO	$64,076		$62,232	$52,606
Straight-line rent adjustment	(4,934)		(5,321)	(5,074)
Adjustment to provision for credit losses	—		(37)	(1)
Amortization of debt issuance costs	856		1,022	914
Amortization of net mortgage premiums	(27)		(26)	(35)
Loss (gain) on interest rate swaps and other non-cash interest expense	659		696	(41)
Amortization of lease intangibles	(1,158)		(899)	(728)
Stock-based compensation	929		1,025	1,769
AFFO	$60,401		$58,692	$49,410
(a)
Amount includes $1.1 million of unrealized foreign exchange loss, primarily associated with our CAD denominated revolving borrowings.

EBITDA, EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. EBITDA is a measure commonly used in our industry. We believe that this ratio provides investors and analysts with a measure of our performance that includes our operating results unaffected by the differences in capital structures, capital investment cycles and useful life of related assets compared to other companies in our industry. We compute EBITDAre in accordance with the definition adopted by Nareit, as EBITDA excluding gains (losses) from the sales of depreciable property and provisions for impairment on investment in real estate. We believe EBITDA and EBITDAre are useful to investors and analysts because they provide important supplemental information about our operating performance exclusive of certain non-cash and other costs. EBITDA and EBITDAre are not measures of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

We are focused on a disciplined and targeted acquisition strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new acquisitions using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter acquisitions. However, the full benefit of EBITDAre from newly acquired properties will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our acquisitions and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre ("Adjusted EBITDAre") for the most recently completed quarter (i) to recalculate as if all acquisitions and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments, realized or unrealized gains and losses on foreign currency transactions, or the change in fair value of our earnout liability, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. We then annualize quarterly Adjusted EBITDAre by multiplying it by four ("Annualized Adjusted EBITDAre"). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Net income	$28,441	$32,226	$23,960
Depreciation and amortization	34,290	33,476	30,713
Interest expense	16,896	16,997	16,108
Income taxes	412	457	413
EBITDA	$80,039	$83,156	$71,194
Provision for impairment of investment in rental properties	—	207	2,012
Gain on sale of real estate	(1,196)	(3,732)	(4,733)
EBITDAre	$78,843	$79,631	$68,473
Adjustment for current quarter acquisition activity (a)	3,225	2,002	1,365
Adjustment for current quarter disposition activity (b)	(79)	(180)	(278)
Adjustment to exclude non-recurring and other expenses (c)	—	—	2,100
Adjustment to exclude change in fair value of earnout liability	—	—	(1,124)
Adjustment exclude net write-offs of accrued rental income	1,326	—	442
Adjustment to exclude realized / unrealized foreign exchange loss	1,125	—	—
Adjustment to exclude cost of debt extinguishments	—	—	126
Adjusted EBITDAre	$84,440	$81,453	$71,104
Annualized EBITDAre	$315,375	$318,526	$273,888
Annualized Adjusted EBITDAre	$337,759	$325,812	$284,414
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

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Debt
Unsecured revolving credit facility	$266,118	$102,000	$15,000
Unsecured term loans, net	586,884	646,671	910,732
Senior unsecured notes, net	843,990	843,801	472,551
Mortgages, net	96,141	96,846	106,559
Debt issuance costs	9,419	9,842	6,988
Gross Debt	1,802,552	1,699,160	1,511,830
Cash and cash equivalents	(54,103)	(21,669)	(10,205)
Restricted cash	(11,444)	(6,100)	(8,145)
Net Debt	$1,737,005	$1,671,391	$1,493,480
Net Debt to Annualized EBITDAre	5.51x	5.25x	5.45x
Net Debt to Annualized Adjusted EBITDAre	5.14x	5.13x	5.25x

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2022, to the items that we disclosed as our critical accounting policies and estimates in our 2021 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt or by entering into interest rate swaps to convert certain variable-rate debt to a fixed rate. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 9 in our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Our fixed-rate debt includes our Senior Unsecured Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.7 billion and $1.6 billion, respectively, as of March 31, 2022. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $90.7 million as of March 31, 2022.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $863.6 million as of March 31, 2022, of which $720.1 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest would have a corresponding $1.4 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange Rate Risk

We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of interest payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We believe the foreign currency exchange rate risk on the remaining cash flows is immaterial.

Additionally, our Canadian dollar revolving borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation's Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

3.2	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.3	Articles Supplementary of Broadstone Net Lease, Inc. (filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.4	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.3 to the Corporation's Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.5

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

10.1

Amended and Restated Revolving Credit Agreement, dated as of January 28, 2022, by and among the Company, Broadstone Net Lease, LLC (the "Operating Company"), as the borrower, JPMorgan Chase Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed February 3, 2022 and incorporated herein by reference)

10.2

Guaranty, dated January 28, 2022, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed February 3, 2022 and incorporated herein by reference)

10.3*

Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto

10.4*

Fourth Amendment to Capital One Term Loan Agreement, dated March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Filed herewith.

† In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSTONE NET LEASE, INC.

Date: May 4, 2022	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: May 4, 2022	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer