Form 10-Q
period 2022-06-30
Broadstone Net Lease, Inc.
filed 2022-08-04
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022, or

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

There were 173,115,020 shares of the Registrant's Common Stock, $0.00025 par value per share, outstanding as of August 2, 2022.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Accounted for using the operating method:
Land	$731,208	$655,374
Land improvements	320,513	295,329
Buildings and improvements	3,503,478	3,242,618
Equipment	10,422	11,870
Total accounted for using the operating method	4,565,621	4,205,191
Less accumulated depreciation	(479,952)	(430,141)
Accounted for using the operating method, net	4,085,669	3,775,050
Accounted for using the direct financing method	28,584	28,782
Accounted for using the sales-type method	571	571
Investment in rental property, net	4,114,824	3,804,403
Cash and cash equivalents	16,813	21,669
Accrued rental income	124,297	116,874
Tenant and other receivables, net	2,069	1,310
Prepaid expenses and other assets	22,916	17,275
Interest rate swap, assets	26,562	—
Goodwill	339,769	339,769
Intangible lease assets, net	316,119	303,642
Debt issuance costs – unsecured revolving credit facility, net	6,956	4,065
Leasing fees, net	9,117	9,641
Total assets	$4,979,442	$4,618,648

Liabilities and equity
Unsecured revolving credit facility	$320,657	$102,000
Mortgages, net	95,453	96,846
Unsecured term loans, net	587,098	646,671
Senior unsecured notes, net	844,178	843,801
Interest rate swap, liabilities	—	27,171
Accounts payable and other liabilities	42,923	38,038
Dividends payable	49,541	45,914
Accrued interest payable	6,086	6,473
Intangible lease liabilities, net	66,864	70,596
Total liabilities	2,012,800	1,877,510

Commitments and contingencies (See Note 18)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 172,023 and 162,383 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	43	41
Additional paid-in capital	3,125,377	2,924,168
Cumulative distributions in excess of retained earnings	(350,127)	(318,476)
Accumulated other comprehensive income (loss)	23,397	(28,441)
Total Broadstone Net Lease, Inc. stockholders' equity	2,798,690	2,577,292
Non-controlling interests	167,952	163,846
Total equity	2,966,642	2,741,138
Total liabilities and equity	$4,979,442	$4,618,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Lease revenues, net	$98,013	$84,759	$191,854	$167,457

Operating expenses
Depreciation and amortization	35,511	31,225	69,801	61,938
Property and operating expense	4,696	4,572	9,740	9,177
General and administrative	9,288	8,655	18,116	19,288
Provision for impairment of investment in rental properties	1,380	—	1,380	2,012
Total operating expenses	50,875	44,452	99,037	92,415

Other income (expenses)
Interest income	—	6	—	11
Interest expense	(17,888)	(15,430)	(34,784)	(31,538)
Cost of debt extinguishment	—	—	—	(126)
Gain on sale of real estate	4,071	3,838	5,267	8,571
Income taxes	(401)	(301)	(813)	(714)
Change in fair value of earnout liability	—	(5,604)	—	(4,480)
Other income	2,632	4	1,506	14
Net income	35,552	22,820	63,993	46,780
Net income attributable to non-controlling interests	(2,036)	(1,606)	(3,719)	(3,343)
Net income attributable to Broadstone Net Lease, Inc.	$33,516	$21,214	$60,274	$43,437

Weighted average number of common shares outstanding
Basic	169,555	146,119	166,698	145,728
Diluted	180,256	157,430	177,346	157,115
Net earnings per share attributable to common stockholders
Basic and diluted	$0.20	$0.14	$0.36	$0.30

Comprehensive income
Net income	$35,552	$22,820	$63,993	$46,780
Other comprehensive income
Change in fair value of interest rate swaps	18,772	(2,911)	53,733	25,769
Realized loss (gain) on interest rate swaps	695	(42)	1,354	(83)
Comprehensive income	55,019	19,867	119,080	72,466
Comprehensive income attributable to non-controlling interests	(3,151)	(1,399)	(6,941)	(5,212)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$51,868	$18,468	$112,139	$67,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	26,758	—	1,683	28,441
Issuance of 6,427 shares of common stock	1	136,825	—	—	—	136,826
Offering costs, discounts, and commissions	—	(2,218)	—	—	—	(2,218)
Stock-based compensation, net of one share of restricted stock forfeited	—	929	—	—	—	929
Retirement of 59 shares of common stock	—	(1,301)	—	—	—	(1,301)
Distributions declared ($0.265 per share and OP Unit)	—	—	(45,270)	—	(2,845)	(48,115)
Change in fair value of interest rate swap agreements	—	—	—	32,893	2,068	34,961
Realized loss on interest rate swap agreements	—	—	—	620	39	659
Adjustment to non-controlling interests	—	(1,843)	—	(45)	1,888	—
Balance, March 31, 2022	$42	$3,056,560	$(336,988)	$5,027	$166,679	$2,891,320
Net income	—	—	33,516	—	2,036	35,552
Issuance of 3,281 shares of common stock	1	69,420	—	—	—	69,421
Offering costs, discounts, and commissions	—	(992)	—	—	—	(992)
Stock-based compensation, net of eight shares of restricted stock forfeited	—	1,381	—	—	—	1,381
Distributions declared ($0.270 per share and OP Unit)	—	—	(46,655)	—	(2,852)	(49,507)
Change in fair value of interest rate swap agreements	—	—	—	17,697	1,075	18,772
Realized loss on interest rate swap agreements	—	—	—	655	40	695
Adjustment to non-controlling interests	—	(992)	—	18	974	—
Balance, June 30, 2022	$43	$3,125,377	$(350,127)	$23,397	$167,952	$2,966,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity - Continued

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	22,223	—	1,737	23,960
Issuance of 211 shares of common stock	—	—	233	—	—	—	233
Offering costs, discounts, and commissions	—	—	(500)	—	—	—	(500)
Stock-based compensation	—	—	1,769	—	—	—	1,769
Retirement of 45 shares of common stock	—	—	(832)	—	—	—	(832)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—
Distributions declared ($0.250 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697
Net income	—	—	—	21,214	—	1,606	22,820
Issuance of 11,659 shares of common stock	4	—	264,795	—	—	—	264,799
Issuance of 248 OP Units	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(11,013)	—	—	—	(11,013)
Stock-based compensation	—	—	951	—	—	—	951
Retirement of 16 shares of common stock	—	—	(309)	—	—	—	(309)
Conversion of 1,127 OP Units to 1,127 shares of common stock	—	—	17,859	—	—	(17,859)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,696)	—	(2,788)	(43,484)
Change in fair value of interest rate swap agreements	—	—	—	—	(2,708)	(203)	(2,911)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(4)	(42)
Adjustment to non-controlling interests	—	—	(7,472)	—	(466)	7,938	—
Balance, June 30, 2021	$40	$—	$2,890,131	$(293,622)	$(41,896)	$168,855	$2,723,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$63,993	$46,780
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	67,476	60,570
Provision for impairment of investment in rental properties	1,380	2,012
Amortization of debt issuance costs and original issuance discount charged to interest expense	1,704	1,799
Stock-based compensation expense	2,310	2,720
Straight-line rent, direct financing and sales-type lease adjustments	(8,513)	(9,609)
Cost of debt extinguishment	—	126
Gain on sale of real estate	(5,267)	(8,571)
Change in fair value of earnout liability	—	4,480
Other non-cash items	628	139
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	(326)	986
Prepaid expenses and other assets	1,040	1,088
Accounts payable and other liabilities	(6,079)	(3,367)
Accrued interest payable	(387)	(138)
Net cash provided by operating activities	117,959	99,015

Investing activities
Acquisition of rental property accounted for using the operating method	(377,966)	(284,300)
Capital expenditures and improvements	(18,289)	(1,336)
Proceeds from disposition of rental property, net	16,402	43,144
Change in deposits on investments in rental property	(118)	(220)
Net cash used in investing activities	(379,971)	(242,712)

Financing activities
Proceeds from issuance of common stock, net of $3,229 and $10,842 offering costs, discounts, and commissions in 2022 and 2021, respectively	202,628	253,647
Principal payments on mortgages and unsecured term loans	(61,389)	(51,593)
Borrowings on unsecured revolving credit facility	380,783	175,600
Repayments on unsecured revolving credit facility	(161,000)	(175,600)
Cash distributions paid to stockholders	(88,361)	(73,278)
Cash distributions paid to non-controlling interests	(5,647)	(5,927)
Cash paid for earnout liability	—	(1,926)
Debt issuance and extinguishment costs paid	(3,795)	(946)
Net cash provided by financing activities	263,219	119,977
Net increase (decrease) in cash and cash equivalents and restricted cash	1,207	(23,720)
Cash and cash equivalents and restricted cash at beginning of period	27,769	110,728
Cash and cash equivalents and restricted cash at end of period	$28,976	$87,008

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,669	$100,486
Restricted cash at beginning of period	6,100	10,242
Cash and cash equivalents and restricted cash at beginning of period	$27,769	$110,728

Cash and cash equivalents at end of period	$16,813	$78,987
Restricted cash at end of period	12,163	8,021
Cash and cash equivalents and restricted cash at end of period	$28,976	$87,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the "Corporation") is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At June 30, 2022, the Corporation owned a diversified portfolio of 764 individual commercial properties with 757 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	June 30, 2022			December 31, 2021
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	172,023	10,323	182,346	162,383	10,323	172,706
Percent ownership of OP	94.3%	5.7%	100.0%	94.0%	6.0%	100.0%

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the value of long-lived assets and goodwill, the provision for impairment, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the probability of collecting outstanding and future lease payments, the fair value of the earnout liability, the fair value of assumed debt, the fair value of the Company's interest rate swap agreements, and the determination of any uncertain tax positions. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company's assessment of impairment as of June 30, 2022 and 2021 was based on the most current information available to the Company. Certain of the Company's properties may have fair values less than their carrying amounts. However, based on the Company's plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company's expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company's impairment charges, resulting primarily from changes in the Company's long-term hold strategy, with respect to the individual properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2022	2021	2022	2021
Number of properties	1	—	1	1
Impairment charge	$1,380	$—	$1,380	$2,012

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

	June 30,	December 31,
(in thousands)	2022	2021
Escrow funds and other	$6,634	$6,100
Undistributed 1031 proceeds	5,529	—
	$12,163	$6,100

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Rent received in advance	$13,533	$15,162

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$26,562	$—	$26,562	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(27,171)	$—	$(27,171)	$—

Long-term Debt – The fair value of the Company's debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company's 2031 Senior Unsecured Public Notes (see Note 9), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company's judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company's estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	June 30, 2022	December 31, 2021
Carrying amount	$1,856,377	$1,699,160
Fair value	1,758,160	1,785,701

Non-recurring Fair Value Measurements

The Company's non-recurring fair value measurements at June 30, 2022 and December 31, 2021 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

3. Related-Party Transactions

Prior to the Company's internalization on February 7, 2020, the Company was externally managed by Broadstone Real Estate, LLC ("BRE") and Broadstone Asset Management, LLC (the "Asset Manager") subject to the direction, oversight, and approval of the Company's board of directors (the "Board of Directors"). As part of the internalization the Asset Manager and BRE merged into the Company. Accordingly, both BRE and the Asset Manager were related parties of the Company.

Earnout Consideration

In connection with the Company's internalization, the Company incurred a contingent obligation that would be payable to certain members of the Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). On June 16, 2021, the Company achieved the earnout milestone applicable to tranche 1 of the earnout. As a result, the Company issued 145,195 shares of common stock, 247,899 OP Units and paid $1.9 million of cash during the three and six months ended June 30, 2021. The Company achieved the remaining volume-weighted average price ("VWAP") milestones and paid all earnout tranches (see Note 4) during the year ended December 31, 2021. As such, there was no such activity during the three and six months ended June 30, 2022.

Conversion of OP Units to Common Stock

During the three and six months ended June 30, 2021, in a non-cash transaction (see Note 17), the Company converted 1,019,874 OP Units held by an affiliated third party to 1,019,874 shares of common stock at a total conversion value of $16.2 million. There were no OP Units converted to common stock during the three and six months ended June 30, 2022.

4. Internalization

On February 7, 2020, the Company completed an internalization where the Company's management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP. The effect of the internalization has been reflected in the Company's operating results beginning on February 7, 2020.

In accordance with the Company's internalization, the Company was required to pay additional earnout consideration of up to $75.0 million payable in four tranches of $10.0 million, $15.0 million, $25.0 million, and $25.0 million if certain milestones related to the 40-day volume-weighted average price of a share of the Company's common stock ("VWAP per REIT Share") were achieved. The consideration consisted of a combination of cash, shares of the Company's common stock, and OP Units, based on the same proportions paid in the base consideration.

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
(a)
Cash payments include amounts earned for dividends.

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the six months ended June 30, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
		42	$374,968	(a)
(a)
Acquisition price excludes capitalized acquisition costs of $3.1 million and a $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition (see Note 18).

The Company closed on the following acquisitions during the six months ended June 30, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(b)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
June 4, 2021	Retail	2	19,420
June 9, 2021	Industrial	1	8,500
June 9, 2021	Industrial	11	106,578
June 25, 2021	Retail	8	12,131
June 28, 2021	Healthcare	4	15,300
June 30, 2021	Retail	1	1,279
June 30, 2021	Healthcare	7	30,750
		62	$281,280	(c)
(b)
Acquisition of additional land adjacent to an existing property.
(c)
Acquisition price excludes capitalized acquisition costs of $3.0 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Six Months Ended June 30,
(in thousands)	2022		2021
Land	$77,088		$48,477
Land improvements	26,002		15,844
Buildings and improvements	253,500		197,064
Acquired in-place leases(d)	29,585		22,729
Acquired above-market lease (e)	—		211
Acquired below-market lease (f)	(76)		—
Non-real estate liabilities assumed	(8,051)		—
	$378,048	(g)	$284,325
(d)
The weighted average amortization period for acquired in-place leases is 20 years and 14 years for acquisitions completed during the six months ended June 30, 2022 and 2021, respectively.
(e)
The weighted average amortization period for the acquired above-market leases is 10 years for acquisitions completed during the six months ended June 30, 2021. There were no above-market leases acquired during the six months ended June 30, 2022.
(f)
The weighted average amortization period for acquired below-market leases is nine years for acquisitions completed during the six months ended June 30, 2022. There were no below-market leases acquired during the six months ended June 30, 2021.
(g)
Excludes $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition (see Note 18).

The above acquisitions were funded using a combination of available cash on hand, and proceeds from equity issuances and revolving credit facility borrowings. All real estate acquisitions closed during the six months ended June 30, 2022 and 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to June 30, 2022, the Company closed on the following acquisitions (see Note 19):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
July 1, 2022	Retail	2	$3,052
July 7, 2022	Retail	1	2,171
July 8, 2022	Industrial	11	75,000
		14	$80,223

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2022	2021	2022	2021
Number of properties disposed	3	11	4	19
Aggregate sale price	$11,889	$22,276	$17,101	$45,338
Aggregate carrying value	(7,311)	(17,201)	(11,135)	(34,573)
Additional sales expenses	(507)	(1,237)	(699)	(2,194)
Gain on sale of real estate	$4,071	$3,838	$5,267	$8,571

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At June 30, 2022, the Company had 764 real estate properties, 751 of which were leased under leases that have been classified as operating leases, 10 that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the 10 leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company's leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index ("CPI"), or increases in the tenant's sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation	$27,730	$24,144	$54,388	$47,887

Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$178,218
2023	359,960
2024	357,102
2025	350,807
2026	341,436
Thereafter	2,695,940
$4,283,463

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

Investment in Rental Property – Direct Financing Leases

The Company's net investment in direct financing leases was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Undiscounted estimated lease payments to be received	$40,983	$42,602
Estimated unguaranteed residual values	15,203	15,203
Unearned revenue	(27,473)	(28,893)
Reserve for credit losses	(129)	(130)
Net investment in direct financing leases	$28,584	$28,782

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$1,622
2023	3,304
2024	3,361
2025	3,475
2026	3,547
Thereafter	25,674
$40,983

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual rental amounts billed for operating leases	$87,505	$75,011	$171,901	$148,256
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,090	4,724	10,111	9,533
Net write-offs of accrued rental income	—	—	(1,326)	(442)
Variable rental amounts earned	291	114	477	205
Earned income from direct financing leases	721	728	1,444	1,458
Interest income from sales-type leases	15	15	29	29
Operating expenses billed to tenants	4,263	4,196	8,998	8,584
Other income from real estate transactions	134	28	176	33
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(6)	(57)	44	(199)
Total lease revenues, net	$98,013	$84,759	$191,854	$167,457

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	June 30, 2022	December 31, 2021
Lease intangibles:
Acquired above-market leases	$46,772	$47,147
Less accumulated amortization	(18,052)	(16,807)
Acquired above-market leases, net	28,720	30,340
Acquired in-place leases	407,993	380,766
Less accumulated amortization	(120,594)	(107,464)
Acquired in-place leases, net	287,399	273,302
Total intangible lease assets, net	$316,119	$303,642
Acquired below-market leases	$105,293	$105,310
Less accumulated amortization	(38,429)	(34,714)
Intangible lease liabilities, net	$66,864	$70,596
Leasing fees	$14,650	$14,786
Less accumulated amortization	(5,533)	(5,145)
Leasing fees, net	$9,117	$9,641

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Intangible	Financial Statement Presentation	2022	2021	2022	2021
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,749	$7,058	$15,350	$14,005
Above-market and below-market leases	Lease revenues, net	1,170	665	2,331	1,418

Estimated future amortization of intangible assets and liabilities at June 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$13,338
2023	26,512
2024	25,752
2025	24,455
2026	23,105
Thereafter	145,210
$258,372

9. Unsecured Credit Agreements

The following table summarizes the Company's unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Unsecured revolving credit facility	$320,657	$102,000	Applicable reference rate + 0.85% (a) (b) (c)	Mar. 2026
Unsecured term loans:
2022 Unsecured Term Loan	—	60,000	one-month LIBOR + 1.00% (c)	Feb. 2022 (d)
2024 Unsecured Term Loan	190,000	190,000	one-month LIBOR + 1.00% (c)	Jun. 2024
2026 Unsecured Term Loan	400,000	400,000	one-month LIBOR + 1.00% (c)	Feb. 2026
Total unsecured term loans	590,000	650,000
Unamortized debt issuance costs, net	(2,902)	(3,329)
Total unsecured term loans, net	587,098	646,671
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,822)	(6,199)
Total senior unsecured notes, net	844,178	843,801
Total unsecured debt, net	$1,751,933	$1,592,472
(a)
At June 30, 2022, a balance of $243.0 million was subject to the one-month Secured Overnight Financing Rate of 1.69%. The remaining balance includes $100 million CAD borrowings remeasured to $77.7 million USD, which was subject to the one-month Canadian Dollar Offered Rate of 2.23%.
(b)
At December 31, 2021, interest rate was one-month LIBOR plus 1.00%
(c)
At June 30, 2022 and December 31, 2021, one-month LIBOR was 1.79% and 0.10%, respectively.
(d)
The 2022 Unsecured Term Loan was paid in full in February 2022, with borrowings from the unsecured revolving credit facility.

At June 30, 2022, the weighted average interest rate on all outstanding borrowings was 3.33%, exclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of June 30, 2022, and for all periods presented the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

On January 28, 2022, the Company amended and restated the unsecured revolving credit facility to increase the available borrowings to $1.0 billion and extend the maturity date to March 31, 2026. In addition to USD, borrowings under the unsecured revolving credit facility can be made in Pound Sterling, Euros or Canadian Dollars ("CAD") up to an aggregate amount of $500.0 million. Prior to the amendment, borrowings under the credit facility were subject to interest at variable rates based on LIBOR plus a margin based on the Company's current credit rating ranging between 0.825% to 1.55% per annum. Borrowings under the amended credit facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company's credit rating, ranging between 0.725% and 1.400%. In addition, the amended credit facility is subject to a facility fee on the amount of the revolving commitments, based on the Company's credit rating. The applicable facility fee is 0.200% per annum.

For the six months ended June 30, 2022, the Company incurred $3.8 million in debt issuance costs associated with the unsecured revolving credit facility. For the six months ended June 30, 2021, the Company incurred $1.0 million in debt issuance costs associated with the amended 2026 Unsecured Term Loan. The Company did not incur debt issuance costs during the three months ended June 30, 2022 and 2021.

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

With respect to the unsecured revolving credit facility amendment, the transaction was deemed to be new debt and therefore, the debt issuance costs incurred during the six months ended June 30, 2022, have been deferred and are being amortized over the term of the associated debt. With respect to the amended 2026 Unsecured Term Loan, the transaction was deemed to be a modification of existing debt and therefore the $0.9 million of debt issuance costs paid to lenders were deferred and are being amortized over the term of the associated debt. The remaining debt issuance costs of $0.1 million were expensed as incurred during the six months ended June 30, 2021.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Debt issuance costs and original issuance discount amortization	$900	$956	$1,756	$1,870

10. Mortgages

The Company's mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	June 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2022	2021
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$46,142	$46,760	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,355	19,557	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,886	17,094	(b) (c)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	7,500	7,500	(b) (f)
Aegon	Apr-12	Oct-23	6.38%	5,837	6,249	(b) (g)
Total mortgages				95,720	97,160
Debt issuance costs, net				(267)	(314)
Mortgages, net				$95,453	$96,846
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
(f)
Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At June 30, 2022 and December 31, 2021, the interest rate was 6.00% and 5.00%, respectively.
(g)
Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.

At June 30, 2022, investment in rental property of $159.5 million was pledged as collateral against the Company's mortgages.

Estimated future principal payments to be made under the above mortgages and the Company's unsecured credit agreements (see Note 9) at June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$1,466
2023	7,582
2024	199,760
2025	20,195
2026	737,500
Thereafter	889,874
$1,856,377

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

The following is a summary of the Company's outstanding interest rate swap agreements:

(in thousands, except interest rates)			June 30, 2022		December 31, 2021
Counterparty	Maturity Date	Fixed Rate	Notional Amount	Fair Value	Notional Amount	Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	$15,000	$110	$15,000	$(702)
Capital One, National Association	December 2024	1.58%	15,000	510	15,000	(241)
Bank of Montreal	January 2025	1.91%	25,000	672	25,000	(649)
Truist Financial Corporation	April 2025	2.20%	25,000	520	25,000	(905)
Bank of Montreal	July 2025	2.32%	25,000	459	25,000	(1,049)
Truist Financial Corporation	July 2025	1.99%	25,000	697	25,000	(767)
Truist Financial Corporation	December 2025	2.30%	25,000	517	25,000	(1,125)
Bank of Montreal	January 2026	1.92%	25,000	833	25,000	(760)
Bank of Montreal	January 2026	2.05%	40,000	1,162	40,000	(1,415)
Capital One, National Association	January 2026	2.08%	35,000	980	35,000	(1,274)
Truist Financial Corporation	January 2026	1.93%	25,000	826	25,000	(768)
Capital One, National Association	April 2026	2.68%	15,000	121	15,000	(941)
Capital One, National Association	July 2026	1.32%	35,000	2,076	35,000	(205)
Bank of Montreal	December 2026	2.33%	10,000	233	10,000	(538)
Bank of Montreal	December 2026	1.99%	25,000	941	25,000	(936)
Toronto-Dominion Bank	March 2027	2.46%	15,531	660	—	—
Wells Fargo Bank, N.A.	April 2027	2.72%	25,000	170	25,000	(1,887)
Bank of Montreal	December 2027	2.37%	25,000	637	25,000	(1,570)
Capital One, National Association	December 2027	2.37%	25,000	616	25,000	(1,575)
Wells Fargo Bank, N.A.	January 2028	2.37%	75,000	1,864	75,000	(4,741)
Bank of Montreal	May 2029	2.09%	25,000	1,195	25,000	(1,316)
Regions Bank	May 2029	2.11%	25,000	1,143	25,000	(1,356)
Regions Bank	June 2029	2.03%	25,000	1,265	25,000	(1,222)
U.S. Bank National Association	June 2029	2.03%	25,000	1,284	25,000	(1,220)
U.S. Bank National Association	August 2029	1.35%	25,000	2,407	25,000	(9)
Regions Bank	March 2032	2.69%	15,531	1,103	—	—
U.S. Bank National Association	March 2032	2.70%	15,531	1,126	—	—
Bank of Montreal	March 2034	2.81%	31,064	2,435	—	—
			$717,657	$26,562	$640,000	$(27,171)

At June 30, 2022, the weighted average fixed rate on all outstanding interest rate swaps was 2.11%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain (Loss)	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
(in thousands)	Accumulated Other	Comprehensive Income (Loss)		Consolidated Statements of
	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended June 30,	Income (Loss)	Location	Loss	Income
2022	$18,772	Interest expense	$3,122	$17,888
2021	(2,911)	Interest expense	4,039	15,430

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income (Loss)		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Six Months Ended June 30,	Income (Loss)	Location	Loss	Income
2022	$53,733	Interest expense	$6,987	$34,784
2021	25,769	Interest expense	8,055	31,538
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income (loss) to Interest expense during the next twelve months are estimated to be a gain of $4.8 million. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to only major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
OP Units exchanged for shares of common stock	—	1,127	—	1,165
Value of units exchanged	$—	$17,859	$—	$18,465

On June 16, 2021, the Company achieved the VWAP milestone applicable to tranche 1 of the earnout (see Note 4). As a result, the OP issued 247,899 non-controlling OP Units on June 22, 2021. There were no OP Units issued during the three and six months ended June 30, 2022.

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

For the three and six months ended June 30, 2022 and 2021, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net.

14. Equity

The Company established an at-the-market common equity offering program ("ATM Program"), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of June 30, 2022, the Company has issued common stock with an aggregate gross sales price of $234.0 million under the ATM Program and could issue additional common stock with an aggregate sales price of up to $166.0 million under the ATM Program.

The following table presents information about the Company's ATM Program activity:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2022	June 30, 2022
Number of common shares issued	3,236	9,509
Weighted average sale price per share	$21.42	$21.69
Net proceeds	$68,321	$202,647
Gross proceeds	69,313	205,857

There was no ATM Program activity during the three and six months ended June 30, 2021.

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500,000 shares of Common Stock, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million. The Company used the net proceeds to repay the remaining $160.6 million principal due under the Company's revolving credit facility. The remaining net proceeds will be used for general business purposes, including acquisitions.

On June 16, 2021, the Company achieved the VWAP milestone applicable to tranche 1 of the earnout (see Note 4). As a result, the Company issued 145,195 shares of common stock on June 22, 2021. There was no such activity during the three and six months ended June 30, 2022.

15. Stock-Based Compensation

Restricted Stock Awards

During the three and six months ended June 30, 2022, the Company awarded 32,868 and 174,913 shares of RSAs, respectively, to officers, employees and non-employee directors, under the Equity Incentive Plan. During the three and six months ended June 30, 2021, the Company issued 1,665 and 201,095 shares of RSAs, respectively. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of the grant and are subject to the holder's continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the three and six months ended June 30, 2022, were $20.23 and $21.39, respectively, which were based on the market price per share of the Company's common stock on the grant date. The weighted average value of awards granted during the three and six months ended June 30, 2021, were $19.76 and $18.66, respectively.

The following table presents information about the Company's RSAs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Compensation cost (a)	$877	$728	$1,487	$2,423
Dividends declared on unvested RSAs	106	97	203	201
Fair value of shares vested during the period	—	774	3,209	3,296
(a)
Includes $0.1 million compensation cost recognized from RSAs granted to non-employee directors for the three and six months ended June 30, 2022.

(in thousands, except recognition period)	June 30, 2022	December 31, 2021
Unamortized value of RSAs	$6,794	$4,715
Weighted average amortization period (in years)	2.5	2.4

The following table presents information about the Company's RSA activity:

	For the Three Months Ended June 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	367	$20.33	416	$19.62
Granted	33	20.23	2	19.76
Vested	—	—	(40)	19.81
Forfeited	(8)	19.95	—	—
Unvested at end of period	392	20.33	378	19.60

	For the Six Months Ended June 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	372	$19.62	341	$20.50
Granted	175	21.39	201	18.67
Vested	(146)	19.80	(164)	20.15
Forfeited	(9)	20.06	—	—
Unvested at end of period	392	20.33	378	19.60

Performance-based Restricted Stock Units

The Company issued target grants of 121,883 and 132,189 PRSUs, during the six months ended June 30, 2022 and 2021, respectively, under the Equity Incentive Plan to the officers of the Company. There were no PRSUs granted during the three months ended June 30, 2022 and 2021, respectively. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return ("rTSR") of the Company's common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company's common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board's Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following tables present information about the Company's PRSUs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except recognition period)	2022	2021	2022	2021
Compensation cost	$504	$223	$823	$297

	June 30, 2022	December 31, 2021
Unamortized value of PRSUs	$4,490	$1,931
Weighted average amortization period (in years)	2.3	2.2

The following table presents information about the Company's PRSU activity:

	For the Three Months Ended June 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	232	$26.25	110	$24.40
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1)	27.93	—	—
Unvested at end of period	231	26.25	110	24.40

	For the Six Months Ended June 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	122	27.93	132	24.40
Vested	—	—	—	—
Forfeited	(1)	27.93	(22)	24.40
Unvested at end of period	231	26.25	110	24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$33,516	$21,214	$60,274	$43,437
Less: earnings allocated to unvested restricted shares	(105)	(97)	(202)	(201)
Net earnings used to compute basic earnings per common share	$33,411	$21,117	$60,072	$43,236

Diluted earnings:
Net earnings used to compute basic earnings per share	$33,411	$21,117	$60,072	$43,236
Net earnings attributable to non-controlling interests	2,036	1,606	3,719	3,343
Net earnings used to compute diluted earnings per common share	$35,447	$22,723	$63,791	$46,579

Weighted average number of common shares outstanding	169,933	146,506	167,072	146,089
Less: weighted average unvested restricted shares (a)	(378)	(387)	(374)	(361)
Weighted average number of common shares outstanding used in basic earnings per common share	169,555	146,119	166,698	145,728
Effects of restricted stock units (b)	378	219	325	147
Effects of convertible membership units (c)	10,323	11,092	10,323	11,240
Weighted average number of common shares outstanding used in diluted earnings per common share	180,256	157,430	177,346	157,115

Basic earnings per share	$0.20	$0.14	$0.36	$0.30
Diluted earnings per share	$0.20	$0.14	$0.36	$0.30
(a)
Represents the weighted average effects of 391,187 and 378,516 unvested restricted shares of common stock as of June 30, 2022 and 2021, respectively, which will be excluded from the computation of earnings per share until they vest. The shares of restricted common stock were not included in the calculation of diluted earnings per share, as the effect of doing so would have been anti-dilutive.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 10,323,206 and 10,481,872 OP Units outstanding at June 30, 2022 and 2021, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $32.1 million and $30.0 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for income taxes was $1.0 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the six months ended June 30, 2021, the Company converted 1,164,461 OP Units valued at $18.5 million to 1,164,461 shares of common stock. There were no OP Units converted to common stock during the six months ended June 30, 2022.
•
At June 30, 2022 and 2021, dividend amounts declared and accrued but not yet paid amounted to $49.5 million and $43.2 million, respectively.
•
At June 30, 2022 and 2021, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $2.9 million and $7.9 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income (loss).

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

The Company had a commitment to fund a building expansion project related to a previous acquisition for a total of $17.4 million, in exchange for an increase in base rent. In June 2022, the Company fulfilled this commitment and the base rent increased accordingly.

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to the Founding Owners' Tax Protection Agreement in connection with the internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners' Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of June 30, 2022, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22.3 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company's customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

19. Subsequent Events

On July 15, 2022, the Company paid distributions totaling $49.2 million.

On July 28, 2022, the Board of Directors declared a quarterly distribution of $0.270 per share on the Company's common stock and OP Units for the third quarter of 2022, which will be payable on or before October 14, 2022 to stockholders and OP unitholders of record as of September 30, 2022.

Subsequent to June 30, 2022, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $80.2 million of rental property and associated intangible assets and liabilities (see Note 5).

On August 1, 2022, the Company entered into two new unsecured bank term loans, including a $200.0 million, five year term loan that matures in 2027 (the "2027 Unsecured Term Loan"), and a $300.0 million, seven year term loan that matures in 2029 (the "2029 Unsecured Term Loan"). Borrowings on the new term loans bear interest at variable rates based on the Secured Overnight Financing Rate plus a margin based on the Company's credit rating, ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan. The applicable margin is 0.95% and 1.25% for the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan, respectively. Proceeds from the loans were used to repay in full the $190.0 million unsecured term loan set to mature in 2024, including accrued interest, and a portion of the outstanding balance on the unsecured revolving credit facility.

Subsequent to June 30, 2022, the Company paid down $318.0 million, and borrowed $94.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund acquisitions and for other general corporate purposes.

Through August 3, 2022, the Company issued 962,200 shares of common stock at a weighted average sale price of $21.44 per share under the ATM Program. The net proceeds, after deducting $0.3 million of commissions and other offering costs, were $20.3 million.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•
"annualized base rent" or "ABR" means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, free rent, or discounted rent periods, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for properties acquired during the month;
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

Overview

We are an internally-managed real estate investment trust ("REIT") that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the six months ended June 30, 2022, we invested $392.4 million, excluding capitalized acquisition costs, in 42 properties at a weighted average initial cash capitalization rate of 6.1%. The acquisitions included properties in industrial (47.2% of the total volume acquired during the six months ended June 30, 2022, based on ABR), restaurant (25.4%), retail (23.8%), and healthcare (3.6%) asset classes located across 21 U.S. states and four Canadian provinces with a weighted average initial lease term and minimum annual rent increases of 19.6 years and 1.8%, respectively. As of June 30, 2022, our portfolio has grown to 764 properties, with 757 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of June 30, 2022, our portfolio comprised approximately 34.4 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
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
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.4% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 213 different commercial tenants who operate 203 different brands that are diversified across 57 differing industries, with no single tenant accounting for more than 2.0% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of June 30, 2022, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 10.6 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.0% of our tenants, based on ABR, provide financial reporting, of which 85.0% are required to provide us with specified financial information on a periodic basis, and an additional 9.0% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of June 30, 2022. The percentages below are calculated based on our ABR of $360.0 million as of June 30, 2022.

Diversification by Property Type

$360 M
Annualized
Base Rent

Industrial	48%
Manufacturing	15%
Distribution & Warehouse	14%
Food Processing	7%
Flex and R&D	5%
Cold Storage	4%
Industrial Services	3%

Healthcare	19%
Clinical	7%
Healthcare Services	4%
Animal Health Services	3%
Surgical	3%
Life Science	2%

Restaurant	14%
Casual Dining	7%
Quick Service Restaurants	7%

Retail	12%
General Merchandise	7%
Automotive	3%
Home Furnishings	2%

Office	7%
Corporate Headquarters	3%
Strategic Operations	2%
Call Center	2%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	69	$55,116	15.3%	10,046	29.2%
Distribution & Warehouse	47	51,375	14.3%	9,526	27.7%
Food Processing	17	24,200	6.7%	2,730	7.9%
Flex and R&D	7	17,296	4.8%	1,457	4.3%
Cold Storage	4	12,724	3.5%	933	2.7%
Industrial Services	22	10,765	3.0%	587	1.7%
Industrial Total	166	171,476	47.6%	25,279	73.5%
Healthcare
Clinical	52	26,770	7.4%	1,091	3.2%
Healthcare Services	28	12,528	3.5%	463	1.3%
Animal Health Services	27	10,437	2.9%	405	1.2%
Surgical	12	10,274	2.9%	329	0.9%
Life Science	9	7,722	2.1%	549	1.6%
Untenanted	1	—	—	18	0.1%
Healthcare Total	129	67,731	18.8%	2,855	8.3%
Restaurant
Casual Dining	101	26,738	7.4%	675	2.0%
Quick Service Restaurants	146	24,787	6.9%	499	1.4%
Restaurant Total	247	51,525	14.3%	1,174	3.4%
Retail
General Merchandise	126	23,924	6.6%	1,802	5.2%
Automotive	66	12,196	3.4%	771	2.3%
Home Furnishings	13	7,030	2.0%	797	2.3%
Untenanted	1	—	—	34	0.1%
Retail Total	206	43,150	12.0%	3,404	9.9%
Office
Corporate Headquarters	7	10,429	2.9%	679	2.0%
Strategic Operations	5	9,806	2.7%	615	1.8%
Call Center	4	5,902	1.7%	391	1.1%
Office Total	16	26,137	7.3%	1,685	4.9%
Total	764	$360,019	100.0%	34,397	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants LP*	Quick Service Restaurants	43	$7,166	2.0%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,395	1.8%	1,537	4.5%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	20	6,361	1.8%	166	0.5%
J. Alexander's, LLC*	Casual Dining	16	6,025	1.7%	131	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,991	1.6%	417	1.2%
Hensley & Company*	Distribution & Warehouse	3	5,871	1.6%	577	1.7%
Dollar General Corporation	General Merchandise	57	5,636	1.5%	531	1.5%
BluePearl Holdings, LLC**	Animal Health Services	13	5,451	1.5%	165	0.5%
Tractor Supply Company	General Merchandise	21	5,279	1.5%	417	1.2%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,278	1.5%	140	0.4%
Total Top 10 Tenants		207	59,453	16.5%	4,228	12.3%

AHF, LLC*	Distribution & Warehouse/ Manufacturing	5	5,142	1.4%	982	2.8%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.4%	156	0.4%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.4%	1,302	3.8%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,936	1.4%	545	1.6%
Carvana, LLC*	Industrial Services	2	4,510	1.3%	230	0.7%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.2%	148	0.4%
Nestle' Dreyer's Ice Cream Company	Cold Storage	1	4,476	1.2%	310	0.9%
Arkansas Surgical Hospital	Surgical	1	4,366	1.2%	129	0.4%
American Signature, Inc.	Home Furnishings	6	4,224	1.2%	474	1.4%
Fresh Express Incorporated	Food Processing	1	4,144	1.2%	335	1.0%
Total Top 20 Tenants		270	$105,742	29.4%	8,839	25.7%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Jack's Family Restaurants*	Quick Service Restaurants	43	$7,166	2.0%	147	0.4%
Ryerson	Distribution & Warehouse	11	6,395	1.8%	1,537	4.5%
Red Lobster*	Casual Dining	20	6,361	1.8%	166	0.5%
Axcelis	Flex and R&D	1	5,991	1.6%	417	1.2%
Hensley*	Distribution & Warehouse	3	5,871	1.6%	577	1.7%
Dollar General	General Merchandise	57	5,636	1.5%	531	1.5%
BluePearl Veterinary Partners**	Animal Health Services	13	5,451	1.5%	165	0.5%
Bob Evans Farms*[1]	Casual Dining/Food Processing	21	5,352	1.5%	281	0.9%
Tractor Supply Co.	General Merchandise	21	5,279	1.5%	417	1.2%
AHF Products*	Distribution & Warehouse/ Manufacturing	5	5,142	1.4%	982	2.8%
Total Top 10 Brands		195	58,644	16.2%	5,220	15.2%

Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.4%	156	0.4%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.4%	1,302	3.8%
Siemens	Manufacturing/Flex and R&D	2	4,936	1.4%	545	1.6%
Outback Steakhouse*	Casual Dining	20	4,566	1.3%	126	0.4%
Carvana*	Industrial Services	2	4,510	1.3%	230	0.7%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,500	1.2%	148	0.4%
Nestle'	Cold Storage	1	4,476	1.2%	310	0.9%
Arkansas Surgical Hospital	Surgical	1	4,366	1.2%	129	0.4%
Wendy's**	Quick Service Restaurants	29	4,320	1.2%	83	0.2%
Value City Furniture	Home Furnishings	6	4,224	1.2%	474	1.4%
Total Top 20 Brands		301	$104,533	29.0%	8,723	25.4%
1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Healthcare Facilities	102	$53,633	14.9%	2,029	5.9%
Restaurant	250	52,296	14.5%	1,217	3.5%
Packaged Foods & Meats	11	17,698	4.9%	1,914	5.6%
Distributors	27	15,699	4.4%	2,695	7.8%
Food Distributors	8	14,678	4.1%	1,786	5.2%
Specialty Stores	31	13,930	3.9%	1,338	3.9%
Auto Parts & Equipment	39	12,672	3.5%	2,387	6.9%
Home Furnishings Retail	18	12,459	3.5%	1,858	5.4%
Specialized Consumer Services	47	12,218	3.4%	722	2.1%
Metal & Glass Containers	8	9,898	2.7%	2,206	6.4%
Healthcare Services	18	9,213	2.6%	515	1.5%
General Merchandise Stores	90	9,011	2.5%	817	2.4%
Aerospace & Defense	7	8,694	2.4%	952	2.8%
Internet & Direct Marketing Retail	3	6,881	1.9%	447	1.3%
Electronic Components	2	6,806	1.9%	466	1.4%
Other (42 industries)	101	104,233	28.9%	12,996	37.7%
Untenanted properties	2	—	—	52	0.2%
Total	764	$360,019	100.0%	34,397	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 764   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	70	$37,549	10.4%	3,636	10.6%	LA	4	3,401	0.9%	194	0.6%
IL	27	21,566	6.0%	2,002	5.8%	NE	6	3,037	0.8%	509	1.5%
WI	35	20,744	5.8%	2,163	6.3%	MD	4	2,987	0.8%	293	0.9%
MI	49	17,130	4.8%	1,633	4.7%	NM	8	2,815	0.8%	96	0.3%
FL	42	16,122	4.5%	844	2.5%	MS	8	2,774	0.8%	334	1.0%
OH	38	15,786	4.4%	1,416	4.1%	IA	4	2,754	0.8%	622	1.8%
CA	10	15,622	4.3%	1,493	4.3%	SC	13	2,494	0.7%	308	0.9%
IN	30	15,035	4.2%	1,858	5.4%	WV	16	2,486	0.7%	109	0.3%
MN	21	14,600	4.0%	2,285	6.6%	CO	4	2,459	0.7%	126	0.4%
TN	49	13,995	3.9%	866	2.5%	UT	3	2,379	0.7%	280	0.8%
NC	36	13,742	3.8%	1,425	4.1%	CT	2	1,758	0.5%	55	0.2%
AZ	9	13,213	3.7%	909	2.6%	MT	7	1,563	0.4%	43	0.1%
AL	53	11,950	3.3%	873	2.5%	NV	2	1,336	0.4%	81	0.2%
GA	33	11,356	3.1%	1,576	4.6%	DE	4	1,154	0.3%	133	0.4%
NY	26	10,718	3.0%	680	2.0%	ND	2	943	0.3%	28	0.1%
MA	5	10,456	2.9%	1,026	3.0%	VT	2	420	0.1%	24	0.1%
AR	12	8,767	2.4%	544	1.6%	WY	1	307	0.1%	21	0.1%
OK	21	7,597	2.1%	977	2.8%	OR	1	136	0.0%	9	0.1%
KY	24	7,486	2.1%	946	2.7%	SD	1	81	0.0%	9	0.0%
PA	17	7,080	2.0%	1,037	3.0%	Total US	757	$351,970	97.8%	33,967	98.8%
MO	12	6,064	1.7%	1,136	3.3%	BC	2	$4,633	1.3%	253	0.7%
KS	11	5,489	1.5%	648	1.9%	ON	3	2,085	0.6%	101	0.3%
VA	17	5,451	1.5%	204	0.6%	AB	1	981	0.2%	51	0.1%
NJ	3	4,904	1.4%	366	1.1%	MB	1	350	0.1%	25	0.1%
WA	15	4,264	1.2%	150	0.4%	Total Canada	7	$8,049	2.2%	430	1.2%
						Grand Total	764	$360,019	100.0%	34,397	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs).

As of June 30, 2022, approximately 99.8% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties.

As of June 30, 2022, the ABR weighted average remaining term of our leases was approximately 10.6 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 67.4% of our ABR was derived from leases that will expire in 2030 and after, and no more than 6.5% of our ABR was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of June 30, 2022.

20%
10%
0%
0.4%
1.5%
3.9%
2.4%
5.4%
6.5%
6.4%
6.1%
14.9%
2.4%
8.5%
5.1%
1.7%
3.5%
7.2%
4.9%
1.9%
1.9%
1.6%
5.5%
8.3%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
Thereafter

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	# Leases	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2022	1	2	$1,566	0.4%	46	0.1%
2023	7	8	5,412	1.5%	538	1.6%
2024	11	11	14,036	3.9%	1,689	4.9%
2025	20	23	8,527	2.4%	698	2.0%
2026	35	32	19,235	5.4%	1,413	4.1%
2027	29	28	23,531	6.5%	2,019	5.9%
2028	33	31	23,061	6.4%	2,291	6.7%
2029	71	39	22,061	6.1%	2,711	7.9%
2030	101	57	53,636	14.9%	5,110	14.8%
2031	33	28	8,547	2.4%	805	2.3%
2032	59	44	30,701	8.5%	3,437	10.0%
2033	49	23	18,360	5.1%	1,575	4.6%
2034	33	22	6,240	1.7%	409	1.2%
2035	17	13	12,494	3.5%	1,927	5.6%
2036	86	21	25,732	7.2%	2,854	8.3%
2037	24	9	17,762	4.9%	1,369	4.0%
2038	33	29	6,842	1.9%	306	0.9%
2039	11	6	6,860	1.9%	803	2.3%
2040	31	5	5,744	1.6%	312	0.9%
2041	40	8	19,850	5.5%	1,731	5.0%
Thereafter	38	9	29,822	8.3%	2,302	6.7%
Untenanted properties	2	—	—	—	52	0.2%
Total	764	448	$360,019	100.0%	34,397	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2022, leases contributing 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of June 30, 2022 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	78.2%	2.3%
Every 2 years	0.1%	1.8%
Every 3 years	2.9%	3.0%
Every 4 years	1.1%	2.4%
Every 5 years	8.0%	1.8%
Other escalation frequencies	7.0%	1.6%
Flat	2.7%	—
Total/Weighted Average (b)	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of June 30, 2022, leases contributing 8.0% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of June 30, 2022, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022

Lease Revenues, net

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Contractual rental amounts billed for operating leases	$87,505	$84,396	$3,109	3.7%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,090	5,021	69	1.4%
Net write-offs of accrued rental income	—	(1,326)	1,326	(100.0)%
Variable rental amounts earned	291	186	105	56.5%
Earned income from direct financing leases	721	723	(2)	(0.3)%
Interest income from sales-type leases	15	14	1	7.1%
Operating expenses billed to tenants	4,263	4,735	(472)	(10.0)%
Other income from real estate transactions	134	42	92	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(6)	50	(56)	<(100.0)%
Total Lease revenues, net	$98,013	$93,841	$4,172	4.4%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions. As we acquire properties throughout the period, the full benefit of lease revenues from newly acquired properties will not be realized in the quarter of acquisition. During the first quarter of 2022, we invested $210.0 million, excluding capitalized acquisition costs, in 27 properties at a weighted average initial cash capitalization rate of 5.7%. Most of these acquisitions closed during the month of March 2022, and therefore did not materially contribute to Lease revenues, net for the three months ended March 31, 2022. The increase was also partially attributable to our $182.4 million of acquisitions during the second quarter of 2022 at a 6.4% weighted average initial cash capitalization rate, the full benefit of which we anticipate will be realized during the third quarter of 2022. Additionally, we did not record any write-offs of accrued rental income during the three months ended June 30, 2022.

Operating Expenses

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Operating expenses
Depreciation and amortization	$35,511	$34,290	$1,221	3.6%
Property and operating expense	4,696	5,044	(348)	(6.9)%
General and administrative	9,288	8,828	460	5.2%
Provision for impairment of investment in rental properties	1,380	—	1,380	100.0%
Total operating expenses	$50,875	$48,162	$2,713	5.6%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended June 30, 2022 was primarily due to growth in our real estate portfolio.

Provision for impairment of investment in rental properties

During the three months ended June 30, 2022 we recognized $1.4 million of impairment on our investments in rental properties due to change in our long-term hold strategy for a single property, compared to no impairment recognized during the three months ended March 31, 2022. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	June 30,	March 31,
(in thousands, except number of properties)	2022	2022
Number of properties	1	—
Carrying value prior to impairment charge	$3,674	$—
Fair value	2,294	—
Impairment charge	$1,380	$—

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Other income (expenses)
Interest expense	$(17,888)	$(16,896)	$992	5.9%
Gain on sale of real estate	4,071	1,196	2,875	>100.0%
Income taxes	(401)	(412)	(11)	(2.7)%
Other income (expenses)	2,632	(1,126)	(3,758)	>100.0%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the three months ended June 30, 2022 compared to during the three months ended March 31, 2022. During the second quarter we increased total outstanding borrowings by $53.8 million to partially fund our acquisitions. Of our $1.9 billion of total outstanding indebtedness, approximately $200.5 million, or 10.8% is variable, and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended June 30, 2022, we recognized a gain of $4.1 million on the sale of three properties, compared to a gain of $1.2 million on the sale of one property during the three months ended March 31, 2022. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Other income (expenses)

The change in other income (expenses) during the three months ended June 30, 2022 was primarily due to $2.6 million of an unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million CAD revolver borrowings, compared to a $1.1 million unrealized foreign exchange loss recognized during the three months ended March 31, 2022.

Net income and Net earnings per diluted share

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands, except per share data)	2022	2022	$	%
Net income	$35,552	$28,441	$7,111	25.0%
Net earnings per diluted share	0.20	0.16	0.04	25.0%

The increase in net income is primarily attributable to a $4.2 million increase in lease revenue associated with growth in our real estate portfolio, a $3.8 million increase in unrealized foreign exchange gains, and a $2.9 million increase in gain on sale of real estate, partially offset by a $1.4 million increase in impairment of investment in rental properties, a $1.2 million increase in depreciation and amortization, and a $1.0 million increase in interest expense.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Lease Revenues, net

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Contractual rental amounts billed for operating leases	$171,901	$148,256	$23,645	15.9%
Adjustment to recognize contractual operating lease billings on a straight-line basis	10,111	9,533	578	6.1%
Net write-offs of accrued rental income	(1,326)	(442)	(884)	>100.0%
Variable rental amounts earned	477	205	272	>100.0%
Earned income from direct financing leases	1,444	1,458	(14)	(1.0)%
Interest income from sales-type leases	29	29	—	—%
Operating expenses billed to tenants	8,998	8,584	414	4.8%
Other income from real estate transactions	176	33	143	>100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	44	(199)	243	>100.0%
Total Lease revenues, net	$191,854	$167,457	$24,397	14.6%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions closed since June 30, 2021. During the twelve months ended June 30, 2022, we invested $765.8 million, excluding capitalized acquisition costs, in 96 properties at a weighted average initial cash capitalization rate of 6.2%.

Operating Expenses

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Operating expenses
Depreciation and amortization	$69,801	$61,938	$7,863	12.7%
Property and operating expense	9,740	9,177	563	6.1%
General and administrative	18,116	19,288	(1,172)	(6.1)%
Provision for impairment of investment in rental properties	1,380	2,012	(632)	(31.4)%
Total operating expenses	$99,037	$92,415	$6,622	7.2%

Depreciation and amortization

The increase in depreciation and amortization for the six months ended June 30, 2022 was primarily due to growth in our real estate portfolio.

General and administrative

The decrease in general and administrative expenses mainly reflects decreased severance expense. During the six months ended June 30, 2021, we recognized severance associated with the departure of a named executive officer.

Provision for impairment of investment in rental properties

During the six months ended June 30, 2022, we recognized $1.4 million of impairment on our investments in rental properties, compared to $2.0 million during the six months ended June 30, 2021. The following table presents the impairment charges for the respective periods:

	For the Six Months Ended
	June 30,
(in thousands, except number of properties)	2022	2021
Number of properties	1	1
Carrying value prior to impairment charge	$3,674	$2,818
Fair value	2,294	806
Impairment charge	$1,380	$2,012

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Other income (expenses)
Interest income	$—	$11	$(11)	<(100.0)%
Interest expense	(34,784)	(31,538)	3,246	10.3%
Cost of debt extinguishment	—	(126)	(126)	<(100.0)%
Gain on sale of real estate	5,267	8,571	(3,304)	(38.5)%
Income taxes	(813)	(714)	99	13.9%
Change in fair value of earnout liability	—	(4,480)	4,480	<(100.0)%
Other income	1,506	14	1,492	>100.0%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the six months ended June 30, 2022 compared to during the six months ended June 30, 2021. Since June 30, 2021 we increased total outstanding borrowings by $360.4 million to partially fund our acquisitions. Of our $1.9 billion of total outstanding indebtedness, approximately $200.5 million, or 10.8% is variable, and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the six months ended June 30, 2022, we recognized a gain of $5.3 million on the sale of four properties, compared to a gain of $8.6 million on the sale of 19 properties during the six months ended June 30, 2021. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Change in fair value of earnout liability

The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All earnout milestones were achieved during the year ended December 31, 2021, therefore there is no change in the fair value of the earnout liability during the six months ended June 30, 2022. The change in the fair value of the earnout liability during the six months ended June 30, 2021 reflected an increase in our share price as compared to December 31, 2020.

Other income

The increase in other income during the six months ended June 30, 2022 was primarily due to a $1.5 million unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million CAD revolver borrowings. The specific CAD revolver borrowings were drawn during the first quarter of 2022, with no similar activity during the six months ended June 30, 2021.

Net income and Net earnings per diluted share

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2022	2021	$	%
Net income	$63,993	$46,780	$17,213	36.8%
Net earnings per diluted share	0.36	0.30	0.06	20.0%

The increase in net income is primarily due to revenue growth of $24.4 million, a $4.5 million increase in change in fair value of earnout liability, a $1.5 million increase in unrealized foreign exchange gain, and a $1.2 million decrease in general and administrative expenses. These factors were partially offset by a $7.9 million increase in depreciation and amortization, a $3.3 million decrease on gain on sale of real estate, and a $3.2 million increase in interest expense.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of 'BBB' from S&P Global Ratings ("S&P") and 'Baa2' from Moody's Investors Service ("Moody's"). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of June 30, 2022, we had total debt outstanding of $1.9 billion, Net Debt of $1.8 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.3x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, and to fund our acquisitions that are under control or expected to close within a short time period. We do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities.

As detailed in the contractual obligations table below, we have approximately $36.0 million of expected obligations due throughout the remainder of 2022, primarily consisting of $34.1 million of interest expense due, including the impact of our interest rate swaps, and $1.5 million of mortgage maturities. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio's long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. As of June 30, 2022, we have $679.3 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program ("ATM Program"), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. As of June 30, 2022, we have issued common stock with an aggregate gross sales price of $234.0 million under the ATM Program and could issue additional common stock with an aggregate sales price of up to $166.0 million.

The following table presents information about the Company's ATM Program activity:

	For the Three Months Ended	For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2022	June 30, 2022
Number of common shares issued	3,236	9,509
Weighted average sale price per share	$21.42	$21.69
Net proceeds	$68,321	$202,647
Gross proceeds	69,313	205,857

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

Unsecured Indebtedness and Capital Markets Activities as of and for the Six Months Ended June 30, 2022

The following table sets forth our outstanding Revolving Credit Facility, Unsecured Term Loans and Senior Unsecured Notes at June 30, 2022.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$320,657	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2024 Unsecured Term Loan	190,000	one-month LIBOR + 1.00%	Jun. 2024
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
Total unsecured term loans	590,000
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Total unsecured debt	$1,760,657
(a)
At June 30, 2022, a balance of $243.0 million was subject to the one-month Secured Overnight Financing Rate of 1.69%. The remaining balance includes $100 million CAD borrowings remeasured to $77.7 million USD, which was subject to the one-month Canadian Dollar Offered Rate of 2.23%.

On January 28, 2022, we amended and restated the Revolving Credit Facility, upsizing the capacity to $1.0 billion, extending the maturity date to March 2026 and reducing the applicable margin to 0.85% per annum.

On February 25, 2022, we repaid the $60.0 million 2022 Unsecured Term Loan with borrowings under our Revolving Credit Facility.

As of June 30, 2022, we had $320.7 million outstanding on our Revolving Credit Facility. We have $679.3 million of remaining capacity on our Revolving Credit Facility as of June 30, 2022.

Subsequent to quarter end, on August 1, 2022, we entered into two new unsecured bank term loans, including a $200 million, five year term loan that matures in 2027 (the "2027 Unsecured Term Loan"), and a $300 million, seven year term loan that matures in 2029 (the

"2029 Unsecured Term Loan"). Borrowings on the new term loans bear interest at variable rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan. The initial applicable margin was 0.95% and 1.25% for the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan, respectively. Proceeds from the loans were used to repay in full our $190 million unsecured term loan set to mature in 2024, including accrued interest, and a portion of the outstanding balance on our Revolver.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of June 30, 2022, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2022 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility (a)	Senior Notes	Mortgages	Interest Expense (b)	Tenant Improvement Allowances	Operating Leases	Total
Remainder of 2022	$—	$—	$—	$1,466	$34,078	$57	$424	$36,025
2023	—	—	—	7,582	67,463	—	705	75,750
2024	190,000	—	—	9,760	64,088	—	320	264,168
2025	—	—	—	20,195	60,660	—	326	81,181
2026	400,000	320,657	—	16,843	42,122	—	332	779,954
Thereafter	—	—	850,000	39,874	88,769	—	3,739	982,382
Total	$590,000	$320,657	$850,000	$95,720	$357,180	$57	$5,846	$2,219,460
(a)
The Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2022. This amount includes the impact of interest rate swap agreements.

At June 30, 2022 investment in rental property of $159.5 million was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the Founding Owners' Tax Protection Agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the Founding Owners' Tax Protection Agreement, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of June 30, 2022, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of June 30, 2022, we had 28 interest rate swaps outstanding in an aggregate notional amount of $717.7 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $29.0 million and $87.0 million at June 30, 2022 and June 30, 2021, respectively. The table below shows information concerning cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$117,959	$99,015
Net cash used in investing activities	(379,971)	(242,712)
Net cash provided by financing activities	263,219	119,977
Increase (decrease) in cash and cash equivalents and restricted cash	$1,207	$(23,720)

The increase in net cash provided by operating activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in cash used in investing activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, was mainly due to increased acquisition volume and decreased disposition volume during the six months ended June 30, 2022.

The increase in net cash provided by financing activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, mainly reflects an increased borrowings on the unsecured revolving credit facility to fund the increased acquisition volume.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income	$35,552	$28,441	$63,993	$46,780
Real property depreciation and amortization	35,479	34,259	69,738	61,892
Gain on sale of real estate	(4,071)	(1,196)	(5,267)	(8,571)
Provision for impairment on investment in rental properties	1,380	—	1,380	2,012
FFO	$68,340	$61,504	$129,844	$102,113
Net write-offs of accrued rental income	—	1,326	1,326	442
Cost of debt extinguishment	—	—	—	126
Severance	278	120	398	1,275
Change in fair value of earnout liability	—	—	—	4,480
Other (income) expenses (a)	(2,632)	1,126	(1,506)	(14)
Core FFO	$65,986	$64,076	$130,062	$108,422
Straight-line rent adjustment	(4,965)	(4,934)	(9,899)	(10,053)
Adjustment to provision for credit losses	(1)	—	(1)	(1)
Amortization of debt issuance costs	900	856	1,756	1,870
Amortization of net mortgage premiums	(25)	(27)	(52)	(72)
Loss (gain) on interest rate swaps and other non-cash interest expense	695	659	1,354	(83)
Amortization of lease intangibles	(1,167)	(1,158)	(2,325)	(1,369)
Stock-based compensation	1,381	929	2,310	2,720
AFFO	$62,804	$60,401	$123,205	$101,434
(a)
Amount includes ($2.6) million and $1.1 million of unrealized and realized foreign exchange (gain) loss during the three months ended June 30, 2022 and March 31, 2022, respectively, and ($1.5) million of unrealized foreign exchange (gain) for the six months ended June 30, 2022, primarily associated with our CAD denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Net income	$35,552	$28,441	$22,820
Depreciation and amortization	35,511	34,290	31,225
Interest expense	17,888	16,896	15,430
Income taxes	401	412	301
EBITDA	$89,352	$80,039	$69,776
Provision for impairment of investment in rental properties	1,380	—	—
Gain on sale of real estate	(4,071)	(1,196)	(3,838)
EBITDAre	$86,661	$78,843	$65,938
Adjustment for current quarter acquisition activity (a)	2,780	3,225	2,761
Adjustment for current quarter disposition activity (b)	(141)	(79)	(353)
Adjustment to exclude change in fair value of earnout liability	—	—	5,604
Adjustment exclude net write-offs of accrued rental income	—	1,326	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(2,632)	1,125	—
Adjusted EBITDAre	$86,668	$84,440	$73,950
Annualized EBITDAre	$346,642	$315,375	$263,761
Annualized Adjusted EBITDAre	$346,672	$337,759	$295,808
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

(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Debt
Unsecured revolving credit facility	$320,657	$266,118	$—
Unsecured term loans, net	587,098	586,884	910,994
Senior unsecured notes, net	844,178	843,990	472,637
Mortgages, net	95,453	96,141	105,748
Debt issuance costs	8,991	9,419	6,625
Gross Debt	1,856,377	1,802,552	1,496,004
Cash and cash equivalents	(16,813)	(54,103)	(78,987)
Restricted cash	(12,163)	(11,444)	(8,021)
Net Debt	$1,827,401	$1,737,005	$1,408,996
Net Debt to Annualized EBITDAre	5.3x	5.5x	5.3x
Net Debt to Annualized Adjusted EBITDAre	5.3x	5.1x	4.8x

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the six months ended June 30, 2022, to the items that we disclosed as our critical accounting policies and estimates in our 2021 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our Senior Unsecured Notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.7 billion and $1.6 billion, respectively, as of June 30, 2022. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $82.4 million as of June 30, 2022.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $918.2 million as of June 30, 2022, of which $717.7 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $2.0 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy

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

BROADSTONE NET LEASE, INC.

Date: August 4, 2022	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: August 4, 2022	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer