Form 10-Q
period 2022-09-30
Broadstone Net Lease, Inc.
filed 2022-11-03
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022, or

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

There were 173,114,949 shares of the Registrant's Common Stock, $0.00025 par value per share, outstanding as of November 1, 2022.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Accounted for using the operating method:
Land	$755,206	$655,374
Land improvements	331,858	295,329
Buildings and improvements	3,650,275	3,242,618
Equipment	10,422	11,870
Total accounted for using the operating method	4,747,761	4,205,191
Less accumulated depreciation	(505,456)	(430,141)
Accounted for using the operating method, net	4,242,305	3,775,050
Accounted for using the direct financing method	27,128	28,782
Accounted for using the sales-type method	571	571
Investment in rental property, net	4,270,004	3,804,403
Cash and cash equivalents	75,912	21,669
Accrued rental income	129,579	116,874
Tenant and other receivables, net	791	1,310
Prepaid expenses and other assets	18,984	17,275
Interest rate swap, assets	66,602	—
Goodwill	339,769	339,769
Intangible lease assets, net	322,314	303,642
Debt issuance costs – unsecured revolving credit facility, net	6,485	4,065
Leasing fees, net	8,752	9,641
Total assets	$5,239,192	$4,618,648

Liabilities and equity
Unsecured revolving credit facility	$219,537	$102,000
Mortgages, net	94,753	96,846
Unsecured term loans, net	894,378	646,671
Senior unsecured notes, net	844,367	843,801
Interest rate swap, liabilities	—	27,171
Accounts payable and other liabilities	52,594	38,038
Dividends payable	49,886	45,914
Accrued interest payable	10,559	6,473
Intangible lease liabilities, net	64,971	70,596
Total liabilities	2,231,045	1,877,510

Commitments and contingencies (See Note 18)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 173,115 and 162,383 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	43	41
Additional paid-in capital	3,148,075	2,924,168
Cumulative distributions in excess of retained earnings	(369,260)	(318,476)
Accumulated other comprehensive income (loss)	61,834	(28,441)
Total Broadstone Net Lease, Inc. stockholders' equity	2,840,692	2,577,292
Non-controlling interests	167,455	163,846
Total equity	3,008,147	2,741,138
Total liabilities and equity	$5,239,192	$4,618,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Lease revenues, net	$103,524	$122,777	$295,378	$290,234

Operating expenses
Depreciation and amortization	39,400	36,682	109,201	98,620
Property and operating expense	5,636	4,842	15,376	14,019
General and administrative	9,942	8,552	28,058	27,840
Provision for impairment of investment in rental properties	4,155	25,989	5,535	28,001
Total operating expenses	59,133	76,065	158,170	168,480

Other income (expenses)
Interest income	4	—	4	11
Interest expense	(20,095)	(15,611)	(54,879)	(47,149)
Cost of debt extinguishment	(231)	(242)	(231)	(368)
Gain on sale of real estate	61	1,220	5,328	9,791
Income taxes	(356)	(473)	(1,169)	(1,187)
Change in fair value of earnout liability	—	(1,059)	—	(5,539)
Other income (expenses)	4,935	(25)	6,441	(11)
Net income	28,709	30,522	92,702	77,302
Net income attributable to non-controlling interests	(1,600)	(1,824)	(5,319)	(5,167)
Net income attributable to Broadstone Net Lease, Inc.	$27,109	$28,698	$87,383	$72,135

Weighted average number of common shares outstanding
Basic	172,578	159,226	168,680	150,227
Diluted	182,971	169,587	179,132	161,273
Net earnings per share attributable to common stockholders
Basic and diluted	$0.16	$0.18	$0.52	$0.48

Comprehensive income
Net income	$28,709	$30,522	$92,702	$77,302
Other comprehensive income
Change in fair value of interest rate swaps	40,039	4,559	93,772	30,328
Realized loss on interest rate swaps	639	85	1,993	2
Comprehensive income	69,387	35,166	188,467	107,632
Comprehensive income attributable to non-controlling interests	(3,868)	(2,101)	(10,809)	(7,313)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$65,519	$33,065	$177,658	$100,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	26,758	—	1,683	28,441
Issuance of 6,427 shares of common stock	1	136,825	—	—	—	136,826
Offering costs, discounts, and commissions	—	(2,218)	—	—	—	(2,218)
Stock-based compensation, net of one share of restricted stock forfeited	—	929	—	—	—	929
Retirement of 59 shares of common stock	—	(1,301)	—	—	—	(1,301)
Distributions declared ($0.265 per share and OP Unit)	—	—	(45,270)	—	(2,845)	(48,115)
Change in fair value of interest rate swap agreements	—	—	—	32,893	2,068	34,961
Realized loss on interest rate swap agreements	—	—	—	620	39	659
Adjustment to non-controlling interests	—	(1,843)	—	(45)	1,888	—
Balance, March 31, 2022	$42	$3,056,560	$(336,988)	$5,027	$166,679	$2,891,320
Net income	—	—	33,516	—	2,036	35,552
Issuance of 3,281 shares of common stock	1	69,420	—	—	—	69,421
Offering costs, discounts, and commissions	—	(992)	—	—	—	(992)
Stock-based compensation, net of eight shares of restricted stock forfeited	—	1,381	—	—	—	1,381
Distributions declared ($0.270 per share and OP Unit)	—	—	(46,655)	—	(2,852)	(49,507)
Change in fair value of interest rate swap agreements	—	—	—	17,697	1,075	18,772
Realized loss on interest rate swap agreements	—	—	—	655	40	695
Adjustment to non-controlling interests	—	(992)	—	18	974	—
Balance, June 30, 2022	$43	$3,125,377	$(350,127)	$23,397	$167,952	$2,966,642
Net income	—	—	27,109	—	1,600	28,709
Issuance of 975 shares of common stock	—	20,626	—	—	—	20,626
Offering costs, discounts, and commissions	—	(935)	—	—	—	(935)
Stock-based compensation, net of one share of restricted stock forfeited	—	1,503	—	—	—	1,503
Conversion of 118 OP units to 118 shares of common stock	—	1,926	—	—	(1,926)	—
Distributions declared ($0.270 per share and OP Unit)	—	—	(46,242)	—	(2,834)	(49,076)
Change in fair value of interest rate swap agreements	—	—	—	37,807	2,232	40,039
Realized loss on interest rate swap agreements	—	—	—	603	36	639
Adjustment to non-controlling interests	—	(422)	—	27	395	—
Balance, September 30, 2022	$43	$3,148,075	$(369,260)	$61,834	$167,455	$3,008,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity - Continued

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	22,223	—	1,737	23,960
Issuance of 211 shares of common stock	—	—	233	—	—	—	233
Offering costs, discounts, and commissions	—	—	(500)	—	—	—	(500)
Stock-based compensation	—	—	1,769	—	—	—	1,769
Retirement of 45 shares of common stock	—	—	(832)	—	—	—	(832)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 38 OP Units to 38 shares of common stock	—	—	606	—	—	(606)	—
Distributions declared ($0.250 per share and OP Unit)	—	—	—	(36,690)	—	(2,963)	(39,653)
Change in fair value of interest rate swap agreements	—	—	—	—	26,602	2,078	28,680
Realized gain on interest rate swap agreements	—	—	—	—	(39)	(2)	(41)
Adjustment to non-controlling interests	—	—	(953)	—	1,008	(55)	—
Balance, March 31, 2021	$36	$—	$2,625,320	$(274,140)	$(38,684)	$180,165	$2,492,697
Net income	—	—	—	21,214	—	1,606	22,820
Issuance of 11,659 shares of common stock	4	—	264,795	—	—	—	264,799
Issuance of 248 OP Units	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(11,013)	—	—	—	(11,013)
Stock-based compensation	—	—	951	—	—	—	951
Retirement of 16 shares of common stock	—	—	(309)	—	—	—	(309)
Conversion of 1,127 OP Units to 1,127 shares of common stock	—	—	17,859	—	—	(17,859)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,696)	—	(2,788)	(43,484)
Change in fair value of interest rate swap agreements	—	—	—	—	(2,708)	(203)	(2,911)
Realized gain on interest rate swap agreements	—	—	—	—	(38)	(4)	(42)
Adjustment to non-controlling interests	—	—	(7,472)	—	(466)	7,938	—
Balance, June 30, 2021	$40	$—	$2,890,131	$(293,622)	$(41,896)	$168,855	$2,723,508
Net income	—	—	—	28,698	—	1,824	30,522
Issuance of 957 shares of common stock	—	—	281	—	—	—	281
Issuance of 1,611 OP Units	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(256)	—	—	—	(256)
Stock-based compensation, net of five shares of restricted stock forfeited	—	—	924	—	—	—	924
Retirement of three shares of common stock	—	—	(75)	—	—	—	(75)
Conversion of 1,723 OP Units to 1,723 shares of common stock	—	—	27,755	—	—	(27,755)	—
Distributions declared ($0.255 per share and OP Unit)	—	—	—	(40,741)	—	(2,682)	(43,423)
Change in fair value of interest rate swap agreements	—	—	—	—	4,287	272	4,559
Realized gain on interest rate swap agreements	—	—	—	—	80	5	85
Adjustment to non-controlling interests	—	—	(23,541)	—	(61)	23,602	—
Balance, September 30, 2021	$40	$—	$2,895,219	$(305,665)	$(37,590)	$164,121	$2,716,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$92,702	$77,302
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	105,700	96,312
Provision for impairment of investment in rental properties	5,535	28,001
Amortization of debt issuance costs and original issuance discount charged to interest expense	2,626	2,725
Stock-based compensation expense	3,813	3,644
Straight-line rent, direct financing and sales-type lease adjustments	(13,665)	(13,042)
Cost of debt extinguishment	231	368
Gain on sale of real estate	(5,328)	(9,791)
Change in fair value of earnout liability	—	5,539
Cash paid for earnout liability	—	(6,440)
Settlement of interest rate swaps	—	(5,580)
Other non-cash items	(3,371)	510
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	1,029	664
Prepaid expenses and other assets	(955)	1,690
Accounts payable and other liabilities	3,071	(456)
Accrued interest payable	4,086	5,872
Net cash provided by operating activities	195,474	187,318

Investing activities
Acquisition of rental property accounted for using the operating method	(583,989)	(516,111)
Capital expenditures and improvements	(19,171)	(1,451)
Proceeds from disposition of rental property, net	18,020	68,608
Change in deposits on investments in rental property	(18)	575
Net cash used in investing activities	(585,158)	(448,379)

Financing activities
Proceeds from issuance of common stock, net of $3,654 and $11,194 offering costs, discounts, and commissions in 2022 and 2021, respectively	222,829	253,170
Borrowings on mortgages, senior unsecured notes and unsecured term loans	500,000	381,810
Principal payments on mortgages and unsecured term loans	(252,086)	(332,193)
Borrowings on unsecured revolving credit facility	641,283	216,600
Repayments on unsecured revolving credit facility	(518,000)	(216,600)
Cash distributions paid to stockholders	(134,227)	(113,304)
Cash distributions paid to non-controlling interests	(8,513)	(8,638)
Cash paid for earnout liability	—	(6,608)
Debt issuance and extinguishment costs paid	(7,010)	(3,827)
Net cash provided by financing activities	444,276	170,410
Net increase (decrease) in cash and cash equivalents and restricted cash	54,592	(90,651)
Cash and cash equivalents and restricted cash at beginning of period	27,769	110,728
Cash and cash equivalents and restricted cash at end of period	$82,361	$20,077

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,669	$100,486
Restricted cash at beginning of period	6,100	10,242
Cash and cash equivalents and restricted cash at beginning of period	$27,769	$110,728

Cash and cash equivalents at end of period	$75,912	$16,182
Restricted cash at end of period	6,449	3,895
Cash and cash equivalents and restricted cash at end of period	$82,361	$20,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the "Corporation") is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust ("REIT") commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At September 30, 2022, the Corporation owned a diversified portfolio of 790 individual commercial properties with 783 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

Pursuant to the Corporation's initial public offering ("IPO"), a new class of common stock ("Class A Common Stock") was issued. On March 20, 2021, each share of Class A Common Stock automatically converted into one share of common stock, and effective March 22, 2021, all shares of common stock were listed and freely tradeable on the New York Stock Exchange under the symbol "BNL."

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	September 30, 2022			December 31, 2021
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	173,115	10,205	183,320	162,383	10,323	172,706
Percent ownership of OP	94.4%	5.6%	100.0%	94.0%	6.0%	100.0%

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

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company's assessment of impairment as of September 30, 2022 and 2021 was based on the most current information available to the Company. Certain of the Company's properties may have fair values less than their carrying amounts. However, based on the Company's plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company's expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company's impairment charges, resulting primarily from changes in the Company's long-term hold strategy, with respect to the individual properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2022	2021	2022	2021
Number of properties	2	4	3	5
Impairment charge	$4,155	$25,989	$5,535	$28,001

During the three months ended September 30, 2021, the Company executed an early lease termination with an office tenant on two properties in exchange for a fee of $35.0 million, and simultaneously sold the underlying properties to an unrelated third party for aggregate gross proceeds of $16.0 million. As the sale of the underlying properties was to an unrelated third party, the Company accounted for the lease termination income and sale of properties as separate transactions in accordance with GAAP. The sale resulted in a loss of $25.7 million which was recognized as an impairment charge in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company recognized termination fee income of $33.5 million as other income from real estate transactions, a component of Lease revenues, net, in the Condensed Consolidated Statements of Income and Comprehensive Income. The net impact of the lease termination and the sale of the underlying properties was a $4.0 million increase to net income after considering certain other adjustments.

Restricted Cash

Restricted cash generally includes escrow funds the Company maintains pursuant to the terms of certain mortgages, lease agreements, and undistributed proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Restricted cash consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Escrow funds and other	$6,449	$6,100

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Rent received in advance	$21,328	$15,162

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$66,602	$—	$66,602	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(27,171)	$—	$(27,171)	$—

Long-term Debt – The fair value of the Company's debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company's 2031 Senior Unsecured Public Notes (see Note 9), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), Secured Overnight Financing Rate ("SOFR"), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company's judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company's estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2022	December 31, 2021
Carrying amount	$2,064,533	$1,699,160
Fair value	1,855,849	1,785,701

Non-recurring Fair Value Measurements

The Company's non-recurring fair value measurements at September 30, 2022 and December 31, 2021 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Forward Sale Agreements

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions preclude the agreements from being indexed to its own stock. The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments. The amendments in ASU 2020-06 were effective for the Company beginning January 1, 2022. The adoption of this guidance on January 1, 2022 did not have a material impact on the Company's financial statements.

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

Earnout Consideration

In connection with the Company's internalization, the Company incurred a contingent obligation that would be payable to certain members of the Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). As of September 30, 2021, the Company achieved all four volume-weighted average price ("VWAP") milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock, 1,859,257 OP Units and made cash payments of $13.0 million to these related parties (See Note 4) during the year ended December 31, 2021.

Conversion of OP Units to Common Stock

During the three and nine months ended September 30, 2021, in a non-cash transaction (see Note 17), the Company converted 1,029,565 and 2,049,439 OP Units held by an affiliated third party to 1,029,565 and 2,049,439 shares of common stock at a total conversion value of $16.6 million and $32.8 million, respectively. There were no OP Units held by an affiliated third party converted to common stock during the three and nine months ended September 30, 2022.

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
(a)
Cash payments include amounts earned for dividends.

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the nine months ended September 30, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
July 1, 2022	Retail	2	3,052
July 7, 2022	Retail	1	2,171
July 8, 2022	Industrial	11	75,000
August 25, 2022	Healthcare	1	9,219
August 26, 2022	Industrial	4	44,000
September 6, 2022	Retail	1	1,411
September 28, 2022	Industrial	4	56,250
September 29, 2022	Restaurant	3	12,823
		69	$578,894	(a)
(a)
Acquisition price excludes capitalized acquisition costs of $5.2 million and a $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition (see Note 18).

The Company closed on the following acquisitions during the nine months ended September 30, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(b)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
June 4, 2021	Retail	2	19,420
June 9, 2021	Industrial	1	8,500
June 9, 2021	Industrial	11	106,578
June 25, 2021	Retail	8	12,131
June 28, 2021	Healthcare	4	15,300
June 30, 2021	Retail	1	1,279
June 30, 2021	Healthcare	7	30,750
July 2, 2021	Industrial	(c)	4,500
July 21, 2021	Retail	1	5,565
July 29, 2021	Retail	3	4,586
July 29, 2021	Industrial	1	13,041
July 30, 2021	Industrial	2	11,011
August 23, 2021	Healthcare	1	60,000
September 8, 2021	Retail	2	8,901
September 17, 2021	Retail	1	1,722
September 24, 2021	Retail	1	2,456
September 24, 2021	Industrial	2	48,699
September 29, 2021	Industrial	1	10,600
September 30, 2021	Industrial	3	59,343
		80	$511,704	(d)
(b)
Acquisition of additional land adjacent to an existing property.
(c)
Acquisition of land related to an existing property.
(d)
Acquisition price excludes capitalized acquisition costs of $4.4 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Nine Months Ended September 30,
(in thousands)	2022		2021
Land	$101,278		$72,829
Land improvements	37,578		22,103
Buildings and improvements	406,994		379,946
Acquired in-place leases(e)	46,348		40,865
Acquired above-market lease (f)	—		211
Acquired below-market lease (g)	(76)		—
Right-of-use asset	—		663
Lease liability	—		(481)
Non-real estate liabilities assumed	(8,051)		—
	$584,071	(h)	$516,136
(e)
The weighted average amortization period for acquired in-place leases is 20 years and 17 years for acquisitions completed during the nine months ended September 30, 2022 and 2021, respectively.
(f)
The weighted average amortization period for the acquired above-market leases is 10 years for acquisitions completed during the nine months ended September 30, 2021. There were no above-market leases acquired during the nine months ended September 30, 2022.
(g)
The weighted average amortization period for acquired below-market leases is 9 years for acquisitions completed during the nine months ended September 30, 2022. There were no below-market leases acquired during the nine months ended September 30, 2021.
(h)
Excludes $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition (see Note 18).

The above acquisitions were funded using a combination of available cash on hand, and proceeds from equity issuances and revolving credit facility borrowings. All real estate acquisitions closed during the nine months ended September 30, 2022 and 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

Subsequent to September 30, 2022, the Company closed on the following acquisitions (see Note 19):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
October 12, 2022	Industrial	7	$235,000
October 12, 2022	Retail	1	1,743
October 17, 2022	Retail	2	6,000
October 19, 2022	Retail	1	1,743
November 2, 2022	Industrial	4	38,650
		15	$283,136

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2022	2021	2022	2021
Number of properties disposed	1	6	5	25
Aggregate sale price	$1,727	$26,567	$18,828	$71,905
Aggregate carrying value	(1,557)	(24,244)	(12,692)	(58,817)
Additional sales expenses	(109)	(1,103)	(808)	(3,297)
Gain on sale of real estate	$61	$1,220	$5,328	$9,791

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At September 30, 2022, the Company had 790 real estate properties, 777 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company's leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index ("CPI"), or increases in the tenant's sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation	$29,142	$25,232	$83,530	$73,119

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$91,352
2023	369,961
2024	369,585
2025	363,947
2026	354,818
Thereafter	2,941,041
$4,490,704

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

Investment in Rental Property – Direct Financing Leases

The Company's net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Undiscounted estimated lease payments to be received	$39,032	$42,602
Estimated unguaranteed residual values	14,547	15,203
Unearned revenue	(26,326)	(28,893)
Reserve for credit losses	(125)	(130)
Net investment in direct financing leases	$27,128	$28,782

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$763
2023	3,114
2024	3,171
2025	3,285
2026	3,357
Thereafter	25,342
$39,032

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual rental amounts billed for operating leases	$91,208	$78,886	$263,109	$227,142
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,344	4,942	15,455	14,475
Net write-offs of accrued rental income	—	—	(1,326)	(442)
Variable rental amounts earned	309	130	786	335
Earned income from direct financing leases	719	726	2,163	2,184
Interest income from sales-type leases	14	14	43	43
Operating expenses billed to tenants	5,061	4,414	14,059	12,998
Other income from real estate transactions (a)	874	33,515	1,050	33,548
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(5)	150	39	(49)
Total lease revenues, net	$103,524	$122,777	$295,378	$290,234
(a)
Other income from real estate transactions includes $0.8 million and $33.5 million of lease termination fee income for the three and nine months ended September 30, 2022 and 2021, respectively.

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	September 30, 2022	December 31, 2021
Lease intangibles:
Acquired above-market leases	$45,749	$47,147
Less accumulated amortization	(17,742)	(16,807)
Acquired above-market leases, net	28,007	30,340
Acquired in-place leases	421,773	380,766
Less accumulated amortization	(127,466)	(107,464)
Acquired in-place leases, net	294,307	273,302
Total intangible lease assets, net	$322,314	$303,642
Acquired below-market leases	$105,293	$105,310
Less accumulated amortization	(40,322)	(34,714)
Intangible lease liabilities, net	$64,971	$70,596
Leasing fees	$14,465	$14,786
Less accumulated amortization	(5,713)	(5,145)
Leasing fees, net	$8,752	$9,641

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible	Financial Statement Presentation	2022	2021	2022	2021
Acquired in-place leases and leasing fees	Depreciation and amortization	$10,224	$11,424	$25,574	$25,429
Above-market and below-market leases	Lease revenues, net	1,180	944	3,511	2,362

For the three and nine months ended September 30, 2022 and 2021, amortization expense includes $2.3 million and $3.8 million of accelerated amortization resulting from early lease terminations, respectively.

Estimated future amortization of intangible assets and liabilities at September 30, 2022 is as follows:

(in thousands)
Remainder of 2022	$6,865
2023	27,239
2024	26,430
2025	25,134
2026	23,783
Thereafter	156,644
$266,095

9. Unsecured Credit Agreements

The following table summarizes the Company's unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Unsecured revolving credit facility	$219,537	$102,000	Applicable reference rate + 0.85% (a) (b) (c)	Mar. 2026
Unsecured term loans:
2022 Unsecured Term Loan	—	60,000	one-month LIBOR + 1.00% (c)	Feb. 2022 (e)
2024 Unsecured Term Loan	—	190,000	one-month LIBOR + 1.00% (c)	Jun. 2024 (f)
2026 Unsecured Term Loan	400,000	400,000	one-month LIBOR + 1.00% (c)	Feb. 2026
2027 Unsecured Term Loan	200,000	—	one-month adjusted SOFR + 0.95% (d)	Aug. 2027
2029 Unsecured Term Loan	300,000	—	one-month adjusted SOFR + 1.25% (d)	Aug. 2029
Total unsecured term loans	900,000	650,000
Unamortized debt issuance costs, net	(5,622)	(3,329)
Total unsecured term loans, net	894,378	646,671
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,633)	(6,199)
Total senior unsecured notes, net	844,367	843,801
Total unsecured debt, net	$1,958,282	$1,592,472
(a)
At September 30, 2022, a balance of $146.5 million was subject to the one-month SOFR of 3.04%. The remaining balance includes $100 million CAD borrowings remeasured to $73 million USD, which was subject to the one-month Canadian Dollar Offered Rate ("CDOR") of 3.76%.
(b)
At December 31, 2021, the applicable interest rate was one-month LIBOR plus 1.00%
(c)
At September 30, 2022 and December 31, 2021, one-month LIBOR was 3.14% and 0.10%, respectively.
(d)
At September 30, 2022, one-month SOFR was 3.04%.
(e)
The 2022 Unsecured Term Loan was paid in full in February 2022 with borrowings from the unsecured revolving credit facility.
(f)
The 2024 Unsecured Term Loan was paid in full in August 2022 with borrowings from the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan.

At September 30, 2022, the weighted average interest rate on all outstanding borrowings was 4.10%, exclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of September 30, 2022, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

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

On August 1, 2022, the Company entered into two unsecured term loans, including a $200.0 million, five-year unsecured term loan that matures in 2027 (the "2027 Unsecured Term Loan"), and a $300.0 million, seven-year unsecured term loan that matures in 2029 (the "2029 Unsecured Term Loan"). Borrowings on the new term loans bear interest at variable rates based on adjusted SOFR, plus a margin based on the Company's credit rating, ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan. Proceeds from the loans were used to repay in full the $190.0 million 2024 Unsecured Term Loan, including accrued interest, and a portion of the outstanding balance on the unsecured revolving credit facility.

For the three and nine months ended September 30, 2022, the Company incurred $3.2 million and $7.0 million, respectively, in debt issuance costs associated with the unsecured revolving credit facility, 2027 Unsecured Term Loan and 2029 Unsecured Term Loan. For the three and nine months ended September 30, 2021, the Company incurred $4.1 million and $5.0 million, respectively, in debt issuance costs and original issuance discount associated with the 2031 Senior Public Notes and the amended 2026 Unsecured Term Loan.

For each separate debt instrument, on a lender-by-lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.

With respect to the amended unsecured revolving credit facility, and the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan, the transactions were deemed to be new debt, and a modification of existing debt, and therefore the $3.2 million and $7.0 million of debt issuance costs incurred during the three and nine months ended September 30, 2022, respectively, were deferred and are being amortized over the term of the associated debt. Additionally, unamortized debt issuance costs of $0.2 million were expensed and included in Cost of debt extinguishment in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022.

With respect to the 2031 Senior Unsecured Public Notes and the amended 2026 Unsecured Term Loan, the transactions were deemed to be related to new debt and a modification of existing debt, and therefore the $3.4 million and $4.3 million of debt issuance costs paid to lenders were deferred and are being amortized over the term of the associated debt during the three and nine months ended September 30, 2021, respectively. Additionally, unamortized debt issuance costs of $0.2 million and $0.3 million were expensed and included in Cost of debt extinguishment in the accompany Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021, respectively.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Debt issuance costs and original issuance discount amortization	$948	$962	$2,704	$2,832

10. Mortgages

The Company's mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	September 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2022	2021
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$45,834	$46,760	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,254	19,557	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,782	17,094	(b) (c)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	7,500	7,500	(b) (f) (h)
Aegon	Apr-12	Oct-23	6.38%	5,626	6,249	(b) (g)
Total mortgages				94,996	97,160
Debt issuance costs, net				(243)	(314)
Mortgages, net				$94,753	$96,846
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
(f)
Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At September 30, 2022 and December 31, 2021, the interest rate was 7.50% and 5.00%, respectively.
(g)
Mortgage was assumed in April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(h)
Mortgage was paid in full on October 6, 2022 (see Note 19).

At September 30, 2022, investment in rental property of $158.5 million was pledged as collateral against the Company's mortgages.

Estimated future principal payments to be made under the above mortgages and the Company's unsecured credit agreements (see Note 9) at September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$743
2023	7,582
2024	9,760
2025	20,195
2026	636,380
Thereafter	1,389,873
$2,064,533

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

The following is a summary of the Company's outstanding interest rate swap agreements:

(in thousands, except interest rates)				September 30, 2022			December 31, 2021
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount	Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	$15,000		$451	$15,000	$(702)
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000		834	15,000	(241)
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000		1,256	25,000	(649)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000		1,184	25,000	(905)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000		1,189	25,000	(1,049)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000		1,404	25,000	(767)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000		1,346	25,000	(1,125)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000		1,637	25,000	(760)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000		2,463	40,000	(1,415)
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000		2,116	35,000	(1,274)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000		1,631	25,000	(768)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000		662	15,000	(941)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000		3,250	35,000	(205)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000		633	10,000	(538)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000		1,913	25,000	(936)
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,607	(a)	744	—	—
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000		1,233	25,000	(1,887)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000		1,774	25,000	(1,570)
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000		1,742	25,000	(1,575)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000		5,265	75,000	(4,741)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000		2,451	25,000	(1,316)
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000		2,394	25,000	(1,356)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000		2,511	25,000	(1,222)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000		2,536	25,000	(1,220)
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		6,137	—	—
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,851	—	—
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		880	—	—
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		6,231	—	—
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000		3,605	25,000	(9)
Regions Bank	March 2032	2.69%	one-month CDOR	14,607	(a)	1,028	—	—
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,607	(a)	1,044	—	—
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,216	(a)	2,207	—	—
				$973,037		$66,602	$640,000	$(27,171)
(a)
The contractual notional amount is $20.0 million or $40.0 million CAD.

At September 30, 2022, the weighted average fixed rate on all outstanding interest rate swaps was 2.22%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income (Loss)		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended September 30,	Income (Loss)	Location	Loss	Income
2022	$40,039	Interest expense	$446	$20,095
2021	4,559	Interest expense	4,085	15,611

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income (Loss)		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Nine Months Ended September 30,	Income (Loss)	Location	Loss	Income
2022	$93,772	Interest expense	$7,433	$54,879
2021	30,328	Interest expense	12,140	47,149

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income (loss) to Interest expense during the next twelve months are estimated to be a gain of $17.2 million. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to only major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
OP Units exchanged for shares of common stock	118	1,723	118	2,888
Value of units exchanged	$1,926	$27,755	$1,926	$46,220

As of September 30, 2021, the Company achieved all four VWAP milestones applicable to the earnout (see Note 4). As a result, the OP issued 1,611,358 and 1,859,257 non-controlling OP Units during the three and nine months ended September 30, 2021, respectively. There were no OP Units issued during the three and nine months ended September 30, 2022.

13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

For the three and nine months ended September 30, 2022 and 2021, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

14. Equity

The Company established an at-the-market common equity offering program ("ATM Program"), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of September 30, 2022, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company's ATM Program activity:

	For the Three Months Ended	For the Nine Months Ended
(in thousands, except per share amounts)	September 30, 2022	September 30, 2022
Number of common shares issued	962	10,471
Weighted average sale price per share	$21.44	$21.66
Net proceeds	$20,248	$222,895
Gross proceeds	20,626	226,483

There was no ATM Program activity during the three and nine months ended September 30, 2021.

In August 2022, the Company completed a public offering to sell an aggregate of 13,000,000 shares of common stock at a price of $21.35 per share, subject to certain adjustments, in connection with a forward sale agreement. The Company expects to settle the forward sale agreement by the August 2023 maturity date. As of September 30, 2022, the Company anticipates the forward sale agreement will provide net proceeds of approximately $270.7 million. The Company has not settled any part of the forward sale agreement as of September 30, 2022.

As of September 30, 2021, the Company achieved all four VWAP milestones applicable to the earnout (see Note 4). As a result, the Company issued 943,782 and 1,088,977 shares of common stock during the three and nine months ended September 30, 2021, respectively. There was no such activity during the three and nine months ended September 30, 2022.

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500,000 shares of Common Stock, including shares issued pursuant to the underwriters' full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million. The Company used the net proceeds to repay the unsecured revolving credit facility in full, and used the remaining net proceeds for general business purposes, including acquisitions.

15. Stock-Based Compensation

Restricted Stock Awards

During the three and nine months ended September 30, 2022, the Company awarded 6,175 and 181,088 shares of RSAs, respectively, to officers, employees and non-employee directors, under the Equity Incentive Plan. During the three and nine months ended September 30, 2021, the Company issued 178 and 201,273 shares of RSAs, respectively. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, or four-year period from the date of the grant and are subject to the holder's continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the three and nine months ended September 30, 2022, were $22.67 and $21.44, respectively, which were based on the market price per share of the Company's common stock on the grant date. The weighted average value of awards granted during the three and nine months ended September 30, 2021, were $26.02 and $18.68, respectively.

The following table presents information about the Company's RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Compensation cost (a)	$994	$701	$2,481	$3,124
Dividends declared on unvested RSAs	107	95	310	296
Fair value of shares vested during the period	—	—	3,209	3,296
(a)
Includes $0.2 million and $0.3 million compensation cost recognized from RSAs granted to non-employee directors for the three and nine months ended September 30, 2022, respectively.

(in thousands, except recognition period)	September 30, 2022	December 31, 2021
Unamortized value of RSAs	$5,935	$4,715
Weighted average amortization period (in years)	2.4	2.4

The following table presents information about the Company's RSA activity:

	For the Three Months Ended September 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	392	$20.33	378	$19.60
Granted	6	22.67	1	26.02
Vested	—	—	—	—
Forfeited	(1)	21.66	(5)	19.72
Unvested at end of period	397	20.37	374	19.61

	For the Nine Months Ended September 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	372	$19.62	341	$20.50
Granted	181	21.44	202	18.68
Vested	(146)	19.80	(164)	20.15
Forfeited	(10)	20.10	(5)	19.72
Unvested at end of period	397	20.37	374	19.61

Performance-based Restricted Stock Units

The Company issued target grants of 124,024 and 132,189 PRSUs, during the nine months ended September 30, 2022 and 2021, respectively, under the Equity Incentive Plan to the officers of the Company. There were 2,141 PRSUs granted during the three months ended September 30, 2022. There were no PRSUs granted during the three months ended September 30, 2021. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return ("rTSR") of the Company's common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company's common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board's Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following tables present information about the Company's PRSUs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except recognition period)	2022	2021	2022	2021
Compensation cost	$509	$223	$1,332	$520

	September 30, 2022	December 31, 2021
Unamortized value of PRSUs	$4,027	$1,931
Weighted average amortization period (in years)	2.1	2.2

The following table presents information about the Company's PRSU activity:

	For the Three Months Ended September 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	231	$26.25	110	$24.40
Granted	2	27.93	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	233	26.27	110	24.40

	For the Nine Months Ended September 30,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	124	27.93	132	24.40
Vested	—	—	—	—
Forfeited	(1)	27.93	(22)	24.40
Unvested at end of period	233	26.27	110	24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$27,109	$28,698	$87,383	$72,135
Less: earnings allocated to unvested restricted shares	(108)	(95)	(310)	(296)
Net earnings used to compute basic earnings per common share	$27,001	$28,603	$87,073	$71,839

Diluted earnings:
Net earnings used to compute basic earnings per share	$27,001	$28,603	$87,073	$71,839
Net earnings attributable to non-controlling interests	1,600	1,824	5,319	5,167
Net earnings used to compute diluted earnings per common share	$28,601	$30,427	$92,392	$77,006

Weighted average number of common shares outstanding	172,973	159,604	169,061	150,593
Less: weighted average unvested restricted shares (a)	(395)	(378)	(381)	(366)
Weighted average number of common shares outstanding used in basic earnings per common share	172,578	159,226	168,680	150,227
Effects of restricted stock units (b)	180	219	166	172
Effects of convertible membership units (c)	10,213	10,142	10,286	10,874
Weighted average number of common shares outstanding used in diluted earnings per common share	182,971	169,587	179,132	161,273

Basic earnings per share	$0.16	$0.18	$0.52	$0.48
Diluted earnings per share	$0.16	$0.18	$0.52	$0.48
(a)
Represents the weighted average effects of 397,135 and 373,619 unvested restricted shares of common stock as of September 30, 2022 and 2021, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 10,204,806 and 10,370,417 OP Units outstanding at September 30, 2022 and 2021, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

17. Supplemental Cash Flow Disclosures

Cash paid for interest was $46.2 million and $38.6 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for income taxes was $0.9 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the nine months ended September 30, 2022, the Company converted 118,400 OP Units valued at $1.9 million to 118,400 shares of common stock. During the nine months ended September 30, 2021, the Company converted 2,887,278 OP Units valued at $46.2 million to 2,887,278 shares of common stock.
•
At September 30, 2022 and 2021, dividend amounts declared and accrued but not yet paid amounted to $49.9 million and $43.9 million, respectively.
•
At September 30, 2022 and 2021, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $3.3 million and $31.5 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income (loss).

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

The Company is a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and to a tax protection agreement in connection with the internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company's internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2022, taxable sales of the applicable properties would trigger liability under the agreements of approximately $22.3 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company's customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

19. Subsequent Events

On October 14, 2022, the Company paid distributions totaling $49.5 million.

On October 27, 2022, the Board of Directors declared a quarterly distribution of $0.275 per share on the Company's common stock and OP Units for the fourth quarter of 2022, which will be payable on or before January 13, 2023 to stockholders and OP unitholders of record as of December 30, 2022.

Subsequent to September 30, 2022, the Company continued to expand its operations through the acquisition of additional rental property and associated intangible assets and liabilities. The Company acquired approximately $283.1 million of rental property and associated intangible assets and liabilities (see Note 5).

Subsequent to September 30, 2022, the Company borrowed $259.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund acquisitions and for other general corporate purposes. Additionally, on October 6, 2022, the Company paid one mortgage with a principal balance of $7.5 million in full (see Note 10).

Subsequent to September 30, 2022, the Company executed a lease amendment with an existing tenant to fund a total of $33.0 million towards a building expansion expected to be completed in 2023, in exchange for an increase in rent contractually scheduled to occur simultaneously upon funding.

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

Explanatory Note and Certain Defined Terms

Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:

•
"annualized base rent" or "ABR" means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, free rent, or discounted rent periods, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for investments made during the month;
•
"Investments" or amounts "invested" include real estate investments in new property acquisitions and revenue generating capital expenditures, and excludes capitalized acquisition costs.

•
"cash capitalization rate" represents the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs;
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

Overview

We are an internally-managed real estate investment trust ("REIT") that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. During the nine months ended September 30, 2022, we invested $596.9 million at a weighted average initial cash capitalization rate of 6.2%, including the acquisition of 69 properties located across 22 U.S. states and four Canadian provinces with a weighted average initial lease term and minimum annual rent increases of 20.1 years and 1.9%, respectively. The acquisitions included properties in industrial (61.0% of the total volume acquired during the nine months ended September 30, 2022, based on ABR), restaurant (18.6%), retail (16.4%), and healthcare (4.0%) asset classes. As of September 30, 2022, our portfolio has grown to 790 properties, with 783 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of September 30, 2022, our portfolio comprised approximately 36.8 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are focused primarily on industrial, healthcare, restaurant, retail, and office property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, clinical, quick service restaurants, general merchandise, and flex/research and development.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.6% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 218 different commercial tenants who operate 208 different brands that are diversified across 56 differing industries, with no single tenant accounting for more than 2.4% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2022, our portfolio was approximately 99.3% leased with an ABR weighted average remaining lease term of approximately 10.7 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.2% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.1% of our tenants, based on ABR, provide financial reporting, of which 85.3% are required to provide us with specified financial information on a periodic basis, and an additional 8.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2022. The percentages below are calculated based on our ABR of $371.9 million as of September 30, 2022.

Diversification by Property Type

$372 M
Annualized
Base Rent

Industrial	**49%**
Manufacturing	16%
Distribution & Warehouse	14%
Food Processing	8%
Flex and R&D	5%
Cold Storage	3%
Industrial Services	3%
Healthcare	**18%**
Clinical	7%
Healthcare Services	3%
Animal Health Services	3%
Surgical	3%
Life Science	2%
Restaurant	**14%**
Casual Dining	7%
Quick Service Restaurants	7%
Retail	**12%**
General Merchandise	7%
Automotive	3%
Home Furnishings	2%
Office	**7%**
Corporate Headquarters	3%
Strategic Operations	3%
Call Center	1%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	75	$59,786	16.1%	11,481	31.2%
Distribution & Warehouse	48	52,878	14.2%	9,772	26.6%
Food Processing	28	28,784	7.7%	3,279	8.9%
Flex and R&D	7	17,389	4.7%	1,457	4.0%
Cold Storage	4	12,744	3.4%	933	2.5%
Industrial Services	22	10,776	2.9%	587	1.6%
Untenanted	1	—	—	122	0.3%
Industrial Total	185	182,357	49.0%	27,631	75.1%
Healthcare
Clinical	52	26,952	7.2%	1,090	3.0%
Healthcare Services	29	13,237	3.6%	478	1.3%
Animal Health Services	27	10,445	2.8%	405	1.1%
Surgical	12	10,294	2.8%	329	0.9%
Life Science	9	7,867	2.1%	549	1.5%
Untenanted	1	—	—	18	—
Healthcare Total	130	68,795	18.5%	2,869	7.8%
Restaurant
Casual Dining	104	27,748	7.5%	692	1.9%
Quick Service Restaurants	146	24,807	6.7%	499	1.4%
Restaurant Total	250	52,555	14.2%	1,191	3.3%
Retail
General Merchandise	130	24,129	6.5%	1,844	5.0%
Automotive	66	12,222	3.3%	770	2.1%
Home Furnishings	13	7,115	1.9%	797	2.2%
Retail Total	209	43,466	11.7%	3,411	9.3%
Office
Corporate Headquarters	7	10,484	2.8%	679	1.8%
Strategic Operations	5	9,806	2.6%	615	1.7%
Call Center	3	4,443	1.2%	346	0.9%
Untenanted	1	—	—	46	0.1%
Office Total	16	24,733	6.6%	1,686	4.5%
Total	790	$371,906	100.0%	36,788	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
AHF, LLC*	Distribution & Warehouse/ Manufacturing	9	$8,994	2.4%	2,014	5.5%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,166	1.9%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,491	1.8%	1,537	4.2%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	20	6,489	1.7%	166	0.5%
J. Alexander's, LLC*	Casual Dining	16	6,025	1.6%	132	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,991	1.6%	417	1.0%
Dollar General Corporation	General Merchandise	60	5,953	1.6%	562	1.5%
Hensley & Company*	Distribution & Warehouse	3	5,871	1.6%	577	1.6%
BluePearl Holdings, LLC**	Animal Health Services	13	5,452	1.5%	165	0.4%
Tractor Supply Company	General Merchandise	21	5,328	1.4%	417	1.1%
Total Top 10 Tenants		197	63,760	17.1%	6,134	16.6%

Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,278	1.4%	140	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/Food Processing	27	5,034	1.4%	156	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.4%	1,302	3.5%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	4,936	1.3%	545	1.5%
Santa Cruz Valley Hospital[2]	Healthcare Facilities	1	4,590	1.2%	148	0.4%
Carvana, LLC*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Bakery	Food Processing	11	4,500	1.2%	549	1.5%
Nestle' Dreyer's Ice Cream Company[3]	Cold Storage	1	4,476	1.2%	309	0.8%
Arkansas Surgical Hospital	Surgical	1	4,367	1.2%	129	0.4%
American Signature, Inc.	Home Furnishings	6	4,309	1.2%	474	1.3%
Total Top 20 Tenants		287	$110,717	29.8%	10,116	27.4%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

2 Tenant's ABR in effect at September 30, 2022. Effective October 3, 2022, we signed a new lease with a new tenant, which will be reflected in our December 31, 2022 ABR figures.

3 Nestle's ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
AHF Products*	Distribution & Warehouse/ Manufacturing	9	$8,994	2.4%	2,014	5.5%
Jack's Family Restaurants*	Quick Service Restaurants	43	$7,166	1.9%	147	0.4%
Ryerson	Distribution & Warehouse	11	$6,491	1.7%	1,537	4.2%
Red Lobster*	Casual Dining	20	$6,488	1.7%	166	0.5%
Axcelis	Flex and R&D	1	$5,991	1.6%	417	1.1%
Dollar General	General Merchandise	60	$5,953	1.6%	562	1.5%
Hensley*	Distribution & Warehouse	3	$5,871	1.6%	577	1.6%
BluePearl Veterinary Partners**	Animal Health Services	13	$5,452	1.5%	165	0.4%
Bob Evans Farms*[1]	Casual Dining/Food Processing	21	$5,352	1.4%	281	0.8%
Tractor Supply Co.	General Merchandise	21	$5,328	1.4%	417	1.1%
Total Top 10 Brands		202	63,086	16.8%	6,283	17.1%

Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.4%	156	0.4%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.3%	1,302	3.5%
Siemens	Manufacturing/Flex and R&D	2	4,936	1.3%	545	1.5%
Santa Cruz Valley Hospital	Healthcare Facilities	1	4,590	1.2%	148	0.4%
Outback Steakhouse*	Casual Dining	20	4,566	1.2%	126	0.3%
Carvana*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Baking Company	Food Processing	11	4,500	1.2%	549	1.5%
Nestle'	Cold Storage	1	4,476	1.2%	309	0.8%
Arkansas Surgical Hospital	Surgical	1	4,366	1.2%	129	0.4%
Wendy's**	Quick Service Restaurants	29	4,319	1.2%	84	0.2%
Total Top 20 Brands		313	$109,340	29.2%	9,861	26.7%

1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Healthcare Facilities	103	$54,541	14.7%	2,044	5.6%
Restaurant	253	53,326	14.3%	1,233	3.4%
Packaged Foods & Meats	22	22,220	6.0%	2,463	6.7%
Distributors	27	15,823	4.3%	2,695	7.3%
Food Distributors	8	14,699	4.0%	1,786	4.9%
Specialty Stores	31	13,731	3.7%	1,338	3.6%
Auto Parts & Equipment	39	12,763	3.4%	2,398	6.5%
Home Furnishings Retail	18	12,560	3.4%	1,858	5.1%
Specialized Consumer Services	47	12,293	3.3%	722	2.0%
Metal & Glass Containers	8	10,010	2.7%	2,206	6.0%
General Merchandise Stores	94	9,416	2.5%	859	2.3%
Industrial Machinery	20	9,213	2.5%	515	1.4%
Healthcare Services	18	9,211	2.5%	1,949	5.3%
Forest Products	9	8,994	2.4%	2,014	5.5%
Aerospace & Defense	6	7,330	2.0%	746	2.0%
Other (41 industries)	84	105,776	28.3%	11,713	31.7%
Untenanted properties	3	—	—	249	0.7%
Total	790	$371,906	100.0%	36,788	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 790 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	72	$39,262	10.6%	3,924	10.7%	LA	4	3,400	0.9%	194	0.5%
IL	32	23,981	6.4%	2,424	6.6%	NE	6	3,173	0.9%	509	1.3%
WI	35	20,838	5.6%	2,163	5.9%	NM	10	3,043	0.8%	115	0.3%
OH	45	18,018	4.8%	1,715	4.7%	MD	4	2,987	0.8%	293	0.8%
MI	48	17,234	4.6%	1,599	4.3%	MS	8	2,822	0.8%	334	0.9%
FL	42	16,141	4.3%	844	2.3%	IA	4	2,754	0.7%	622	1.7%
CA	10	15,753	4.2%	1,493	4.1%	SC	13	2,499	0.7%	308	0.8%
IN	32	15,535	4.2%	1,906	5.2%	WV	16	2,486	0.7%	109	0.3%
MN	22	15,485	4.2%	2,505	6.8%	CO	4	2,481	0.7%	126	0.3%
TN	50	15,076	4.1%	1,103	3.0%	UT	3	2,397	0.6%	280	0.7%
NC	37	13,910	3.7%	1,435	3.9%	CT	2	1,758	0.5%	55	0.1%
AZ	9	13,343	3.6%	909	2.5%	MT	7	1,563	0.4%	43	0.1%
AL	53	11,955	3.2%	873	2.4%	NV	2	1,357	0.4%	81	0.2%
GA	33	11,398	3.1%	1,576	4.3%	DE	4	1,167	0.3%	133	0.3%
MA	5	10,456	2.8%	1,026	2.8%	ND	2	943	0.3%	28	0.1%
KY	26	9,374	2.5%	1,148	3.1%	VT	2	420	0.1%	24	0.1%
NY	26	9,265	2.5%	680	1.8%	WY	1	307	0.1%	21	0.1%
PA	21	8,832	2.4%	1,715	4.7%	OR	1	136	0.0%	9	0.0%
AR	12	8,773	2.4%	544	1.5%	SD	1	81	0.0%	9	0.0%
OK	21	7,625	2.1%	977	2.7%	Total US	783	$364,354	98.0%	36,358	98.8%
MO	12	6,118	1.6%	1,138	3.1%	BC	2	4,347	1.2%	253	0.7%
KS	11	5,583	1.5%	648	1.8%	ON	3	1,957	0.5%	101	0.3%
VA	17	5,457	1.5%	204	0.6%	AB	1	920	0.2%	51	0.1%
NJ	3	4,904	1.3%	366	1.0%	MB	1	328	0.1%	25	0.1%
WA	15	4,264	1.1%	150	0.4%	Total Canada	7	$7,552	2.0%	430	1.2%
						Grand Total	790	$371,906	100.0%	36,788	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs).

As of September 30, 2022, approximately 99.3% of our portfolio, representing all but three of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties.

As of September 30, 2022, the ABR weighted average remaining term of our leases was approximately 10.7 years. Less than 5% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 68.6% of our ABR was derived from leases that will expire in 2030 and after, and no more than 6.4% of our ABR was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2022.

0.0%
1.3%
3.8%
2.3%
5.2%
6.4%
6.4%
6.0%
14.5%
2.3%
8.3%
4.9%
1.7%
3.4%
7.0%
4.5%
1.9%
1.9%
1.6%
5.3%
11.3%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
Thereafter

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	# Leases	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2022	1	1	$66	0.0%	11	0.0%
2023	6	7	4,704	1.3%	517	1.4%
2024	11	11	14,083	3.8%	1,689	4.6%
2025	20	23	8,545	2.3%	698	1.9%
2026	35	32	19,265	5.2%	1,413	3.8%
2027	30	30	23,838	6.4%	2,079	5.7%
2028	35	34	23,847	6.4%	2,253	6.1%
2029	71	40	22,258	6.0%	2,724	7.4%
2030	101	57	54,029	14.5%	5,110	13.9%
2031	33	28	8,606	2.3%	805	2.2%
2032	60	45	30,928	8.3%	3,448	9.4%
2033	49	23	18,377	4.9%	1,575	4.3%
2034	33	22	6,274	1.7%	409	1.1%
2035	17	13	12,713	3.4%	1,927	5.2%
2036	87	22	26,068	7.0%	2,931	8.0%
2037	23	9	16,892	4.5%	1,124	3.1%
2038	33	29	6,876	1.9%	306	0.8%
2039	11	6	6,925	1.9%	803	2.2%
2040	31	8	5,744	1.6%	312	0.8%
2041	40	8	19,861	5.3%	1,731	4.7%
Thereafter	60	14	42,007	11.3%	4,674	12.7%
Untenanted properties	3	—	—	—	249	0.7%
Total	790	462	$371,906	100.0%	36,788	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2022, leases contributing 97.2% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of September 30, 2022 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	78.5%	2.3%
Every 2 years	0.1%	1.8%
Every 3 years	2.8%	3.0%
Every 4 years	1.0%	2.4%
Every 5 years	8.0%	1.8%
Other escalation frequencies	6.8%	1.6%
Flat	2.8%	—
Total/Weighted Average (b)	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of September 30, 2022, leases contributing 4.9% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of September 30, 2022, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

Lease Revenues, net

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Contractual rental amounts billed for operating leases	$91,208	$87,505	$3,703	4.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,344	5,090	254	5.0%
Variable rental amounts earned	309	291	18	6.2%
Earned income from direct financing leases	719	721	(2)	(0.3)%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	5,061	4,263	798	18.7%
Other income from real estate transactions	874	134	740	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(5)	(6)	1	16.7%
Total Lease revenues, net	$103,524	$98,013	$5,511	5.6%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions. As we acquire properties throughout the period, the full benefit of lease revenues from newly acquired properties will not be realized in the quarter of acquisition. During the second quarter of 2022, we invested $182.4 million, excluding capitalized acquisition costs, in 15 properties at a weighted average initial cash capitalization rate of 6.4%. Most of these acquisitions closed during the month of June 2022, and therefore did not materially contribute to Lease revenues, net for the three months ended June 30, 2022. The increase was also partially attributable to our $204.5 million of investments during the third quarter of 2022 at a weighted average initial cash capitalization rate of 6.5%, the full benefit of which we anticipate will be realized during the fourth quarter of 2022.

Operating Expenses

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Operating expenses
Depreciation and amortization	$39,400	$35,511	$3,889	11.0%
Property and operating expense	5,636	4,696	940	20.0%
General and administrative	9,942	9,288	654	7.0%
Provision for impairment of investment in rental properties	4,155	1,380	2,775	>100%
Total operating expenses	$59,133	$50,875	$8,258	16.2%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended September 30, 2022 was primarily due to growth in our real estate portfolio.

Provision for impairment of investment in rental properties

During the three months ended September 30, 2022 we recognized $4.2 million of impairment on our investments in rental properties due to change in our long-term hold strategy for two properties, compared to $1.4 million of impairment for a single property recognized during the three months ended June 30, 2022. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	September 30,	June 30,
(in thousands, except number of properties)	2022	2022
Number of properties	2	1
Carrying value prior to impairment charge	$9,047	$3,674
Fair value	4,892	2,294
Impairment charge	$4,155	$1,380

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2022	2022	$	%
Other income (expenses)
Interest income	$4	$—	$4	100%
Interest expense	(20,095)	(17,888)	(2,207)	(12.3)%
Cost of debt extinguishment	(231)	—	(231)	(100.0)%
Gain on sale of real estate	61	4,071	(4,010)	(98.5)%
Income taxes	(356)	(401)	45	11.2%
Other income	4,935	2,632	2,303	87.5%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the three months ended September 30, 2022 compared to during the three months ended June 30, 2022.

During the third quarter, we entered into a $200 million, five-year unsecured term loan and a $300 million, seven-year unsecured term loan, the proceeds of which were used to repay in full our $190 million term loan which was set to mature in 2024, and a portion of the outstanding borrowings on our Revolving Credit Facility. The new five-year and seven-year unsecured term loans have initial applicable margins of 0.95% and 1.25%, respectively, compared with applicable margins of 0.85% and 1.00% on the partially repaid Revolving Credit Facility and unsecured term loan previously set to mature in 2024, respectively.

We increased total outstanding borrowings by $208.2 million to partially fund our investments. Of our $2.1 billion of total outstanding indebtedness, approximately $154.0 million, or 7.5%, is variable, and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2022, we recognized a gain of $0.1 million on the sale of real estate assets, compared to a gain of $4.1 million on the sale of three properties during the three months ended June 30, 2022. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Other income

The change in other income during the three months ended September 30, 2022 was primarily due to $4.9 million of unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million CAD revolver borrowings, compared to a $2.6 million unrealized foreign exchange gain recognized during the three months ended June 30, 2022.

Net income and Net earnings per diluted share

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands, except per share data)	2022	2022	$	%
Net income	$28,709	$35,552	$(6,843)	(19.2)%
Net earnings per diluted share	0.16	0.20	(0.04)	(20.0)%

The decrease in net income is primarily attributable to a $4.0 million decrease in gain on sale of real estate, a $3.9 million increase in depreciation and amortization, a $2.8 million increase in impairment of investment in rental properties, and a $2.2 million increase in interest expense, partially offset by a $5.5 million increase in lease revenue associated with growth in our real estate portfolio, and a $2.3 million increase in unrealized foreign exchange gains.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Lease Revenues, net

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Contractual rental amounts billed for operating leases	$263,109	$227,142	$35,967	15.8%
Adjustment to recognize contractual operating lease billings on a straight-line basis	15,455	14,475	980	6.8%
Net write-offs of accrued rental income	(1,326)	(442)	(884)	> 100.0%
Variable rental amounts earned	786	335	451	> 100.0%
Earned income from direct financing leases	2,163	2,184	(21)	(1.0)%
Interest income from sales-type leases	43	43	—	—%
Operating expenses billed to tenants	14,059	12,998	1,061	8.2%
Other income from real estate transactions	1,050	33,548	(32,498)	(96.9)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	39	(49)	88	> 100.0%
Total Lease revenues, net	$295,378	$290,234	$5,144	1.8%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions closed since September 30, 2021. During the twelve months ended September 30, 2022, we invested $744.4 million, excluding capitalized acquisition costs, in 105 properties at a weighted average initial cash capitalization rate of 6.2%. The increase was partially offset by a decrease in Other income from real estate transactions, specifically lease termination fees. During the nine months ended September 30, 2021, we recognized $33.5 million of net lease termination fees, whereas we only recognized $0.8 million during the nine months ended September 30, 2022.

Operating Expenses

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Operating expenses
Depreciation and amortization	$109,201	$98,620	$10,581	10.7%
Property and operating expense	15,376	14,019	1,357	9.7%
General and administrative	28,058	27,840	218	0.8%
Provision for impairment of investment in rental properties	5,535	28,001	(22,466)	(80.2)%
Total operating expenses	$158,170	$168,480	$(10,310)	(6.1)%

Depreciation and amortization

The increase in depreciation and amortization for the nine months ended September 30, 2022 was primarily due to growth in our real estate portfolio.

Provision for impairment of investment in rental properties

During the nine months ended September 30, 2022, we recognized $5.5 million of impairment on our investments in rental properties, compared to $28.0 million during the nine months ended September 30, 2021 which included $25.7 million of impairment associated with a lease termination transaction. The following table presents the impairment charges for the respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2022	2021
Number of properties	3	5
Carrying value prior to impairment charge	$12,721	$47,108
Fair value	7,186	19,107
Impairment charge	$5,535	$28,001

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Other income (expenses)
Interest income	$4	$11	$(7)	(63.6)%
Interest expense	(54,879)	(47,149)	(7,730)	16.4%
Cost of debt extinguishment	(231)	(368)	137	(37.2)%
Gain on sale of real estate	5,328	9,791	(4,463)	(45.6)%
Income taxes	(1,169)	(1,187)	18	(1.5)%
Change in fair value of earnout liability	—	(5,539)	(5,539)	100.0%
Other income (expenses)	6,441	(11)	6,452	>100.0%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Since September 30, 2021 we increased total outstanding borrowings by $466.7 million to partially fund our acquisitions. Of our $2.1 billion of total outstanding indebtedness, approximately $154.0 million, or 7.5%, is variable and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the nine months ended September 30, 2022, we recognized a gain of $5.3 million on the sale of five properties, compared to a gain of $9.8 million on the sale of 25 properties during the nine months ended September 30, 2021. Our proactive asset management strategy includes determining to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Change in fair value of earnout liability

The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All earnout milestones were achieved during the year ended December 31, 2021, therefore there is no change in the fair value of the earnout liability during the nine months ended September 30, 2022. The change in the fair value of the earnout liability during the nine months ended September 30, 2021 reflected our achievement of all earnout milestone during 2021.

Other income (expenses)

The increase in other income (expenses) during the nine months ended September 30, 2022 was primarily due to a $6.4 million unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million CAD revolver borrowings. The specific CAD revolver borrowings were drawn during the first quarter of 2022, with no similar activity during the nine months ended September 30, 2021.

Net income and Net earnings per diluted share

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2022	2021	$	%
Net income	$92,702	$77,302	$15,400	19.9%
Net earnings per diluted share	0.52	0.48	0.04	8.3%

The increase in net income is primarily due to revenue growth of $5.1 million, a $5.5 million decrease in our earnout liability, a $6.5 million increase in other income, and a $22.5 million decrease in impairment of investment in rental properties. These factors were partially offset by a $10.6 million increase in depreciation and amortization, a $4.5 million decrease on gain on sale of real estate, and a $7.7 million increase in interest expense.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of 'BBB' from S&P Global Ratings ("S&P") and 'Baa2' from Moody's Investors Service ("Moody's"). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of September 30, 2022, we had total debt outstanding of $2.1 billion, Net Debt of $2.0 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.5x.

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

As detailed in the contractual obligations table below, we have approximately $20.9 million of expected obligations due throughout the remainder of 2022, primarily consisting of $19.9 million of interest expense due, including the impact of our interest rate swaps, and $0.7 million of mortgage maturities. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio's long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. As of September 30, 2022, we have $780.5 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program ("ATM Program"), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. As of September 30, 2022, we have $145.4 million of available capacity under our ATM Program.

The following table presents information about our ATM Program activity:

	For the Three Months Ended	For the Nine Months Ended
(in thousands, except per share amounts)	September 30, 2022	September 30, 2022
Number of common shares issued	962	10,471
Weighted average sale price per share	$21.44	$21.66
Net proceeds	$20,248	$222,895
Gross proceeds	20,626	226,483

In August 2022, we completed a public offering to sell an aggregate of 13,000,000 shares of common stock at a price of $21.35 per share, subject to certain adjustments, in connection with a forward sale agreement. We expect to settle the forward sale agreement by the August 2023 maturity date. As of September 30, 2022, we anticipate the forward sale agreement will provide net proceeds of approximately $270.7 million. We have not settled any part of the forward sale agreement as of September 30, 2022.

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

Unsecured Indebtedness and Capital Markets Activities as of and for the Three Months Ended September 30, 2022

The following table sets forth our outstanding revolving credit facility, unsecured term loans and senior unsecured notes at September 30, 2022.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$219,537	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95%	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25%	Aug. 2029
Total unsecured term loans	900,000
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Total unsecured debt	$1,969,537
(a)
At September 30, 2022, a balance of $146.5 million was subject to the one-month Secured Overnight Financing Rate of 3.04% plus a 0.10% adjustment. The remaining balance includes $100 million CAD borrowings remeasured to $73 million USD, which was subject to the one-month Canadian Dollar Offered Rate of 3.76%.

On August 1, 2022, we entered into two new unsecured bank term loans, including a $200.0 million, five-year term loan that matures in 2027 (the "2027 Unsecured Term Loan"), and a $300.0 million, seven-year term loan that matures in 2029 (the "2029 Unsecured Term Loan"). Borrowings on the new term loans bear interest at variable rates based on adjusted Secured Overnight Financing Rate ("SOFR") plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan. The initial applicable margin was 0.95% and 1.25% for the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan, respectively. Proceeds from the loans were used to repay in full our $190.0 million 2024 Unsecured Term Loan, including accrued interest, and a portion of the outstanding balance on our Revolving Credit Facility.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2022, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2022 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility	Senior Notes	Mortgages	Interest Expense (a)	Tenant Improvement Allowances	Operating Leases	Total
Remainder of 2022	$—	$—	$—	$743	$19,886	$57	$226	$20,912
2023	—	—	—	7,582	78,799	—	705	87,086
2024	—	—	—	9,760	78,234	—	320	88,314
2025	—	—	—	20,195	78,516	—	326	99,037
2026	400,000	219,537	—	16,843	57,702	—	332	694,414
Thereafter	500,000	—	850,000	39,873	112,862	—	3,738	1,506,473
Total	$900,000	$219,537	$850,000	$94,996	$425,999	$57	$5,647	$2,496,236
(a)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2022. This amount includes the impact of interest rate swap agreements.

At September 30, 2022 investment in rental property of $158.5 million was pledged as collateral against our mortgages.

Additionally, we are a party to three separate tax protection agreements with the contributing members of three distinct UPREIT transactions and we entered into the tax protection agreement in connection with the internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with our internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of September 30, 2022, taxable sales of the applicable properties would trigger liability under the four agreements of approximately $22.3 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of September 30, 2022, we had 32 interest rate swaps outstanding with an aggregate notional amount of $973.0 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $82.4 million and $20.1 million at September 30, 2022 and September 30, 2021, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$195,474	$187,318
Net cash used in investing activities	(585,158)	(448,379)
Net cash provided by financing activities	444,276	170,410
Increase (decrease) in cash and cash equivalents and restricted cash	$54,592	$(90,651)

The increase in net cash provided by operating activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in cash used in investing activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, was mainly due to increased acquisition volume and decreased disposition volume during the nine months ended September 30, 2022.

The increase in net cash provided by financing activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, mainly reflects an increased borrowings on the unsecured revolving credit facility and unsecured term loans to fund the increased acquisition volume.

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

FFO, Core FFO, and AFFO may not be comparable to similarly titled measures employed by other REITs, and comparisons of our FFO, Core FFO, and AFFO with the same or similar measures disclosed by other REITs may not be meaningful.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income	$28,709	$35,552	$92,702	$77,302
Real property depreciation and amortization	39,366	35,479	109,104	98,548
Gain on sale of real estate	(61)	(4,071)	(5,328)	(9,791)
Provision for impairment on investment in rental properties	4,155	1,380	5,535	28,001
FFO	$72,169	$68,340	$202,013	$194,060
Net write-offs of accrued rental income	—	—	1,326	1,938
Lease termination fees	(791)	—	(791)	(35,000)
Cost of debt extinguishment	231	—	231	368
Severance	3	278	401	1,275
Change in fair value of earnout liability	—	—	—	5,539
Other (income) expenses (a)	(4,935)	(2,632)	(6,441)	11
Core FFO	$66,677	$65,986	$196,739	$168,191
Straight-line rent adjustment	(5,175)	(4,965)	(15,075)	(14,983)
Adjustment to provision for credit losses	(4)	(1)	(5)	(1)
Amortization of debt issuance costs	948	900	2,704	2,832
Amortization of net mortgage premiums	(26)	(25)	(78)	(106)
Loss on interest rate swaps and other non-cash interest expense	639	695	1,993	2
Amortization of lease intangibles	(1,176)	(1,167)	(3,501)	(2,309)
Stock-based compensation	1,503	1,381	3,813	3,644
AFFO	$63,386	$62,804	$186,590	$157,270
(a)
Amount includes $4.9 million and $2.6 million of unrealized and realized foreign exchange gain during the three months ended September 30, 2022 and June 30, 2022, respectively, and $6.4 million of unrealized foreign exchange gain for the nine months ended September 30, 2022, primarily associated with our CAD denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Net income	$28,709	$35,552	$30,522
Depreciation and amortization	39,400	35,511	36,682
Interest expense	20,095	17,888	15,611
Income taxes	356	401	473
EBITDA	$88,560	$89,352	$83,288
Provision for impairment of investment in rental properties	4,155	1,380	25,989
Gain on sale of real estate	(61)	(4,071)	(1,220)
EBITDAre	$92,654	$86,661	$108,057
Adjustment for current quarter acquisition activity (a)	2,358	2,780	3,534
Adjustment for current quarter disposition activity (b)	—	(141)	(1,387)
Adjustment to exclude change in fair value of earnout liability	—	—	1,059
Adjustment excludes net write-offs of accrued rental income	—	—	1,496
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(4,934)	(2,632)	—
Adjustment to exclude cost of debt extinguishments	231	—	242
Adjustment to exclude lease termination fees	(791)	—	(35,000)
Adjusted EBITDAre	$89,518	$86,668	$78,001
Annualized EBITDAre	$370,616	$346,642	$432,221
Annualized Adjusted EBITDAre	$358,072	$346,672	$311,998
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

(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Debt
Unsecured revolving credit facility	$219,537	$320,657	$—
Unsecured term loans, net	894,378	587,098	646,458
Senior unsecured notes, net	844,367	844,178	843,665
Mortgages, net	94,753	95,453	97,530
Debt issuance costs	11,498	8,991	10,215
Gross Debt	2,064,533	1,856,377	1,597,868
Cash and cash equivalents	(75,912)	(16,813)	(16,182)
Restricted cash	(6,449)	(12,163)	(3,895)
Net Debt	$1,982,172	$1,827,401	$1,577,791
Net Debt to Annualized EBITDAre	5.3x	5.3x	3.7x
Net Debt to Annualized Adjusted EBITDAre	5.5x	5.3x	5.1x

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the nine months ended September 30, 2022, to the items that we disclosed as our critical accounting policies and estimates in our 2021 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.8 billion, respectively, as of September 30, 2022. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $77.4 million as of September 30, 2022.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.1 billion as of September 30, 2022, of which $973.0 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $1.5 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

10.1

Term Loan Credit Agreement, dated as of August 1, 2022, by and among, the Company, Broadstone Net Lease, LLC, as the borrower, Regions Bank, and the other parties thereto (filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed August 3, 2022 and incorporated herein by reference)

10.2

Guaranty, dated August 1, 2022, by Broadstone Net Lease, Inc. in favor of Regions Bank (filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed August 3, 2022 and incorporated herein by reference)

31.1*

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

BROADSTONE NET LEASE, INC.

Date: November 3, 2022	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Date: November 3, 2022	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer