Form 10-K
period 2022-12-31
Broadstone Net Lease, Inc.
filed 2023-02-23
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.00025 par value, held by non-affiliates of the registrant, was $3.5 billion based on the last reported sale price of $20.51 per share on the New York Stock Exchange on June 30, 2022.

There were 186,296,094 shares of the Registrant’s Common Stock, $0.00025 par value per share outstanding as of February 17, 2023.

Documents Incorporated by Reference

Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

Regulation FD Disclosures

We use any of the following to comply with our disclosure obligations under Regulation FD: U.S. Securities and Exchange Commission (“SEC”) filings, press releases, public conference calls, or our website. We routinely post important information on our website at www.broadstone.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference in this Annual Report on Form 10-K.

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

Unless the context otherwise requires, the following terms and phrases are used throughout this Annual Report on Form 10-K as described below:

•
“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, or free rent, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for investments made during the month;
•
“investments” or amounts “invested” include real estate investments in new property acquisitions as well as revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, and excludes capitalized acquisition costs;
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

•
“Revolving Credit Facility” means our amended and restated $1.0 billion unsecured revolving credit facility, dated January 28, 2022, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto; and
•
“Internalization” means the internalization of the external management functions on February 7, 2020.

Part I.

Item 1. Business

The Company

We are an internally-managed real estate investment trust (“REIT”) that invests in, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. As of December 31, 2022, our portfolio has grown to 804 properties, with 797 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

•
Diversified Portfolio. As of December 31, 2022, our portfolio comprised approximately 39.1 million rentable square feet of operational space and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):

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

• Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.7% of our ABR.

• Tenant and Industry Diversification: Our properties are occupied by 221 different commercial tenants who operate 211 different brands that are diversified across 55 different industries, with no single tenant accounting for more than 4.0% of our ABR.

•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2022, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.9 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 94.3% of our tenants, based on ABR, provide financial reporting, of which 85.8% are required to provide us with specified financial information on a periodic basis, and an additional 8.5% of our tenants report financial statements publicly, either through SEC filings or otherwise.

We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, the OP, which is commonly referred to as an umbrella partnership real estate investment trust (“UPREIT”). We are the sole managing member of the OP. As of December 31, 2022, we owned approximately 94.8% of the issued and outstanding membership units of the OP (“OP Units”), with the remaining 5.2% held by persons who were issued OP Units in exchange for their interests in properties acquired by the OP, as well as OP Units issued pursuant to the Internalization.

2022 Highlights

Operating Highlights

•
Invested $907.2 million at a weighted average initial cash capitalization rate of 6.4%, including the acquisition of 86 properties located across 24 U.S. states and four Canadian provinces with a weighted average remaining lease term of 20.3 years and minimum annual rent increases of 2.0%.
•
Sold eight properties, at a weighted average cash capitalization rate of 5.6%, for net proceeds of $57.9 million, recognizing a $9.6 million gain over original purchase price.
•
Ended the year with occupancy of 99.4%.
•
Collected more than 99.9% of base rents due during the year.
•
Generated net income of $129.5 million or $0.72 per diluted share.
•
Generated funds from operations (“FFO”) of $273.7 million or $1.52 per diluted share.
•
Generated core funds from operations (“Core FFO”) of $267.3 million or $1.48 per diluted share.
•
Generated adjusted funds from operations (“AFFO”) of $252.2 million or $1.40 per diluted share.
•
Ended the year with total outstanding debt and Net Debt of $2.0 billion and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.2x.
•
Amended and restated our Revolving Credit Facility to upsize the capacity to $1.0 billion, extend the maturity date to March 2026, and reduce the applicable margin 15 basis points to 0.85% based on our current investment grade credit ratings.
•
Entered into a $200 million, five-year unsecured term loan and a $300 million, seven-year unsecured term loan, the proceeds of which were used to repay in full our $190 million term loan set to mature in 2024 and a portion of the outstanding borrowings on our Revolving Credit Facility. In addition, we entered into interest rate swaps with a total notional value of $260 million to fix the Secured Overnight Financing Rate (“SOFR”) component of the borrowing rate at a weighted average fixed interest rate of 2.59% until August 1, 2029.
•
Sold 10,470,785 shares of common stock for net proceeds of $222.9 million under our at-the-market common equity offering (“ATM Program”).
•
Completed a forward equity offering of 13,000,000 shares, which fully settled on December 28, 2022 for net proceeds of $273.2 million after deducting underwriting discounts.

FFO, Core FFO, AFFO, Net Debt, and Annualized Adjusted EBITDAre are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the heading Non-GAAP Measures, which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of December 31, 2022. The percentages below are calculated based on our ABR of $389.1 million as of December 31, 2022.

Diversification by Property Type

Property Type	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	80	$63,406	16.3%	11,873	30.3%
Distribution & Warehouse	47	51,406	13.2%	9,459	24.2%
Food Processing	34	44,427	11.4%	5,516	14.1%
Flex and R&D	7	17,498	4.5%	1,457	3.7%
Cold Storage	4	12,810	3.3%	933	2.4%
Services	22	10,851	2.8%	587	1.5%
Untenanted	1	—	0.0%	122	0.3%
Industrial Total	195	200,398	51.5%	29,947	76.5%
Healthcare
Clinical	52	27,020	6.9%	1,091	2.8%
Healthcare Services	29	10,679	2.7%	478	1.2%
Animal Health Services	27	10,549	2.7%	405	1.0%
Surgical	12	10,463	2.7%	329	0.9%
Life Science	9	7,867	2.1%	549	1.4%
Untenanted	1	—	0.0%	18	0.0%
Healthcare Total	130	66,578	17.1%	2,870	7.3%
Restaurant
Casual Dining	102	27,387	7.0%	678	1.7%
Quick Service Restaurants	146	24,993	6.5%	499	1.3%
Restaurant Total	248	52,380	13.5%	1,177	3.0%
Retail
General Merchandise	132	24,435	6.3%	1,865	4.8%
Automotive	68	12,667	3.3%	776	2.0%
Home Furnishings	13	7,147	1.8%	797	2.0%
Child Care	1	375	0.1%	10	0.0%
Retail Total	214	44,624	11.5%	3,448	8.8%
Office
Corporate Headquarters	8	10,761	2.8%	691	1.8%
Strategic Operations	5	9,875	2.5%	615	1.6%
Call Center	3	4,478	1.1%	345	0.9%
Untenanted	1	—	0.0%	46	0.1%
Office Total	17	25,114	6.4%	1,697	4.4%
Total	804	$389,094	100.0%	39,139	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($’000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Roskam Baking Company *	Food Processing	7	$15,605	4.0%	2,250	5.7%
AHF, LLC *	Distribution & Warehouse/Manufacturing	9	8,995	2.3%	2,014	5.1%
Jack’s Family Restaurants *	Quick Service Restaurants	43	7,310	1.9%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,491	1.7%	1,537	3.9%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	19	6,178	1.6%	158	0.4%
J. Alexander’s, LLC *	Casual Dining	16	6,115	1.6%	131	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,991	1.5%	417	1.1%
Dollar General Corporation	General Merchandise	60	5,956	1.5%	562	1.4%
Hensley & Company*	Distribution & Warehouse	3	5,871	1.5%	577	1.5%
BluePearl Holdings, LLC**	Animal Health Services	13	5,543	1.4%	165	0.4%
Total Top 10 Tenants		182	74,055	19.0%	7,958	20.3%

Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,365	1.4%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,349	1.4%	417	1.1%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.3%	156	0.4%
Siemens Medical Solutions USA, Inc. & Siemens Corporation	Manufacturing/Flex and R&D	2	5,012	1.2%	545	1.4%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.2%	1,302	3.3%
Nestle’ Dreyer’s Ice Cream Company	Cold Storage	1	4,543	1.2%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,509	1.2%	230	0.6%
Klosterman Bakery *	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,475	1.2%	129	0.3%
American Signature, Inc.	Home Furnishings	6	4,309	1.1%	474	1.2%
Total Top 20 Tenants		292	$122,108	31.4%	12,209	31.2%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($’000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Roskam Baking Company*	Food Processing	7	$15,605	4.0%	2,250	5.7%
AHF, LLC *	Distribution & Warehouse/Manufacturing	9	8,995	2.3%	2,014	5.1%
Jack’s Family Restaurants *	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Ryerson	Distribution & Warehouse	11	6,491	1.7%	1,537	3.9%
Red Lobster*	Casual Dining	19	6,178	1.6%	157	0.4%
Axcelis	Flex and R&D	1	5,991	1.5%	417	1.1%
Dollar General Corporation	General Merchandise	60	5,956	1.5%	562	1.4%
Hensley*	Distribution & Warehouse	3	5,871	1.5%	577	1.5%
BluePearl Veterinary Partners**	Animal Health Services	13	5,543	1.4%	165	0.4%
Bob Evans Farms*1	Casual Dining/Food Processing	21	5,391	1.4%	281	0.8%
Total Top 10 Brands		187	73,330	18.8%	8,107	20.7%

Tractor Supply Co.	General Merchandise	21	5,349	1.4%	417	1.1%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.3%	156	0.4%
Siemens	Manufacturing/Flex and R&D	2	5,012	1.2%	545	1.4%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	4,957	1.2%	1,302	3.3%
Outback Steakhouse*	Casual Dining	20	4,641	1.2%	126	0.3%
Nestle’	Cold Storage	1	4,543	1.2%	310	0.8%
Carvana, LLC*	Industrial Services	2	4,509	1.2%	230	0.6%
Klosterman Bakery *	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,476	1.2%	129	0.3%
Wendy’s **	Quick Service Restaurants	29	4,319	1.1%	84	0.2%
Total Top 20 Brands		318	$120,670	31.0%	11,955	30.5%

1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (‘000s)	SF as a % of Total Portfolio
Restaurants	251	$53,151	13.7%	1,220	3.1%
Healthcare Facilities	103	52,306	13.4%	2,044	5.2%
Packaged Foods & Meats	29	37,998	9.8%	4,713	12.0%
Distributors	27	15,922	4.1%	2,695	6.9%
Auto Parts & Equipment	43	15,348	3.9%	2,668	6.8%
Food Distributors	8	14,699	3.8%	1,786	4.6%
Specialty Stores	31	13,805	3.5%	1,338	3.4%
Specialized Consumer Services	49	12,725	3.3%	728	1.9%
Home Furnishing Retail	18	12,684	3.3%	1,858	4.7%
Metal & Glass Containers	8	10,010	2.6%	2,206	5.6%
General Merchandise Stores	96	9,634	2.5%	880	2.2%
Industrial Machinery	20	9,317	2.4%	1,949	5.0%
Healthcare Services	18	9,231	2.4%	515	1.3%
Forest Products	9	8,995	2.3%	2,014	5.1%
Aerospace & Defense	6	7,419	1.9%	776	2.0%
Other (40 industries)	85	105,850	27.1%	11,530	29.6%
Untenanted properties	3	—	—	219	0.6%
Total	804	$389,094	100.0%	39,139	100.0%

Diversification by Geography

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 804   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio	State	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
TX	72	$37,883	9.7%	3,621	9.3%	LA	4	3,400	0.9%	194	0.5%
MI	55	32,545	8.4%	3,811	9.7%	MS	11	3,320	0.9%	430	1.1%
IL	32	24,148	6.2%	2,424	6.2%	NE	6	3,173	0.8%	509	1.3%
WI	35	21,087	5.4%	2,163	5.5%	MD	4	3,002	0.8%	293	0.7%
CA	13	18,773	4.8%	1,718	4.4%	IA	4	2,768	0.7%	622	1.6%
OH	47	18,667	4.8%	1,728	4.4%	NM	9	2,733	0.7%	107	0.3%
FL	42	16,197	4.2%	844	2.2%	SC	13	2,556	0.7%	308	0.8%
IN	32	15,552	4.0%	1,906	4.9%	CO	4	2,501	0.6%	126	0.3%
MN	21	15,341	3.9%	2,500	6.4%	WV	16	2,490	0.6%	109	0.3%
TN	50	15,117	3.9%	1,103	2.8%	UT	3	2,432	0.6%	280	0.7%
NC	37	13,935	3.6%	1,435	3.7%	CT	2	1,767	0.5%	55	0.1%
AL	53	12,151	3.1%	873	2.2%	MT	7	1,563	0.4%	43	0.1%
GA	33	11,473	2.9%	1,576	4.0%	NV	2	1,361	0.3%	81	0.2%
AZ	9	10,759	2.8%	909	2.3%	DE	4	1,167	0.3%	133	0.3%
MA	5	10,461	2.7%	1,026	2.6%	ND	2	954	0.2%	28	0.1%
PA	22	9,595	2.5%	1,836	4.7%	VT	2	420	0.1%	24	0.1%
KY	26	9,424	2.4%	1,148	2.9%	WY	1	307	0.1%	21	0.1%
NY	26	9,265	2.4%	680	1.7%	OR	1	136	0.0%	9	0.0%
AR	12	8,891	2.3%	544	1.4%	SD	1	81	0.0%	9	0.0%
OK	21	7,633	2.0%	977	2.5%	Total U.S.	797	$381,436	98.0%	38,709	98.9%
MO	12	6,119	1.6%	1,138	2.9%	BC	2	4,408	1.1%	253	0.6%
KS	11	5,590	1.4%	648	1.7%	ON	3	1,984	0.5%	101	0.3%
VA	17	5,479	1.4%	204	0.5%	AB	1	933	0.2%	51	0.1%
NJ	3	4,909	1.3%	366	0.9%	MB	1	333	0.2%	25	0.1%
WA	15	4,311	1.1%	150	0.4%	Total Canada	7	$7,658	2.0%	430	1.1%
						Grand Total	804	$389,094	100.0%	39,139	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2022, master leases contributed to 67.7% of the ABR associated with multi-site tenants (418 of our 489 properties), and 40.8% of our overall ABR (489 of our 804 properties).

As of December 31, 2022, approximately 99.4% of our portfolio, representing all but three of our properties, were subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. The leases for six properties, representing approximately 1.2% of our ABR, will expire during 2023. As of December 31, 2022, the ABR weighted average remaining term of our leases was approximately 10.9 years. Less than 4% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 56.4% of our ABR was derived from leases that will expire after 2030, and no more than 6.2% of our ABR was derived from leases that expire in any single year prior to 2030. The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2022.

20%
10%
0%
1.2%
3.7%
1.8%
5.0%
6.2%
6.1%
5.7%
14.0%
2.2%
8.1%
4.7%
1.6%
3.3%
6.8%
4.3%
2.0%
1.8%
1.5%
5.3%
11.2%
3.5%
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
Thereafter

Expiration Year	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038	2039	2040	2041	2042+
Number of properties	6	11	19	35	29	35	72	101	33	62	49	33	17	87	23	35	11	31	42	70
Number of leases	9	11	22	35	31	35	73	101	33	63	49	33	17	87	23	35	11	31	42	70

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# Properties	ABR ($000s)	ABR as a % of Total Portfolio	Square Feet (000s)	SF as a % of Total Portfolio
2023	6	$4,865	1.2%	559	1.4%
2024	11	14,224	3.7%	1,689	4.3%
2025	19	6,904	1.8%	385	1.0%
2026	35	19,317	5.0%	1,413	3.6%
2027	29	23,974	6.2%	2,079	5.3%
2028	35	23,742	6.1%	2,248	5.7%
2029	72	22,356	5.7%	2,724	7.0%
2030	101	54,280	14.0%	5,110	13.1%
2031	33	8,622	2.2%	804	2.1%
2032	62	31,420	8.1%	3,469	8.9%
2033	49	18,479	4.7%	1,575	4.0%
2034	33	6,295	1.6%	409	1.0%
2035	17	12,774	3.3%	1,927	4.9%
2036	87	26,414	6.8%	2,931	7.5%
2037	23	16,892	4.3%	1,124	2.9%
2038	35	7,962	2.0%	437	1.1%
2039	11	6,940	1.8%	803	2.1%
2040	31	5,744	1.5%	312	0.8%
2041	42	20,534	5.3%	1,737	4.4%
2042	59	43,460	11.2%	4,813	12.3%
Thereafter	11	13,896	3.5%	2,372	6.0%
Untenanted properties	3	—	0.0%	219	0.6%
Total	804	$389,094	100.0%	39,139	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2022, leases contributing 97.3% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2022 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (1)
Annually	79.2%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.6%	3.0%
Every 4 years	1.0%	2.4%
Every 5 years	7.9%	1.8%
Other escalation frequencies	6.5%	1.6%
Flat	2.7%	—
Total/ABR Weighted Average	100.0%	2.0%

(1)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2022, leases contributing 7.5% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2022, are displayed in the following chart:

If requested by a tenant, we may, subject to the tenant’s history, creditworthiness, and other relevant considerations, agree to reimburse the tenant for property expansion or improvement costs that it incurs in connection with improvements at a property, 100% of which it leases from us. In exchange for such reimbursement, we generally receive contractually specified rent that increases proportionally with our funding. For example, we may agree to reimburse a tenant, up to a specified amount, for property expansion or improvement costs that it incurs in improving a commercial facility on its property. Generally, as we reimburse the tenant for property expansion or improvement costs, the rent will increase proportionally with our funding, which typically allows us to achieve a consistent cash yield on our funding throughout improvement.

Investment Guidelines

We seek to acquire primarily freestanding, single-tenant commercial real estate properties located in the United States that are under lease and fully occupied at the time of acquisition. We also seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we expect to take into account the percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating acquisition opportunities, we may also pursue opportunistic investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will generally not result in any one tenant representing more than 5% of ABR. We are focused primarily on investing in the industrial, healthcare, restaurant, and retail property types, and consider certain office properties acquired in connection with a portfolio of other assets. Within each property type, we target specific acquisition opportunities in a highly selective manner.

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
•
Office. Our portfolio includes single-tenant corporate headquarters, mission-critical business operations, and call centers with creditworthy tenants where the property is strategically located or important to the tenant’s business. While not a strategic priority of ours, key considerations for us when making office investments as part of a broader portfolio acquisition include a strong tenant credit profile, tenant’s previous investment in the property, occupancy costs relative to the market, divisibility of the space, cost associated with repositioning the space upon lease expiration and whether the property is subject to a master lease with multiple operating locations in a different property type.

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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us, and may have a higher target leverage profile. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Human Capital

As of December 31, 2022, we employed 73 full-time employees, comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business.

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

As part of our commitment to our employees, we are focused on the following:

•
Diversity, Equity, and Inclusion (“DE&I”) – We are committed to providing equal opportunity in all aspects of employment and cultivating a diverse, equitable, and inclusive workplace. We believe that diverse backgrounds and experiences help drive our performance and are important assets for our company. To that end, we value and advance the diversity, equity, and inclusion of the people with whom we work. Our cross-functional DE&I committee spearheads our ongoing efforts to deepen our commitment to this important initiative and drive our education, including diversity trainings on topics such as unconscious bias, and inclusive leadership and culture. The committee also focuses on employee engagement, policy reviews, recruitment, and monetary donations to external DE&I focused programs and organizations and sponsorship of employee groups. DE&I is a critical business imperative that requires ongoing focus and commitment; therefore, our efforts to promote greater diversity, equity, and inclusion within and beyond our workplace have been instituted as a regular reporting item for our employees and our Board of Directors.
•
Career Development – We strive to create an engaging work experience that allows for career development and related opportunities. We offer numerous opportunities for our employees to engage in personal and professional development, including educational support and opportunities for tuition assistance and reimbursement, participation in industry conferences and networking events, individual leadership and management training, access to an online learning library and professional book club providing an extensive collection of learning and development opportunities, lunch and learn meetings with our CEO and senior management team, group trainings (e.g., underwriting, real estate fundamentals, cyber security, computer skills, safety, ethics, harassment prevention, and DE&I related content), peer mentorship opportunities, and reimbursement for continuing education.
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
•
Community Engagement – We believe in our responsibility to help the communities around us by providing support to charitable organizations and encourage living philanthropically. We offer regular volunteer and giving opportunities throughout the year that provide our employees with meaningful civic involvement. Since our inception, we have facilitated opportunities for our employees to contribute time and resources to benefit local nonprofit organizations. Our community engagement efforts are led by our employees through a dedicated committee that is responsible for engaging with community organizations, planning and organizing various opportunities for employees to make a difference through volunteer giving and service, and civic involvement with non-profit organizations, and corporate donations.

We believe that the initiatives described above will help us attract, hire, and retain employees.

Principal Executive Offices

Our principal executive offices are located at 800 Clinton Square, Rochester, New York, 14604, and our telephone number is (585) 287-6500.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, certain losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. Certain other losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being an additional insured on our tenants’ liability policies, we separately maintain commercial general liability coverage on the entire portfolio and, in certain instances, general or specific (e.g., flood) property-level insurance coverage on certain properties or pursuant to the terms of certain of our leases. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

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

Environmental Matters

Federal, state, and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under many of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up or otherwise address hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up, and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault and regardless of, whether the owner, operator, or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up, and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

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

Company Information

Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, are accessible free of charge at http://investors.bnl.broadstone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may access materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov.

We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board of Director’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as other corporate governance policies and documents. Amendments to, and waivers granted to our directors and executive officers under our Code of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 800 Clinton Square, Rochester, New York 14604. Stockholders may also call (585) 287-6500.

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
•
Our portfolio is concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.
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
•
As of December 31, 2022, we had approximately $2.0 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
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

Our portfolio consists primarily of single-tenant net leased properties and we are dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. An actual or anticipated tenant default, bankruptcy, or vacancy, or speculation in the press or investment community about an actual or anticipated tenant default, bankruptcy, or vacancy may also negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our Common Stock. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.

This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2022, master leases contributed to approximately 67.7% of our ABR associated with multi-site tenants (418 of our 489 multi-site tenant properties), and approximately 40.8% of our overall ABR (489 of our 804 properties). A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2022, the ABR weighted average remaining term of our leases was approximately 10.9 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us. In addition, properties leased pursuant to long-term leases at below market rental rates or with below market rent escalations may be less attractive to potential buyers, which could affect our ability to sell such properties at an acceptable price or at all.

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.

Our growth strategy depends significantly on acquiring new properties. From 2015 to 2022, we have acquired an average of $500.0 million of new properties per year, with a low of $100.0 million and a high of $1.0 billion. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions.

Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2023 and beyond. If we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us. Furthermore, our acquisition volume within each year has not always been consistent on a quarterly basis, nor can we guarantee it will be consistent in the future. As a result, our acquisition results that we report on a quarterly basis may not meet investors’ expectations and could negatively impact the value of our Common Stock.

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

We may be unable to sell a property at the time we desire on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.

Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers, increases in market capitalization rates and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. As a result of the uncertainty of market conditions, we cannot provide any assurance that we will be able to sell properties at a profit, or at all. In addition, and subject to certain safe harbor provisions, the Code generally imposes a 100% tax on gain recognized by REITs upon the sale or disposition of property other than a foreclosure property, if the property is held primarily for sale to customers in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective or require us to conduct such sales through our taxable REIT subsidiary (“TRS”), which would be subject to U.S. federal and state income taxation. Accordingly, our ability to access capital through dispositions of properties may be limited, which could limit our ability to fund future capital needs.

We may not be able to obtain acquisition financing or obtain other capital from third-party sources on favorable terms or at all, which could materially and adversely affect our growth prospects and our business.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital from the equity and/or debt markets depends, in part, on:

•
general market conditions;
•
the market’s perception of our growth potential;
•
our current debt levels;
•
our current and expected future earnings;
•
the performance of our portfolio;
•
our cash flow and cash distributions;
•
external valuations by credit ratings agencies and analysts; and
•
the market price per share of our Common Stock.

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

If interest rates continue to increase, so could our interest costs for any new debt and our existing variable-rate debt obligations. Absent a simultaneous increase in acquisition yields, this increased cost could make the financing of any acquisition more expensive and lower our current and future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. See “Risks Related to Debt Financing” for additional information. In addition, an increase in interest rates could decrease the access current and prospective tenants have to credit, thereby decreasing the amount they are willing to pay to lease our assets and consequently limiting our ability, if necessary, to reposition our portfolio promptly in response to changes in economic or other conditions. Furthermore, the distribution yield on our Common Stock will influence the price of such Common Stock. Thus, an increase in market interest rates may lead prospective purchasers of our Common Stock to expect a higher distribution yield, which could adversely affect the market price of our Common Stock. See “Risks Related to Ownership of Our Common Stock” for more information. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected.

Security breaches and other technology disruptions could compromise our information systems and expose us to liability, which could materially and adversely affect us.

Information security risks generally have increased in recent years due to the increased technological sophistication and activities of perpetrators of cyber-attacks. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and our employees, and financial and strategic information about us. In addition to our internal information systems, we also rely on third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, potential liability, and competitive disadvantage. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the California Consumer Protection Act, contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. Any of the above risks could materially and adversely affect us.

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

As we continue to acquire properties pursuant to our growth strategy, our portfolio may become less diversified, which could materially and adversely affect us.

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

We face significant competition for acquiring properties from both publicly traded REITs and private investors that have greater resources than we do, which could materially and adversely affect us.

We face significant competition from other entities engaged in real estate investment activities, including publicly traded and privately held REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our growth strategy. Any failure to grow through acquisitions as a result of the significant competition we face could materially and adversely affect us.

We face significant competition for tenants, which could materially and adversely affect us, including our occupancy, rental rates, results of operations, and business.

We compete with numerous developers, owners, and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants or we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.

Our performance may be negatively impacted by our recently announced management transitions, and we may not be able to successfully manage the transition process.

In January 2023, we announced that Christopher J. Czarnecki will resign from his roles as the President and Chief Executive Officer (“CEO”) of the Company and from the Board of Directors effective February 28, 2023. Our Board of Directors has named the Company’s Executive Vice President and Chief Operating Officer (“COO”), John Moragne, to succeed Mr. Czarnecki as CEO of the Company and intends to appoint Mr. Moragne as a director to replace Mr. Czarnecki upon his departure. In light of the CEO transition, our Board of Directors approved a series of management team promotions, including: (1) the Company’s Executive Vice President and Chief Financial Officer (“CFO”), Ryan Albano, being named as President and COO of the Company; and (2) the Company’s Senior Vice President, Capital Markets & Credit Risk, Kevin M. Fennell, being named to succeed Mr. Albano as the Executive Vice President and CFO of the Company, with each promotion to be effective on February 28, 2023.

Although Mr. Czarnecki has entered into a Chief Executive Officer Transition Agreement, pursuant to which Mr. Czarnecki has agreed to assist in the transition of his role and provide advisory services to the Company through January 31, 2024, there can be no assurance that we will be able to successfully manage this transition. If we do not successfully manage this transition process, it could be viewed negatively by our customers, employees or investors and could have a negative impact on our performance.

The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us.

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our key personnel.

The majority of our senior management team has worked together and collectively managed our business, operations, and portfolio since 2015 and has a strong investment track record. Many of our other key executive personnel, particularly our senior management team, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training key personnel, and arranging necessary financing. The departure of any member of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, which could materially and adversely affect us.

Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.

As of December 31, 2022, approximately 34.6% of our ABR came from properties in our top five states: Texas (9.7%), Michigan (8.4%), Illinois (6.2%), Wisconsin (5.4%), and California (4.8%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, will not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, healthcare, restaurant, office, and retail properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions, could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

Our portfolio is also concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.

As of December 31, 2022, approximately 51.5% of our ABR came from industrial properties, 17.1% from healthcare properties, 13.5% from restaurant properties, 11.5% from retail properties, and 6.5% from office properties. Any adverse developments in one or more of these property types could materially and adversely affect us. For example, the market for restaurant, retail, and office properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, the widespread practice of telecommuting, the adverse changes in consumer spending and consumer preferences for particular goods, services, or store-based retailing, and the excess amount of restaurant, retail and office space in a number of markets. Accordingly, decreases in the demand for restaurant, retail, and/or office properties may have a greater adverse effect on us than if we had fewer investments in these industries. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated property types could materially and adversely affect us.

If one or more of our top 10 tenants, which together represented approximately 19.0% of our ABR as of December 31, 2022, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2022, our top 10 tenants together represented 19.0% of our ABR. Our largest tenant is Roskam Baking Company, which leases seven properties that in the aggregate represent approximately 4.0% of our ABR. Our top 10 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.

We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2022, six leases representing approximately 1.2% of our ABR will expire during 2023. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, leasing commissions, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2022, three of our properties, representing approximately 0.6% of our portfolio, were unoccupied. We may experience difficulties in leasing this vacant space on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

Property vacancies could result in significant capital expenditures and illiquidity, particularly for specialty properties that are suitable for only one use.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. In particular, our specialty properties are designed for a particular type of tenant or tenant use. If tenants of specialty properties do not renew or default on their leases, we may not be able to re-lease properties without substantial capital improvements, which may require significant cost and time to complete. Alternatively, we may not be able to re-lease or sell the property without such improvements or may be required to reduce the rent or selling price significantly. Recently, supply chain disruptions in the construction and building industry have resulted in increased costs and significant delays for building renovation and maintenance projects. This potential illiquidity may limit our ability to modify quickly our portfolio in response to changes in economic or other conditions, including tenant demand. Such occurrences could materially and adversely affect us.

We may experience a higher number of tenant defaults because we lease most of our properties to tenants who do not have an investment grade credit rating.

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2022, only approximately 15.4% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit-assessment tools as well as our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.

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

We rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. As of December 31, 2022, approximately 85.8% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 8.5% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. Ratings or conclusions derived from both S&P Capital IQ and our internal teams rely on such information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.

If a tenant, or the guarantor of a lease of a tenant, commences, or has commenced against it, any legal or equitable proceeding under any bankruptcy, insolvency, receivership, or other debtor’s relief statute or law (collectively, a “bankruptcy proceeding”), we may be unable to collect all sums due to us under that tenant’s lease or be forced to “take back” a property as a result of a default or a rejection of a lease by a tenant in a bankruptcy proceeding. In addition, an actual or anticipated tenant bankruptcy or speculation in the press or investment community about an actual or anticipated tenant bankruptcy may also negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our Common Stock. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. Any or all of the lease obligations of our tenants, or any guarantor of our tenants, could be subject to a bankruptcy proceeding which may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If our lease is rejected by a tenant in bankruptcy, we may only have a general unsecured claim against the tenant and may not be entitled to any further payments under the lease. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. A bankruptcy proceeding could hinder or delay our efforts to collect past due balances and ultimately preclude collection of these sums, resulting in a decrease or cessation of rental payments, which could materially and adversely affect us.

Our properties may be subject to impairment charges.

We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2022, 2021, and 2020, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Critical Accounting Polices – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.

Changes in accounting standards may materially and adversely affect us.

From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, which create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. In addition, any changes may undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence and could materially and adversely affect us. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate as well as their ability to provide accurate or complete financial information to us.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2022, we were party to tax protection agreements covering three properties. Based on values as of December 31, 2022, taxable sales of the applicable properties would trigger liability under the agreements of approximately $10.4 million. In addition, in connection with the Internalization, we entered into a tax protection agreement with Amy L. Tait, the Company’s founder, and certain members of her family (the “Founding Owners’ Tax Protection Agreement”), which has a potential liability of up to $10 million based on values as of December 31, 2022. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time, or on terms, that would be favorable absent such restrictions.

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

As a property owner, we may be subject to environmental liabilities, which could be substantial.

There may be known or unknown environmental liabilities associated with properties we previously owned, currently own, or may acquire in the future. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination. These costs and damages could be substantial. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as industrial properties or auto parts and auto service businesses using petroleum products, paint, machine solvents, and other hazardous materials. We typically undertake customary environmental diligence prior to our acquisition of any property, including obtaining Phase I environmental site assessments. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own.

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

Some of our properties may contain, or may have contained, asbestos-containing building materials (“ACM”). Strict environmental, health, and safety laws govern the presence, maintenance, and removal of ACM. These laws may impose fines and penalties on employers, building owners, or operators for failure to comply with these laws. In addition, third parties may seek recovery from employers, owners, or operators for personal injury associated with exposure to asbestos. If we become subject to any of these penalties or other liabilities as a result of ACM at one or more of our properties, it could have a material adverse effect on us.

Our ability to effectively monitor and respond to the rapid and ongoing developments and expectations regarding our environmental, social, and governance (“ESG”) practices, may impose unexpected costs or result in reputational or other harm that could have a material adverse effect on our business.

There are rapid and ongoing developments and changing expectations relating to ESG matters as governmental entities, investors, employees, and other stakeholders have begun to focus increasingly on ESG practices, including those that relate to corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If we are unable to adequately recognize and effectively respond to such developments and governmental, societal, investor, and consumer expectations relating to our ESG practices, we may miss corporate opportunities, become subject to additional scrutiny, incur unexpected and significant costs, or experience damage to our reputation. If any of these events were to occur, there may be a material adverse effect on our business.

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

Our core business is the ownership of commercial real estate that is net leased on a long-term basis to businesses in the industrial, healthcare, restaurant, retail, and office sectors. Accordingly, our performance is subject to risks generally attributable to the ownership of commercial real property, including:

•
changes in supply and demand for single-tenant space in the industrial, healthcare, restaurant, retail, and office sectors;
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

A significant portion of our portfolio is leased to tenants operating businesses that directly or indirectly rely on discretionary consumer spending. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices and a downturn in the economy could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us. Accordingly, adverse economic conditions such as high unemployment levels, an increase in interest rates, a decrease in available financing, high inflation, labor and workforce shortages, supply chain issues, tax rates, and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown or recession, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a decline in economic conditions could materially and adversely affect us.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future, including increases to interest rates on our borrowings set to reprice in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and their ability to pay rent owed to us, which in turn could materially and adversely affect us.

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

As a result of climate change, our properties in certain markets could experience increases in storm intensity, flooding, drought, wildfires, rising sea levels, and extreme temperatures. The potential physical impacts of climate change on our properties are uncertain and would be particular to the geographic circumstances in areas in which we own property. Over time, these conditions could result in volatile or decreased demand for certain of our properties or, in extreme cases, the inability of our tenants to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance (or making insurance unavailable), increasing the cost of energy at our properties, or requiring us to spend funds to repair and protect our properties against such risks. In addition, we also face business trend-related climate risks as investors, employees and other stakeholders are increasingly taking into account ESG factors, including climate risks. Our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Moreover, compliance with new federal and state-level laws or regulations related to climate change, including climate change disclosures, compliance with “green” building codes or other laws or regulations relating to reduction of carbon footprints and/or greenhouse gas emissions, may require us to make significant cash expenditures both at the property and corporate level. Furthermore, our tenants’ increased costs associated with compliance with such laws or regulations could negatively impact our tenants’ operating results and ability to pay rent. Any of these occurrences could materially and adversely impact us.

Natural disasters, pandemics or epidemics, terrorist attacks, other acts of violence or war, or other catastrophic events could materially and adversely impact us.

Natural disasters, pandemics or epidemics, terrorist attacks, other acts of violence or war, or other catastrophic events (e.g., hurricanes, floods, earthquakes, or other types of natural disasters or wars or other acts of violence) could cause damage to our properties, materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease, or result in increased volatility in the U.S. and worldwide financial markets and economy. Such occurrences also could result in or prolong an economic recession in the United States. We own properties in regions that have historically been impacted by natural disasters and it is probable such regions will continue to be impacted by such events. If a disaster occurs, we could suffer a complete loss of capital invested in, and any profits expected from, the affected properties. Any of these occurrences could materially and adversely affect us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants are generally required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and loss payee (or mortgagee, in the case of our lenders) on their property policies. Additionally, most tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. In addition, if uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.

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

Risks Related to Debt Financing

As of December 31, 2022, we had approximately $2.0 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2022, we had approximately $2.0 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

The United States and global financial markets have experienced periods of significant volatility and disruption in the past, and are expected to continue to do so in the future. Recent disruptions in the capital markets have resulted in constrained equity and debt capital available for investment in the real estate market and increases in capitalization rates. Future events or sustained negative conditions may also reduce the availability of financing, make financing terms less attractive, as well as negatively impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. Uncertainty in the credit markets could also negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2022, we believe we were in compthrliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

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

The spread we pay over applicable reference rates for our unsecured credit facilities is determined based on our current credit ratings of ‘Baa2’ and ‘BBB’ from Moody’s and S&P, respectively. The ratings are based on a number of factors, including an assessment of our financial strength, portfolio size and diversification, credit and operating metrics, and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings it could adversely affect our cost of capital, liquidity, and access to capital markets. Factors that could negatively impact our credit ratings include, but are not limited to: a significant increase in our leverage on a sustained basis, a significant increase in the proportion of secured debt levels, a significant decline in our unencumbered asset base, and a significant decline in our portfolio diversification.

We may be adversely affected by changes in LIBOR or CDOR reporting practices, the methods by which LIBOR or CDOR are determined, or the use of alternative reference rates.

As of December 31, 2022, we had approximately $400 million of debt outstanding for which the interest rate was tied to London Interbank Offered Rate (“LIBOR”). Further, pursuant to alternative currency clauses in our unsecured revolving credit agreement, we had approximately C$100 million of debt outstanding for which the interest rate was tied to the Canadian Dollar Offered Rate (“CDOR”) as of December 31, 2022. Additionally, as of December 31, 2022, we had entered into interest rate swaps totaling $640 million and C$60 million that fix the LIBOR and CDOR components of our debt, respectively, through various tenors.

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

In December 2021, the Canadian Alternative Reference Rate Working Group (“CARR”) which was established by the Bank of Canada’s Canadian Fixed-Income Forum to coordinate Canadian interest rate reform, recommended that Refinitiv Benchmark Services (UK) Limited (“Refinitiv”) cease its calculation and publication of CDOR after June 30, 2024. CARR also recommended that by June 30, 2023, all new securities use the Canadian Overnight Repo Rate Average (“CORRA”), subject to certain limited exceptions. On May 16, 2022, Refinitiv announced the cessation of the calculation and publication of CDOR after June 28, 2024. On January 11, 2023, CARR announced development of a new Term CORRA benchmark that is expected to be available for use by the third quarter of 2023.

We are monitoring and evaluating the related risks which arise in connection with transitioning our Canadian dollar-denominated debt to a new alternative rate, including any resulting value transfer that may occur. There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR or CDOR and any other unforeseen impacts of the potential discontinuation of LIBOR or CDOR. Any changes in LIBOR or CDOR reporting practices, the methods by which LIBOR or CDOR are determined, or the use of alternative reference rates may adversely affect us.

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

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the OP or any future member thereof, on the other. Our directors and officers have duties to our Company under applicable Maryland law in connection with the management of our Company. At the same time, we, as the managing member of the OP, will have fiduciary duties and obligations to the OP and its members under New York law and the OP Agreement in connection with the management of the OP. Our fiduciary duties and obligations, as the managing member of the OP, and its members may come into conflict with the duties of our directors and officers to our Company.

While we intend to avoid situations involving conflicts of interest, there may be situations in which the interests of the OP may conflict with our interests. Our activities specifically authorized by or described in the OP Agreement may be performed by us and will not, in any case or in the aggregate, be deemed a breach of the OP Agreement or any duty owed by us to the OP or any member. In exercising our authority under the OP Agreement, we may, but are under no obligation to, take into account the tax consequences of any action we take. Other than liabilities associated with tax protection agreements that we have entered into, we and the OP have no liability to a non-managing member under any circumstances as a result of an income tax liability incurred by such non-managing member as a result of an action (or inaction) by us pursuant to our authority under the OP Agreement.

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

We believe that we, the OP, and the subsidiaries of the OP do not and will not fall within the definition of “investment company” under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property through our wholly or majority-owned subsidiaries. Accordingly, we believe that we and the OP are and will be primarily engaged in the non-investment company business of such subsidiaries and therefore will not fall within the aforementioned definition of “investment company.”

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

Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain. In addition, legislation, new regulations, administrative interpretations, or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

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
•
If we should fail to satisfy the 75% gross income test or the 95% gross income test, but have nonetheless maintained our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on the greater of the gross income amount by which we fail the 75% or the 95% test multiplied in either case by a fraction generally intended to reflect our profitability without regard to our long-term capital gain.
•
Similarly, if we should fail to satisfy the asset tests or other requirements applicable to REITs, yet nonetheless qualify as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty. The amount of the penalty will be at least $50,000 per failure, and, in the case of certain asset test failures, will be equal to the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.

•
We may perform additional, non-customary services for tenants of our buildings through a TRS, including real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes.
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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, computed without regard to the dividends paid deduction and our net capital gain, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income each year, computed without regard to the dividends paid deduction and including our net capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to satisfy these distribution requirements to maintain our REIT status and avoid the payment of income and excise taxes, we may need to take certain actions to raise funds if we have insufficient cash flow, such as borrowing funds, raising additional equity capital, selling a portion of our assets or finding another alternative to make distributions to our stockholders. We may be forced to take those actions even if the then-prevailing market conditions are not favorable for those actions. This situation could arise from, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our Common Stock. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the trading price of our Common Stock.

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

In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions, we have entered or will enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited. With respect to the existing tax protection agreements with property contributors (excluding the Internalization), as of December 31, 2022, our potential indemnification obligation for the taxable sale of those properties is approximately $10.4 million.

In connection with the Internalization, we entered into the Founding Owners’ Tax Protection Agreement, pursuant to which we have agreed to indemnify the Founding Owners (as defined in the Founding Owners’ Tax Protection Agreement) against the applicable income tax liabilities resulting from: (1) the sale, exchange, transfer, conveyance, or other disposition of the assets of BRE that we acquired in the Internalization (the “Contributed Property”) in a taxable transaction prior to February 7, 2030; and (2) our failure to offer the Founding Owners the opportunity to guarantee or otherwise bear the economic risk of loss with respect to specific types of the OP’s indebtedness in order to enable them to continue to defer the applicable income tax liabilities associated with the allocation of that indebtedness. Our maximum liability under the Founding Owners’ Tax Protection Agreement is capped at $10 million.

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

Changes to the U.S. federal income tax laws could have a material and adverse effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations and changes to the application of existing tax rules by U.S. federal, state, local, and foreign governments, in addition to statutory changes. No assurance can be given as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted.

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
•
actual or anticipated tenant defaults, bankruptcies, or vacancies, or speculation in the press or investment community about actual or anticipated tenant defaults, bankruptcies, or vacancies;
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

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. However, we may not be able to continue to generate sufficient cash flow from our properties to permit us to make the distributions we expect. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can provide no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. For instance, our Revolving Credit Facility contains provisions that restrict us from paying distributions if an event of default exists, other than distributions required to maintain our REIT status. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of our board of directors, and the form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our board of directors deems relevant.

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

Stockholders

As of February 17, 2023, there were approximately 527 holders of record of our Common Stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our Common Stock than record holders.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Not applicable.

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Total Return Performance
170
160
150
140
130
120
110
100
90
80
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Broadstone Net Lease
Russell 2000
MSCI US REIT Index

	December 31,
	2017	2018	2019	2020	2021	2022
Broadstone Net Lease	100.00	113.10	119.00	114.40	151.70	105.10
Russell 2000	100.00	89.00	111.70	134.00	153.90	122.40
MSCI US REIT Index	100.00	95.40	120.10	111.00	158.80	119.90

Prior to our IPO in September 2020 and the listing of our common stock on the NYSE, we sold shares of common stock in a private offering at a share price established by the committee of our board of directors comprised of our independent directors (“Independent Directors Committee”) based on the net asset value of our portfolio, input from management and third-party consultants, and such other factors the Independent Directors Committee deemed necessary. Subsequent to our IPO and listing of our common stock on the NYSE, our share price is determined by market participants.

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

Overview

We own and manage primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. As of December 31, 2022, our portfolio has grown to 804 properties, with 797 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

•
Diversified Portfolio. As of December 31, 2022, our portfolio comprised approximately 39.1 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
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
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.7% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by 221 different commercial tenants who operate 211 different brands that are diversified across 55 different industries, with no single tenant accounting for more than 4.0% of our ABR.
•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2022, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.9 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 94.3% of our tenants, based on ABR, provide financial reporting, of which 85.8% are required to provide us with specified financial information on a periodic basis and an additional 8.5% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Factors That Impact Our Result of Operations

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that typically impact our results of operations and financial condition, include rental rates, property dispositions, lease renewals and occupancy, investment activity, net lease terms, interest expense, general and administrative expenses, tenant bankruptcies, and impairments.

Rental Rates

Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2022, leases contributing approximately 97.3% of our ABR provided for increases in future annual base rent, generally ranging from 1.5% to 2.5% annually, with an ABR weighted average minimum increase of 2.0%. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 11.6% of our rent escalators are based on an increase in the CPI over a specified period and 2.7% of our leases are flat leases, meaning they do not provide for rent increases during their terms.

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

Lease Renewals and Occupancy

As of December 31, 2022, the ABR weighted average remaining term of our portfolio was approximately 10.9 years, excluding renewal options, and leases for six properties will expire during 2023. Less than 4% of the properties in our portfolio are subject to leases without at least one renewal option. Approximately 56.4% of our ABR was derived from leases that will expire after 2030, and no more than 6.2% of our ABR was derived from leases that expire in any single year prior to 2030. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our portfolio was 99.4% occupied as of December 31, 2022.

Investment Activity

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property investments. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our investment volume also depends on our ability to access third-party debt and equity financing.

Net Lease Terms

Substantially all of our leases are net, pursuant to which our tenant generally is obligated to pay most recurring expenses associated with the leased property including real estate taxes, insurance, maintenance, and repairs. The remaining leases generally require that we pay some property expenses such as real estate taxes, insurance, or certain repairs and maintenance. Additionally, we seek to use master lease structures when possible, pursuant to which we lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. As of December 31, 2022, master leases contributed 67.7% of the ABR associated with multi-site tenants (418 of our 489 properties), and 40.8% of our overall ABR (489 of our 804 properties).

Interest Expense

We anticipate that we will continue to incur debt to fund future investment activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. Any changes to our debt structure or debt financing associated with property investments, could materially influence our operating results depending on the terms of any such debt. Our current investment grade credit ratings are ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”), which allow us to take advantage of the lower cost of debt. However, a downgrade in our credit rating, or interest rate change due to governmental monetary and tax policies, domestic and international economic and political conditions, or other factors beyond our control, could also increase the amount of interest we pay under our debt agreements.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 10.9 years as of December 31, 2022. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2022, substantially all of our leases had contractual lease escalations, with an annual weighted average of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual lease escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, we are limited in our same store rental revenue inflation protection.

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

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2022, we recognized $5.5 million of impairment due to a change in our long-term hold strategy for three properties.

Results of Operations

Discussion of our Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2021 Compared to Year Ended year ended December 31, 2020.”

Overview

As of December 31, 2022, our real estate investment portfolio included 804 commercial real estate properties, with 797 properties located in 44 U.S. states and seven properties located in four Canadian provinces, and leased to tenants in various industries. All but three of our properties were subject to a lease as of December 31, 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Lease revenues, net

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Revenues:
Contractual rental amounts billed for operating leases	$359,317	$308,624	$50,693	16.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,353	19,847	2,506	12.6%
Write-off of accrued rental income	(1,326)	(442)	(884)	>100.0%
Variable rental amount earned	1,507	768	739	96.2%
Earned income from direct financing leases	2,856	2,909	(53)	(1.8)%
Interest income from sales-type leases	58	58	-	-%
Operating expenses billed to tenants	19,779	17,462	2,317	13.3%
Other income from real estate transactions	3,069	33,549	(30,480)	(90.8)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(100)	101	(201)	<(100.0)%
Total Lease revenues, net	$407,513	$382,876	$24,637	6.4%

The increase in Lease revenues, net was primarily due to growth in our real estate portfolio through accretive property acquisitions during 2021 and 2022 partially offset by the reductions of revenues associated with property dispositions. During the year ended December 31, 2022, we invested $907.2 million, in 87 properties at a weighted average initial cash capitalization rate of 6.4%. The increase in lease revenues was partially offset by a decrease in lease termination fee income, which we classified as other income from real estate transactions in the table above. During the year ended December 31, 2022, we recognized $2.5 million of lease termination income, compared to $35.0 million in lease termination fee income during the year ended December 31, 2021. In September 2021, we executed the early termination of a long-term, master lease with an investment-grade office tenant in exchange for a termination fee of $35.0 million. Simultaneously, we sold the underlying vacant properties to an unrelated third party. Through these simultaneous transactions, we recorded $33.8 million of revenue, $4.1 million of amortization, and $25.7 million of impairment, for a net $4.0 million increase to net income. This resulted in a $33.8 million increase to generated FFO, but no impact to generated AFFO or net debt to annualized adjusted EBITDAre. Refer to our non-GAAP reconciliations in the Non-GAAP Measures section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Operating expenses:
Depreciation and amortization	$154,807	$132,096	$22,711	17.2%
Property and operating expense	21,773	18,459	3,314	18.0%
General and administrative	37,375	36,366	1,009	2.8%
Provision for impairment of investment in rental properties	5,535	28,208	(22,673)	(80.4)%
Asset management fees	—	—	—	—
Property management fees	—	—	—	—
Total operating expenses	$219,490	$215,129	$4,361	2.0%

Depreciation and amortization

The increase in depreciation and amortization was due to growth in our real estate portfolio during the year ended December 31, 2022, partially offset by a decrease in certain accelerated amortization associated with certain lease terminations during the year ended December 31, 2021, as discussed in Lease revenues, net above.

Property and operating expense

The increase in property and operating expense was primarily attributable to the number of properties we own for which we are responsible for engaging a third-party manager to manage ongoing property maintenance, along with insurance and real estate taxes associated with those properties. We pay a majority of these expenses and are reimbursed by the tenants under the terms of the respective leases. There was a corresponding increase in operating expenses billed to tenants, which is included within Lease revenues, net.

Provision for impairment of investment in rental properties

During the year ended December 31, 2022, we recognized $5.5 million of impairment on our investments in rental properties, primarily due to a change in our long-term hold strategy for three properties, compared to $28.2 million of impairment during the year ended December 31, 2021. The following table presents the impairment charges for their respective periods:

	Year Ended December 31,
(in thousands, except number of properties)	2022	2021
Number of properties	3	7
Carrying value prior to impairment charge	$12,721	$48,604
Fair value	7,186	20,396
Impairment charge	$5,535	$28,208

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2022	2021	$	%
Other income (expenses)
Interest income	$44	$17	$27	>100.0%
Interest expense	(78,652)	(64,146)	14,506	22.6%
Cost of debt extinguishment	(308)	(368)	(60)	(16.3)%
Gain on sale of real estate	15,953	13,523	2,430	18.0%
Income taxes	(1,275)	(1,644)	(369)	(22.4)%
Change in fair value of earnout liability	—	(5,539)	5,539	(100.0)%
Other income (expenses)	5,690	(62)	(5,752)	>(100.0)%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the year ended December 31, 2022, compared to the year ended December 31, 2021. Since December 31, 2021, we increased total outstanding borrowings by $334.9 million to partially fund our acquisitions. Of our total outstanding indebtedness, approximately 93.5% is fixed or hedged via interest rates swaps and therefore not subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2022, we recognized gains of $16.0 million on the sale of eight properties, compared to gains of $13.5 million on the sale of 31 properties during the year ended December 31, 2021.

Change in fair value of earnout liability

The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Consolidated Statements of Income and Comprehensive Income. The change in the fair value of the earnout liability during the year ended December 31, 2022, reflects our achievement of all four milestones applicable to the earnout during the year ended December 31, 2021.

Other income (expenses)

The change in other income during the year ended December 31, 2022 was primarily $5.6 million of unrealized foreign exchange gain recognized on the remeasurement of our $100 million CAD revolver borrowings, compared to a $0.2 million unrealized foreign exchange loss recognized during the year ended December 31, 2021.

Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2022	2021	$	%
Net income	$129,475	$109,528	$19,947	18.2%
Net earnings per diluted share	0.72	0.67	0.05	7.5%

The increase in net income is primarily due to revenue growth of $24.6 million, together with a $22.7 million decrease in the provision for impairment. These factors were partially offset by a $22.7 million increase in depreciation and amortization and a $14.5 million increase in interest expense.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We invest in real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of December 31, 2022, we had total debt outstanding and Net Debt of $2.0 billion each, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.2x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, and to fund our acquisitions that are under control or expected to close within a short time period. We do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances, net cash provided by operating activities, borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities and cash flows in excess of distributions.

As detailed in the contractual obligations table below, we have approximately $87.5 million of expected obligations due throughout 2023, primarily consisting of $7.6 million of mortgage maturities, and $79.2 million of interest expense due, including the impact of our interest rate swaps. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to either repay the maturing mortgages with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility, or refinance with property-level borrowings.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. As of December 31, 2022, we have $802.7 million of available capacity under our Revolving Credit Facility.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from selective sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property. Mortgages, however, are not currently a strategic focus of the active management of our capital structure.

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. As of December 31, 2022, we have $145.4 million of available capacity under our ATM Program.

The following table presents information about our ATM Program activity:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2022	2021

Number of common shares issued	10,471	1,072
Weighted average sale price per share	$21.66	$26.26
Net proceeds	$222,895	$27,300
Gross proceeds	226,483	28,100

In August 2022, we completed a public offering to sell an aggregate of 13,000,000 shares of common stock at a price of $21.35 per share, subject to certain adjustments, in connection with a forward sale agreement. On December 28, 2022, we settled all 13,000,000 outstanding shares for net proceeds of $272.6 million, after deducting underwriting discounts and commissions of $3.4 million and $0.6 million in other expenses.

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

Unsecured Indebtedness and Capital Markets Activities as of and for the Year Ended December 31, 2022

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at December 31, 2022.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$197,322	Applicable reference rate + 0.85%	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95%	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25%	Aug. 2029
Total unsecured term loans	900,000
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Total unsecured debt	$1,947,322
Revolving Credit Facility

On January 28, 2022, we amended and restated the Revolving Credit Facility, upsizing the capacity to $1 billion and extending its maturity date to March 2026. In addition to United States Dollars (“USD”), borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros or Canadian Dollars (“CAD”) up to an aggregate amount of $500.0 million. Borrowings under the amended credit facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin of 0.85% based on our current credit ratings of ‘BBB’ and ‘Baa2’ from S&P and Moody’s, respectively. In addition, the amended credit facility is subject to a facility fee on the amount of the revolving commitments, based on our credit rating. The applicable facility fee is 0.20% per annum.

2026 Unsecured Term Loan

Borrowings under the 2026 Unsecured Term Loan are subject to interest at variable rates based on LIBOR plus a margin based on our credit rating ranging between 0.85% and 1.65% based on our credit rating. At December 31, 2022, the applicable margin was 1.00%. Upon the cessation of the publication of LIBOR, borrowings under the 2026 Unsecured Term Loan will automatically become subject to SOFR.

2027 Unsecured Term Loan and 2029 Unsecured Term Loan

On August 1, 2022, we entered into two new unsecured bank term loans, including a $200.0 million, five-year term loan that matures in 2027 (the “2027 Unsecured Term Loan”), and a $300.0 million, seven-year term loan that matures in 2029 (the “2029 Unsecured Term Loan”). Borrowings on the new term loans bear interest at variable rates based on adjusted SOFR plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan. At December 31, 2022, the applicable margin was 0.95% and 1.25% for the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan, respectively.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2022, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2022 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Term Loans	Revolving Credit Facility(1)	Senior Notes	Mortgages	Interest Expense(2)	Tenant Improvement Allowances(3)	Operating Leases	Total
2023	$—	$—	$—	$7,582	$79,171	$57	$705	$87,515
2024	—	—	—	2,260	78,906	—	320	81,486
2025	—	—	—	20,195	80,686	—	326	101,207
2026	400,000	197,322	—	16,843	57,180	—	332	671,677
2027	200,000	—	150,000	1,596	42,401	—	277	394,274
Thereafter	300,000	—	700,000	38,278	64,255	—	3,462	1,105,995
Total	$900,000	$197,322	$850,000	$86,754	$402,599	$57	$5,422	$2,442,154
(1)
On January 28, 2022, we amended and restated the Revolving Credit Facility, extending its maturity date to March 2026. The amended agreement contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(2)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2022. This amount includes the impact of interest rate swap agreements.
(3)
We expect to pay tenant improvement allowances out of cash flows from operations or from additional borrowings.

At December 31, 2022 and 2021, investment in rental property of $143.3 million and $161.6 million, respectively, was pledged as collateral against our mortgages.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a tax protection agreement in connection with the Internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2022, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities and a certain mortgage. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on the applicable reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage our interest rate risk by entering into interest rate swaps. As of December 31, 2022, we had 32 interest rate swaps outstanding in an aggregate notional amount of $973.8 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $60.0 million, $27.8 million, and $110.7 million at December 31, 2022, 2021, and 2020, respectively. The table below shows information concerning cash flows for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$255,914	$244,937	$179,028
Net cash used in investing activities	(859,643)	(582,304)	(60,236)
Net cash provided by (used in) financing activities	636,000	254,408	(28,375)
Increase (decrease) in cash and cash equivalents and restricted cash	$32,271	$(82,959)	$90,417

The increase in net cash provided by operating activities during the years ended December 31, 2022 and 2021 was mainly due to growth in our real estate portfolio.

The increase in net cash used in investing activities during the years ended December 31, 2022 and 2021 was mainly due to increased acquisition volume. The increase in 2021 as compared to 2020 was also driven by a decrease in cash paid in connection with the Internalization.

The increase in net cash provided by (used in) financing activities during the year ended December 31, 2022 as compared to the year ended December 31, 2021, mainly reflects an increase in net proceeds from equity and debt offerings in 2022 to fund growth in our real estate portfolio. The change in net cash (used in) financing activities during the year ended December 31, 2021 as compared to the year ended December 31, 2020, mainly reflects an increase in net proceeds from equity and debt offerings in 2021 to fund growth in our real estate portfolio.

Non-GAAP Measures

FFO, Core FFO, and AFFO

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

We compute Core FFO by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, non-cash gains on insurance recoveries, the change in fair value of our earnout liability, cost of debt extinguishments, unrealized and realized gains or losses on foreign currency transactions, severance, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute AFFO, by adjusting Core FFO for certain non-cash revenues and expenses, including straight-line rents, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, loss (gain) on interest rate swaps and other non-cash interest expense, realized gains or losses on foreign currency transactions, stock-based compensation, severance, extraordinary items, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2022		2021	2020
Net income	$129,475		$109,528	$56,276
Real property depreciation and amortization	154,673		131,999	132,613
Gain on sale of real estate	(15,953)		(13,523)	(14,985)
Provision for impairment on investment in rental properties	5,535		28,208	19,077
FFO	$273,730		$256,212	$192,981
Write-off of accrued rental income	1,326		1,938	4,235
Lease termination fee	(2,469)		(35,000)	—
Gain on insurance recoveries	(341)		—	—
Cost of debt extinguishment	308		368	417
Severance	401		1,304	94
Change in fair value of earnout liability	—		5,539	(1,800)
Other (income) expenses	(5,690)	(a)	62	7
Core FFO	$267,265		$230,423	$195,934
Straight-line rent adjustment	(21,900)		(20,304)	(24,066)
Adjustment to provision for credit losses	(5)		(38)	(148)
Amortization of debt issuance costs	3,692		3,854	3,445
Amortization of net mortgage premiums	(104)		(132)	(142)
Loss (gain) on interest rate swaps and other non-cash interest expense	2,514		698	(166)
Amortization of lease intangibles	(4,809)		(3,208)	(1,118)
Stock-based compensation	5,316		4,669	1,989
Deferred taxes	204		—	—
Internalization expenses	—		—	3,705
Capital improvements/reserves	—		—	1,662
AFFO	$252,173		$215,962	$181,095
(a)
Amount includes $5.6 million of unrealized foreign exchange loss, primarily associated with our CAD denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2022	2021	2020
Net income	$36,773	$32,226	$17,619
Depreciation and amortization	45,606	33,476	30,182
Interest expense	23,773	16,997	17,123
Income taxes	105	457	(141)
EBITDA	$106,257	$83,156	$64,783
Provision for impairment of investment in rental properties	—	207	1,678
Gain on sale of real estate	(10,625)	(3,732)	(5,260)
EBITDAre	$95,632	$79,631	$61,201
Adjustment for current quarter acquisition activity (1)	1,283	2,002	1,703
Adjustment for current quarter disposition activity (2)	(440)	(180)	(318)
Adjustment to exclude non-recurring expenses (income) (3)	—	—	182
Adjustment to exclude change in fair value of earnout liability	—	—	6,706
Adjustment to exclude write-off of accrued rental income	—	—	242
Adjustment to exclude gain on insurance recoveries	(341)	—	—
Adjustment to exclude realized/unrealized foreign exchange loss	796	—	—
Adjustment to exclude cost of debt extinguishments	77	—	—
Adjustment to exclude lease termination fees	(1,678)	—	—
Adjusted EBITDAre	$95,329	$81,453	$69,716
Annualized EBITDAre	$382,528	$318,526	$244,805
Annualized Adjusted EBITDAre	$381,316	$325,812	$278,867
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

	As of December 31,
(in thousands)	2022	2021
Debt
Unsecured revolving credit facility	$197,322	$102,000
Unsecured term loans, net	894,692	646,671
Senior unsecured notes, net	844,555	843,801
Mortgages, net	86,602	96,846
Debt issuance costs	10,905	9,842
Gross Debt	2,034,076	1,699,160
Cash and cash equivalents	(21,789)	(21,669)
Restricted cash	(38,251)	(6,100)
Net Debt	$1,974,036	$1,671,391
Net Debt to Annualized EBITDAre	5.2x	5.3x
Net Debt to Annualized Adjusted EBITDAre	5.2x	5.1x

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

Long-lived Asset Impairment

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value. Significant judgment is made to determine if and when impairment should be taken. Management’s assessment of impairment as of December 31, 2022 was based on the most current information available to management. Certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes our impairment charges resulting primarily from changes in our long-term hold strategy with respect to the individual properties:

	Year Ended December 31,
(in thousands, except number of properties)	2022	2021	2020
Number of properties	3	7	7
Carrying value prior to impairment charge	$12,721	$48,604	$55,674
Fair value	7,186	20,396	36,597
Impairment charge	$5,535	$28,208	$19,077

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

Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2022, our annual goodwill impairment test date, we concluded that goodwill was not impaired.

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

The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. Interest rate swaps are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

When an existing cash flow hedge is terminated, we determine the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive income (loss), based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If management determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method. If management determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings at such time.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt and outstanding interest rate swaps had carrying values and fair values of approximately $1.9 billion and $1.7 billion, respectively, as of December 31, 2022. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt and interest rate swaps of approximately $75.8 million as of December 31, 2022.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on applicable reference rate plus an applicable margin, and totaled $1.1 billion as of December 31, 2022, of which $973.8 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase in interest rates would have a corresponding $1.2 million increase in interest expense annually, while a 1% decrease in interest rates would have a corresponding $1.2 million decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2022, our financial instruments were not exposed to significant market risk due to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity and mezzanine equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment in rental property — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company acquired $878.4 million of real estate, excluding capitalized acquisition costs. The Company accounts for acquisitions of real estate as asset acquisitions. For acquired properties accounted for using the operating method, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Acquisition costs are capitalized and included with the allocated purchase price. The Company uses multiple sources to estimate fair value. Factors that impact estimates of fair value include real estate market conditions, industry conditions that the tenant operates in, and characteristics of the real estate and/or real estate appraisals.

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
•
For each real estate acquisition, we compared the purchase price allocated to identifiable tangible and intangible assets and liabilities to the Company’s historical allocation percentages for similar types of properties, identifying outliers for further investigation.
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

February 23, 2023

We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Accounted for using the operating method:
Land	$768,667	$655,374
Land improvements	340,385	295,329
Buildings and improvements	3,888,756	3,242,618
Equipment	10,422	11,870
Total accounted for using the operating method	5,008,230	4,205,191
Less accumulated depreciation	(533,965)	(430,141)
Accounted for using the operating method, net	4,474,265	3,775,050
Accounted for using the direct financing method	27,045	28,782
Accounted for using the sales-type method	571	571
Investment in rental property, net	4,501,881	3,804,403
Cash and cash equivalents	21,789	21,669
Accrued rental income	135,666	116,874
Tenant and other receivables, net	1,349	1,310
Prepaid expenses and other assets	49,661	17,275
Interest rate swap, assets	63,390	—
Goodwill	339,769	339,769
Intangible lease assets, net	329,585	303,642
Debt issuance costs – unsecured revolving credit facility, net	6,013	4,065
Leasing fees, net	8,506	9,641
Total assets	$5,457,609	$4,618,648

Liabilities and equity
Unsecured revolving credit facility	$197,322	$102,000
Mortgages, net	86,602	96,846
Unsecured term loans, net	894,692	646,671
Senior unsecured notes, net	844,555	843,801
Interest rate swap, liabilities	—	27,171
Accounts payable and other liabilities	47,547	38,038
Dividends payable	54,460	45,914
Accrued interest payable	7,071	6,473
Intangible lease liabilities, net	62,855	70,596
Total liabilities	2,195,104	1,877,510

Commitments and contingencies (See Note 19)

Equity
Broadstone Net Lease, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 186,114 and 162,383 shares issued and outstanding at December 31, 2022 and 2021, respectively	47	41
Additional paid-in capital	3,419,395	2,924,168
Cumulative distributions in excess of retained earnings	(386,049)	(318,476)
Accumulated other comprehensive income (loss)	59,525	(28,441)
Total Broadstone Net Lease, Inc. stockholders’ equity	3,092,918	2,577,292
Non-controlling interests	169,587	163,846
Total equity	3,262,505	2,741,138
Total liabilities and equity	$5,457,609	$4,618,648

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues
Lease revenues, net	$407,513	$382,876	$321,637

Operating expenses
Depreciation and amortization	154,807	132,096	132,685
Property and operating expense	21,773	18,459	17,478
General and administrative	37,375	36,366	27,988
Provision for impairment of investment in rental properties	5,535	28,208	19,077
Asset management fees	—	—	2,461
Property management fees	—	—	1,275
Total operating expenses	219,490	215,129	200,964

Other income (expenses)
Interest income	44	17	24
Interest expense	(78,652)	(64,146)	(76,138)
Cost of debt extinguishment	(308)	(368)	(417)
Gain on sale of real estate	15,953	13,523	14,985
Income taxes	(1,275)	(1,644)	(939)
Internalization expenses	—	—	(3,705)
Change in fair value of earnout liability	—	(5,539)	1,800
Other income (expenses)	5,690	(62)	(7)
Net income	129,475	109,528	56,276
Net income attributable to non-controlling interests	(7,360)	(7,102)	(5,095)
Net income attributable to Broadstone Net Lease, Inc.	$122,115	$102,426	$51,181

Weighted average number of common shares outstanding
Basic	169,840	153,057	117,150
Diluted	180,201	163,970	128,799
Net earnings per share attributable to common stockholders
Basic and diluted	$0.72	$0.67	$0.44

Comprehensive income
Net income	$129,475	$109,528	$56,276
Other comprehensive income (loss)
Change in fair value of interest rate swaps	90,560	39,353	(50,544)
Realized loss (gain) on interest rate swaps	2,514	698	(166)
Comprehensive income	222,549	149,579	5,566
Comprehensive income attributable to non-controlling interests	(12,700)	(9,831)	(554)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$209,849	$139,748	$5,012

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	122,115	—	7,360	129,475
Issuance of 23,682 shares of common stock	6	503,442	—	—	—	503,448
Offering costs, discounts, and commissions	—	(7,575)	—	—	—	(7,575)
Stock-based compensation, net of 10 shares of restricted stock forfeited	—	5,316	—	—	—	5,316
Retirement of 59 shares of common stock	—	(1,301)	—	—	—	(1,301)
Conversion of 118 OP Units to 118 shares of common stock	—	1,926	—	—	(1,926)	—
Distributions declared ($1.080 per share and OP Unit)	—	—	(189,688)	—	(11,382)	(201,070)
Change in fair value of interest rate swap agreements	—	—	—	85,363	5,197	90,560
Realized loss on interest rate swap agreements	—	—	—	2,371	143	2,514
Adjustment to non-controlling interests	—	(6,581)	—	232	6,349	—
Balance, December 31, 2022	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Shareholders' Equity	Mezzanine Equity Common Stock	Mezzanine Equity Non- controlling Interests	Total Mezzanine Equity
Balance, January 1, 2020	$26	$—	$1,895,935	$(208,261)	$(20,086)	$111,406	$1,779,020	$—	$—	$—
Cumulative effect of accounting change	—	—	—	(323)	—	—	(323)	—	—	—
Net income	—	—	—	51,181	—	3,647	54,828	—	1,448	1,448
Issuance of 659 shares of common stock and 3,124 shares of mezzanine equity common stock	—	—	6,795	—	—	—	6,795	66,376	—	66,376
Stock-based compensation	—	—	1,989	—	—	—	1,989	—	—	—
Issuance of 37,000 shares of Class A common stock	—	9	628,991	—	—	—	629,000	—	—	—
Issuance of 5,278 mezzanine equity non-controlling interests	—	—	—	—	—	—	—	—	112,159	112,159
Offering costs, discounts, and commissions	—	—	(40,750)	—	—	—	(40,750)	—	—	—
Adjustments to carrying value of mezzanine equity non- controlling interests	—	—	(2,513)	—	—	—	(2,513)	—	2,513	2,513
Reclassification of portion of earnout liability	—	—	11,380	—	—	19,430	30,810	—	—	—
Repurchase of two fractional shares of common stock	—	—	(35)	—	—	—	(35)	—	—	—
Repurchase of five OP Units	—	—	—	—	—	(91)	(91)	—	—	—
Conversion of 822 OP Units to 822 shares of common stock with a related party	—	—	15,631	—	—	(15,631)	—	—	—	—
Distributions declared ($0.825 per share and OP Unit)	—	—	—	(102,270)	—	(7,423)	(109,693)	—	(1,742)	(1,742)
Change in fair value of interest rate swap agreements	—	—	—	—	(46,018)	(2,850)	(48,868)	—	(1,676)	(1,676)
Realized gain on interest rate swap agreements	—	—	—	—	(151)	(11)	(162)	—	(4)	(4)
Reclassification of 3,124 shares of mezzanine equity common stock to 3,124 shares of common stock	1	—	66,375	—	—	—	66,376	(66,376)	—	(66,376)
Reclassification of 5,278 mezzanine equity non-controlling interests to 5,278 non-controlling interests	—	—	—	—	—	112,698	112,698	—	(112,698)	(112,698)
Adjustment to non-controlling interests	—	—	41,199	—	—	(41,199)	—	—	—	—
Balance, December 31, 2020	27	9	2,624,997	(259,673)	(66,255)	179,976	2,479,081	—	—	—
Net income	—	—	—	102,426	—	7,102	109,528	—	—	—
Issuance of 13,910 shares of common stock	4	—	293,728	—	—	—	293,732	—	—	—
Issuance of 1,859 OP Units	—	—	—	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(12,290)	—	—	—	(12,290)	—	—	—
Stock-based compensation, net of seven shares of restricted stock forfeited	—	—	4,668	—	—	—	4,668	—	—	—
Retirement of 64 shares of common stock	—	—	(1,215)	—	—	—	(1,215)	—	—	—
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—	—	—	—

Conversion of 886 OP Units to 886 shares of common stock	—	—	14,206	—	—	(14,206)	—	—	—	—
Conversion of 2,049 OP Units to 2,049 shares of common stock with a related party	1	—	32,761	—	—	(32,762)	—	—	—	—
Distributions declared ($1.025 per share and OP Unit)	—	—	—	(161,229)	—	(11,188)	(172,417)	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	36,664	2,689	39,353	—	—	—
Realized loss on interest rate swap agreements	—	—	—	—	658	40	698	—	—	—
Adjustment to non-controlling interests	—	—	(32,687)	—	492	32,195	—	—	—	—
Balance, December 31, 2021	$41	$—	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$129,475	$109,528	$56,276
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	149,998	128,888	131,568
Provision for impairment of investment in rental properties	5,535	28,208	19,077
Amortization of debt issuance costs and original issuance discounts charged to interest expense	3,588	3,721	3,303
Stock-based compensation expense	5,316	4,669	1,989
Straight-line rent, direct financing and sales-type lease adjustments	(20,494)	(18,362)	(19,817)
Cost of debt extinguishment	308	368	417
Gain on sale of real estate	(15,953)	(13,523)	(14,985)
Change in fair value of earnout liability	—	5,539	(1,800)
Cash paid for earnout liability	—	(6,440)	—
Settlement of interest rate swaps	—	(5,580)	—
Other non-cash items	(2,166)	1,454	457
Changes in assets and liabilities, net of acquisition:
Tenant and other receivables	659	776	(670)
Prepaid expenses and other assets	199	350	(3,868)
Accounts payable and other liabilities	(1,149)	2,891	6,652
Accrued interest payable	598	2,450	429
Net cash provided by operating activities	255,914	244,937	179,028
Investing activities
Acquisition of rental property accounted for using the operating method	(884,770)	(665,030)	(94,808)
Acquisition of rental property accounted for using the sales-type method	—	—	(574)
Cash paid for Internalization	—	—	(30,861)
Capital expenditures and improvements	(31,374)	(1,598)	(10,806)
Proceeds from disposition of rental property, net	56,438	83,812	77,513
Change in deposits on investments in rental property	63	512	(700)
Net cash used in investing activities	(859,643)	(582,304)	(60,236)
Financing activities
Proceeds from issuance of common stock and Class A common stock, net of $7,492, $12,270 and $40,674 of offering costs, discounts, and commissions in 2022, 2021 and 2020, respectively	495,566	280,356	588,457
Repurchase of fractional shares of common stock and OP Units	—	—	(126)
Borrowings on mortgages, senior unsecured notes and unsecured term loans	500,000	381,810	60,000
Principal payments on mortgages and unsecured term loans	(260,303)	(332,874)	(394,666)
Borrowings on unsecured revolving credit facility	900,283	356,600	192,000
Repayments on unsecured revolving credit facility	(800,000)	(254,600)	(389,300)
Cash distributions paid to stockholders	(181,224)	(154,459)	(71,532)
Cash distributions paid to non-controlling interests	(11,312)	(11,302)	(7,079)
Cash paid for earnout liability	—	(6,608)	—
Debt issuance and extinguishment costs paid	(7,010)	(4,515)	(6,129)
Net cash provided by (used in) financing activities	636,000	254,408	(28,375)
Net increase (decrease) in cash and cash equivalents and restricted cash	32,271	(82,959)	90,417
Cash and cash equivalents and restricted cash at beginning of period	27,769	110,728	20,311
Cash and cash equivalents and restricted cash at end of period	$60,040	$27,769	$110,728
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,669	$100,486	$12,455
Restricted cash at beginning of period	6,100	10,242	7,856
Cash and cash equivalents and restricted cash at beginning of period	$27,769	$110,728	$20,311

Cash and cash equivalents at end of period	$21,789	$21,669	$100,486
Restricted cash at end of period	38,251	6,100	10,242
Cash and cash equivalents and restricted cash at end of period	$60,040	$27,769	$110,728

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022, 2021, and 2020

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States. The Corporation leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At December 31, 2022, the Corporation owned a diversified portfolio of 804 individual commercial properties with 797 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

On February 7, 2020, the Corporation, the OP, BRE, and certain of their respective subsidiaries and affiliates completed through a series of mergers (the “Mergers”) the internalization of the external management functions previously performed for the Corporation and the OP by BRE and the Asset Manager (such transactions, collectively, the “Internalization”). Upon consummation of the Internalization, the Company’s management team and corporate staff, who were previously employed by BRE, became employees of an indirect subsidiary of the OP and the Company became internally managed. Upon Internalization, the prior Property Management Agreement and Asset Management Agreement (defined in Note 3) were terminated. The Internalization was not considered a “Termination Event” under the terms of either agreement and therefore no fees were paid under them as a result of the Internalization.

On September 18, 2020, the Corporation effected a four-for-one stock split on its then outstanding 26,943,587 shares of common stock (“Common Stock”) that previously had a $0.001 par value. Concurrent with the stock split, the OP effected a four-for-one stock split of its outstanding OP Units. No fractional shares or OP Units were issued as a result of the stock split. All historic share and per share amounts in these Consolidated Financial Statements have been adjusted to give retroactive effect to the stock split.

On September 21, 2020, the Corporation completed its initial public offering (“IPO”) and issued an aggregate of 37,000,000 shares of a new class of common stock, $0.00025 par value per share (“Class A Common Stock”) at $17.00 per share, which includes shares issued pursuant to the underwriters’ partial exercise of their over-allotment option on October 20, 2020, pursuant to a registration statement on Form S-11 (File No. 333-240381), as amended, under the Securities Act of 1933. Shares of Class A Common Stock were listed on the New York Stock Exchange (“NYSE”) under the symbol “BNL.” On March 20, 2021, each share of Class A Common Stock automatically converted into one share of Common Stock, and effective March 22, 2021, all shares of Common Stock were listed and freely tradeable on the NYSE under the symbol “BNL.” See Note 14.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	December 31, 2022			December 31, 2021			December 31, 2020
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	186,114	10,205	196,319	162,383	10,323	172,706	145,609	11,399	157,008
Percent Ownership of OP	94.8%	5.2%	100.0%	94.0%	6.0%	100.0%	92.7%	7.3%	100.0%

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

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2022, 2021, and 2020, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company's long-term hold strategy with respect to the individual properties:

	For the Year Ended December 31,
(in thousands, except number of properties)	2022	2021	2020
Number of properties	3	7	7
Impairment charge	$5,535	$28,208	$19,077

During the year ended December 31, 2021, the Company executed an early lease termination with an office tenant on two properties in exchange for a fee of $35.0 million, and simultaneously sold the underlying properties to an unrelated third party for aggregate gross proceeds of $16.0 million. As the sale of the underlying properties was to an unrelated third party, the Company accounted for the lease termination income and sale of properties as separate transactions in accordance with GAAP. As a result, the $35.0 million cash receipt was not able to be factored into the properties’ future undiscounted cash flows, resulting in a $25.7 million impairment charge in the Consolidated Statements of Income and Comprehensive Income. The Company recognized termination fee income of $33.5 million as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statements of Income and Comprehensive Income. The net impact of the lease termination and the sale of the underlying properties was a $4.0 million increase to net income after considering certain other adjustments. Remaining impairments recognized during the year ended December 31, 2021 were immaterial.

During the year ended December 31, 2020, impairment indicators primarily included changes in the Company’s long-term hold strategy with respect to the individual properties, which was due in part to unfavorable market trends resulting from the COVID-19 pandemic in geographic areas where the Company had vacant properties marketed for re-lease or sale.

Impairments recognized during the year ended December 31, 2022 were immaterial.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately on the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2022 and 2021, the Company did not have any properties that met the held for sale criteria.

Sales of Real Estate

Under ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, the Company’s sales of real estate are generally considered to be sales to non-customers, requiring the Company to identify each distinct non-financial asset promised to the buyer. The Company determines whether the buyer obtains control of the non-financial assets, achieved through the transfer of the risks and rewards of ownership of the non-financial assets. If control is transferred to the buyer, the Company derecognizes the asset.

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

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2022, 2021, and 2020, the Company did not have property dispositions that qualified as discontinued operations.

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

Restricted cash consisted of the following:

	December 31,
(in thousands)	2022	2021
Escrow funds and other	$4,812	$6,100
Undistributed 1031 proceeds	33,439	—
	$38,251	$6,100

Revenue Recognition

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) that focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The Lease Modification Q&A allowed the Company to make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. Such election was required to be applied consistently to leases with similar characteristics and similar circumstances. In accordance with elections made pursuant to the Lease Modification Q&A, straight-line revenue recognized in the financial statements was not impacted for partial rent deferrals that were expected to be repaid within a short period of time, and where there was not a substantial change to the total consideration in the original lease agreement. Deferred rents due under these agreements was recorded as Tenant and other receivables, net in the Consolidated Balance Sheets.

Lease Termination Fee Income

The Company recognizes lease termination fee income as other income from real estate transactions, a component of Lease revenues, net, when all conditions of the termination agreement have been met, and collection of the lease termination fee is probable. If the tenant immediately vacates the property upon satisfying the conditions of the termination agreement, the Company recognizes the lease termination fee income net of accrued rental income associated with the lease immediately. If the tenant continues to occupy the property, the Company treats the termination as a lease modification, and recognizes the lease termination fee income on a straight-line basis over the new lease term. Lease termination fee income is recorded as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statements of Income and Comprehensive Income.

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

The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2022 and 2021, the Company concluded that goodwill was not impaired.

Rent Received in Advance

Rent received in advance represents tenant payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Consolidated Balance Sheets. Rent received in advance consisted of the following:

	December 31,
(in thousands)	2022	2021
Rent received in advance	$18,783	$15,162

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

Upon completion of the IPO in September 2020, the redemption rights with respect to the common shares and OP Units terminated, and the $18.4 million fair value of the 725,988 shares of common stock and 1,239,506 OP Units associated with the third and fourth earnout tranches as of the date of the IPO, was reclassified to equity as a component of Additional paid-in capital and Non-controlling interests on the Consolidated Balance Sheets. At December 31, 2020, the $12.4 million fair value of 362,989 shares of common stock and

619,751 OP Units associated with the first and second earnout tranches was reclassified to equity as a component of Additional paid-in capital and Non-controlling interests on the Consolidated Balance Sheets, as the achievement of 2020 adjusted funds from operations (“AFFO”) targets were not met and were no longer applicable. The Company achieved all four milestones applicable to the earnout thereby triggering the payout of all earnout tranches during the year ended December 31, 2021, and therefore no remaining earnout liability existing on, or after, December 31, 2021.

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

The rights under the redemption rights agreement terminated effective with the IPO and the applicable common shares and OP Units were reclassified to permanent equity in 2020 (see discussion of the redemption rights agreement in Note 4).

Non-controlling Interests

Non-controlling interests represents the membership interests held in the OP of 5.2%, 6.0%, and 7.3% at December 31, 2022, 2021, and 2020, respectively, by third parties which are accounted for as a separate component of equity.

The Company adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Derivative Instruments

The Company uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. ASC 815, Derivatives and Hedging, requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. In accordance with ASC 815, the gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur.

When an existing cash flow hedge is terminated, the Company determines the accounting treatment for the accumulated gain or loss recognized in Accumulated other comprehensive income (loss) based on the probability of the hedged forecasted transaction occurring within the period the cash flow hedge was anticipated to affect earnings. If the Company determines that the hedged forecasted transaction is probable of occurring during the original period, the accumulated gain or loss is reclassified into earnings over the remaining life of the cash flow hedge using a straight-line method. If the Company determines that the hedged forecasted transaction is not probable of occurring during the original period, the entire amount of accumulated gain or loss is reclassified into earnings at such time.

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

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

The Company has estimated that the carrying amount reported on the Consolidated Balance Sheets for Cash and cash equivalents, Prepaid expenses and other assets, Tenant and other receivables, net, Accrued interest payable, Accounts payable and other liabilities, and Dividends payable approximates their fair values due to their short-term nature.

Recurring Fair Value Measurements

Interest Rate Swap Assets and Liabilities – The Company measures and records its interest rate swap instruments (see Note 11) and earnout liability at fair value, and discloses the fair value of its long-term debt, on a recurring basis.

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

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

The Company achieved all four volume-weighted average price (“VWAP”) milestones applicable to the earnout thereby triggering the payout of all earnout tranches during the year ended December 31, 2021.

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as of December 30, 2020:

Significant Unobservable Inputs	Weighted Average Assumption Used	Range
Peer stock price volatility	40.0%	25.92% - 55.90%

The table below provides a summary of the significant unobservable inputs used to estimate the fair value of the earnout liability as February 7, 2020, which was the date of the Internalization:

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

The following table presents a reconciliation of the change in the earnout liability:

	For the Year Ended December 31,
(in thousands)	2021	2020
Beginning balance	$7,509	$—
Allocation of Internalization purchase price at February 7, 2020	—	40,119
Change in fair value subsequent to Internalization	5,539	(1,800)
Reclassification as a component of additional paid-in capital and non-controlling interests	—	(30,810)
Payout of tranches earned	(13,048)	—
Ending balance	$—	$7,509

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$63,390	$—	$63,390	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Interest rate swap, liabilities	$(27,171)	$—	$(27,171)	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 9), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

	December 31,
(in thousands)	2022	2021
Carrying amount	$2,034,076	$1,699,160
Fair value	1,841,381	1,785,701

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at December 31, 2022 and 2021, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2022, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2019 through 2021 tax years.

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

The Company has determined that it has no uncertain tax positions at December 31, 2022 and 2021, or for the years ended December 31, 2022, 2021, and 2020, which include the tax status of the Company.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2022	2021
Right-of-use assets	Prepaid expenses and other assets	$3,200	$3,099
Lease liabilities	Accounts payable and other liabilities	2,772	2,570

Rental Expense

Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying December 31, 2022 and 2021 Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Rental expense is included in Property and operating expense on the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities in accordance with the treasury stock method and/or if converted method. See Note 16.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in ASU 2020-06 also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments. The amendments in ASU 2020-06 were effective for the Company beginning January 1, 2022. The adoption of this guidance on January 1, 2022 did not have a material impact on the Company’s financial statements.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately and does not have an impact on the Company’s financial statements for the year ended December 31, 2022.

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

Total fees incurred under the Property Management Agreement and Asset Management Agreement were as follows:

(in thousands)	Financial Statement	For the Year Ended
Type of Fee	Presentation	December 31, 2020(a)
Asset management fee	Asset management fees	$2,461
Property management fee	Property management fees	1,275
Total management fee expense		3,736

Marketing fee (offering costs)	Additional paid-in capital	—
Acquisition fee	Capitalized as a component of assets acquired	—
Leasing fee and re-leasing fees	Leasing fees, net	—
Disposition fee	Gain on sale of real estate	109
Total management fees		$3,845
(a)
Fees were payable under the Property Management Agreement and Asset Management Agreement from January 1, 2020 through February 6, 2020. The Internalization, and termination of the agreements, was effective February 7, 2020, and therefore, there were no management fees subsequent to that date. All management fees have been paid in full, in cash, within the Company’s normal payment cycle for vendors.

Earnout Consideration

In connection with the Internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of BRE, upon the occurrence of certain events (see Note 4). During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock, 1,859,257 OP Units and made cash payments of $13.0 million to these related parties (see Note 4).

Conversion of OP Units to Common Stock

During the years ended December 31, 2021, and 2020, in non-cash transactions (see Note 18), the Company converted 2,049,439 and 822,745 OP Units, respectively, held by an affiliated third party to 2,049,439 and 822,745 shares of common stock, respectively, at a total conversion value of $32.8 million and $15.6 million, respectively. There was no conversion of OP Units held by an affiliated third party during the year ended December 31, 2022. See further discussion in Note 12 and 14.

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

The Company incurred $3.7 million in non-recurring costs associated with the Internalization during the year ended December 31, 2020 which was classified as Internalization expenses in the Consolidated Statements of Income and Comprehensive Income.

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

Condensed Pro Forma Financial Information (Unaudited)

The following pro forma information summarizes selected financial information from the Company’s combined results of operations, as if the Internalization had occurred on January 1, 2019. These results contain certain adjustments totaling $4.5 million of income for the year ended December 31, 2020. This pro forma adjustment reflects the elimination of Internalization expenses and asset management, property management, and disposition fees between the Company and BRE and the Asset Manager in historical financial results, and adjustments to reflect compensation and related costs, incremental general and administrative expenses related to the Internalization, and incremental interest expense associated with the borrowing related to the Internalization. This pro forma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Internalization occurred at the beginning of the period, nor does it purport to represent the results of future operations.

The condensed pro forma financial information is as follows:

For the Year Ended December 31,
(in thousands)	2020
Revenues	$321,637
Net income	60,783

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the year ended December 31, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
July 1, 2022	Retail	2	3,052
July 7, 2022	Retail	1	2,171
July 8, 2022	Industrial	11	75,000
August 25, 2022	Healthcare	1	9,219
August 26, 2022	Industrial	4	44,000
September 6, 2022	Retail	1	1,411
September 28, 2022	Industrial	4	56,250
September 29, 2022	Restaurant	3	12,823
October 12, 2022	Industrial / Office	7	235,000
October 12, 2022	Retail	1	1,743
October 17, 2022	Retail	2	6,000
October 19, 2022	Retail	1	1,743
November 2, 2022	Industrial	4	38,650
November 4, 2022	Retail	1	5,645
November 10, 2022	Industrial	1	10,758
		86	$878,433	(a)
(a)
Acquisition price excludes capitalized acquisition costs of $6.4 million and a $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition (see Note 19).

The Company closed on the following acquisitions during the year ended December 31, 2021:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
February 5, 2021	Healthcare	1	$4,843
February 26, 2021	Restaurant	(b)	181
March 11, 2021	Retail	13	26,834
March 30, 2021	Retail	11	41,324
March 31, 2021	Healthcare	3	14,140
June 4, 2021	Retail	2	19,420
June 9, 2021	Industrial	1	8,500
June 9, 2021	Industrial	11	106,578
June 25, 2021	Retail	8	12,131
June 28, 2021	Healthcare	4	15,300
June 30, 2021	Retail	1	1,279
June 30, 2021	Healthcare	7	30,750
July 2, 2021	Industrial	(c)	4,500
July 21, 2021	Retail	1	5,565
July 29, 2021	Retail	3	4,586
July 29, 2021	Industrial	1	13,041
July 30, 2021	Industrial	2	11,011
August 23, 2021	Healthcare	1	60,000
September 8, 2021	Retail	2	8,901
September 17, 2021	Retail	1	1,722
September 24, 2021	Retail	1	2,456
September 24, 2021	Industrial	2	48,699
September 29, 2021	Industrial	1	10,600
September 30, 2021	Industrial	3	59,343
October 1, 2021	Healthcare	1	3,306
October 22, 2021	Industrial	1	5,386
October 27, 2021	Retail	3	4,278
December 10, 2021	Retail	16	33,500
December 15, 2021	Industrial	1	16,000
December 15, 2021	Healthcare	1	6,000
December 16, 2021	Restaurant/Office	6	28,546
December 17, 2021	Retail	3	4,260
December 17, 2021	Industrial	1	16,000
December 22, 2021	Industrial	2	22,651
December 22, 2021	Healthcare	1	7,600
		116	$659,231	(d)

(b)
Acquisition of additional land adjacent to an existing property.
(c)
Acquisition of land related to an existing property.
(d)
Acquisition price does not include capitalized acquisition costs of $5.8 million.

The Company closed on the following acquisitions during the year ended December 31, 2020:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
November 13, 2020	Healthcare	1	$4,950
December 7, 2020	Industrial	8	28,000
December 23, 2020	Industrial	1	36,473	(e)
December 28, 2020	Retail	1	5,150
December 29, 2020	Restaurant	7	13,189
December 30, 2020	Industrial	1	8,050
		19	$95,812	(f)

(e)
Acquisition price excludes $4.5 million deposited in an escrow for the future purchase of the related land. The land purchase closed on July 2, 2021, and is included in the 2021 acquisitions.
(f)
Acquisition price does not include capitalized acquisition costs of $1.3 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Land	$126,865	$114,296	$17,403
Land improvements	47,513	29,298	5,356
Buildings and improvements	649,195	469,113	64,116
Acquired in-place leases (g)	69,609	51,956	8,346
Acquired above-market leases (h)	—	211	1,717
Acquired below-market leases (i)	(279)	—	(428)
Right-of-use asset	—	663	—
Lease liability	—	(481)	—
Sales-type investments	—	—	574
Non-real estate liabilities assumed	(8,051)	—	—
	$884,852	$665,056	$97,084

(g)
The weighted average amortization period for acquired in-place leases is 20 years, 16 years, and 15 years for acquisitions completed during the years ended December 31, 2022, 2021, and 2020, respectively.
(h)
The weighted average amortization period for acquired above-market leases is 10 years and 1 year for acquisitions completed during the years ended December 31, 2021, and 2020, respectively. There were no above-market leases acquired during the year ended December 31, 2022.
(i)
The weighted average amortization period for acquired below-market leases is 14 years and 10 years for acquisitions completed during the years ended December 31, 2022 and 2020, respectively. There were no below-market leases acquired during the year ended December 31, 2021.

The above acquisitions were funded using a combination of available cash on hand and revolving credit facility borrowings. All real estate acquisitions closed during the years ended December 31, 2022, 2021, and 2020, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.
6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2022	2021	2020
Number of properties disposed	8	31	24
Aggregate sale price	$58,024	$87,730	$81,039
Aggregate carrying value	(40,485)	(70,289)	(62,528)
Additional sales expenses	(1,586)	(3,918)	(3,526)
Gain on sale of real estate	$15,953	$13,523	$14,985

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At December 31, 2022, the Company had 804 real estate properties, 791 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease (see Revenue Recognition within Note 2). Substantially all leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Depreciation	$114,583	$99,143	$93,679

Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2022 are as follows:

(in thousands)
2023	$388,971
2024	389,107
2025	383,990
2026	376,937
2027	359,533
Thereafter	2,987,770
$4,886,308

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

	December 31,
(in thousands)	2022	2021
Undiscounted estimated lease payments to be received	$38,268	$42,602
Estimated unguaranteed residual values	14,547	15,203
Unearned revenue	(25,645)	(28,893)
Reserve for credit losses	(125)	(130)
Net investment in direct financing leases	$27,045	$28,782

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2022 are as follows:

(in thousands)
2023	$3,114
2024	3,171
2025	3,285
2026	3,357
2027	3,426
Thereafter	21,915
$38,268

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Contractual rental amounts billed for operating leases	$359,317	$308,624	$281,998
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,353	19,847	25,200
Write-off of accrued rental income	(1,326)	(442)	(4,235)
Variable rental amounts earned	1,507	768	743
Earned income from direct financing leases	2,856	2,909	3,355
Interest income from sales-type leases	58	58	5
Operating expenses billed to tenants	19,779	17,462	15,845
Other income from real estate transactions (a)	3,069	33,549	799
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(100)	101	(2,073)
Total lease revenues, net	$407,513	$382,876	$321,637

(a)
Other income from real estate transactions includes $2.5 million and $33.5 million of lease termination fee income for the years ended December 31, 2022 and 2021, respectively. There was no lease termination fee income for the year ended December 31, 2020.

8. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

	December 31,
(in thousands)	2022	2021
Lease intangibles:
Acquired above-market leases	$45,740	$47,147
Less accumulated amortization	(18,436)	(16,807)
Acquired above-market leases, net	27,304	30,340
Acquired in-place leases	436,401	380,766
Less accumulated amortization	(134,120)	(107,464)
Acquired in-place leases, net	302,281	273,302
Total intangible lease assets, net	$329,585	$303,642
Acquired below-market leases	$105,059	$105,310
Less accumulated amortization	(42,204)	(34,714)
Intangible lease liabilities, net	$62,855	$70,596
Leasing fees	$14,430	$14,786
Less accumulated amortization	(5,924)	(5,145)
Leasing fees, net	$8,506	$9,641

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2022	2021	2020
Acquired in-place leases and leasing fees	Depreciation and amortization	$40,090	$32,857	$38,934
Above-market and below-market leases	Lease revenues, net	4,822	3,264	1,127

For the years ended December 31, 2022, 2021 and 2020, amortization of all intangible assets and liabilities includes $8.5 million, $3.8 million and $14.5 million, respectively, of accelerated amortization resulting from early lease terminations.

Estimated future amortization of all intangible assets and liabilities at December 31, 2022 is as follows:

(in thousands)
2023	$27,928
2024	27,120
2025	25,852
2026	24,700
2027	22,957
Thereafter	146,679
$275,236

9. Unsecured Credit Agreements

Unsecured Revolving Credit Agreements

Unsecured Revolving Credit Facility

On September 4, 2020, the Company entered into an agreement (the “Revolving Credit Agreement”) for a $900.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent. The Company closed the Revolving Credit Agreement on September 21, 2020. The Revolving Credit Agreement includes an accordion feature to increase the aggregate facility size from $900.0 million to $2.0 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Company has the option to extend the term of the Revolving Credit Agreement twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. On January 28, 2022, the Company amended and restated the Revolving Credit Facility to increase the available borrowings to $1.0 billion and extend the maturity date to March 31, 2026. In addition to United States Dollars (“USD”), borrowings under the Revolving Credit Agreement can be made in Pound Sterling, Euros or Canadian Dollars (“CAD”) up to an aggregate amount of $500.0 million. Prior to the amendment, borrowings under the Revolving Credit Agreement were subject to interest at variable rates based on LIBOR plus a margin based on the Company’s current credit rating ranging between 0.825% to 1.550% per annum. Borrowings under the amended Revolving Credit Agreement are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company’s credit rating, ranging between 0.725% and 1.400%. All other terms and conditions of the Revolving Credit Agreement remained materially the same as those in effect prior to this amendment. The amended Revolving Credit Agreement is subject to a facility fee on the amount of the revolving commitments, based on the Company’s credit rating, ranging between 0.125% and 0.300%. The applicable facility fee is 0.200% per annum.

Unsecured Term Loan Agreements

2022 Unsecured Term Loan

On February 7, 2020, the Company entered into a $60.0 million term loan agreement (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Internalization. Borrowings under the 2022 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum. The 2022 Unsecured Term Loan was paid in full in February 2022 with borrowings from the Revolving Credit Facility.

2024 Unsecured Term Loan

Borrowings under the 2024 Unsecured Term Loan bore interest at variable rates based on LIBOR plus a margin based on the Company’s credit rating ranging between 0.85% and 1.65% per annum. The 2024 Unsecured Term Loan was paid in full in August 2022 with borrowings from the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan.

2026 Unsecured Term Loan

On February 27, 2019, the Company entered into a $450.0 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550.0 million borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Company’s credit rating through March 12, 2021. On March 12, 2021, the Company amended the 2026 Unsecured Term Loan and made a $50.0 million paydown on the loan. The amendment reduced the margin on variable interest rate borrowings to a range between 0.85% and 1.65% per annum based on the Company’s credit rating. All other terms and conditions of the 2026 Unsecured Term Loan remained materially the same as those in effect prior to this amendment. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding.

2027 and 2029 Unsecured Term Loans

On August 1, 2022, the Company entered into two unsecured term loans, including a $200.0 million, five-year unsecured term loan (the “2027 Unsecured Term Loan”), and a $300.0 million, seven-year unsecured term loan (the “2029 Unsecured Term Loan”). Borrowings on the new term loans bear interest at variable rates based on adjusted SOFR, plus a margin based on the Company’s credit rating, ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan.

Senior Unsecured Notes

2027 Senior Unsecured Notes - Series A

On April 18, 2017, the Company issued $150.0 million of unsecured, fixed-rate, interest-only guaranteed senior promissory notes (the “2027 Senior Unsecured Notes - Series A”). The Series A Notes were issued at par, bear interest at a rate of 4.84%.

2028 Senior Unsecured Notes - Series B and 2030 Senior Unsecured Notes - Series C

On July 2, 2018, the Company entered into a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the OP issued and sold senior promissory notes in two series, Series B Guaranteed Senior Notes (the “2028 Senior Unsecured Notes - Series B”) and Series C Guaranteed Senior Notes (the “2030 Unsecured Notes - Series C”), for an aggregate principal amount of $325.0 million. The 2028 Senior Unsecured Notes - Series B provide for an aggregate principal amount of $225.0 million with a fixed-rate of 5.09%. The 2030 Senior Unsecured Notes - Series C provide for an aggregate principal amount of $100.0 million with a fixed-rate of 5.19%.

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

Covenants on Unsecured Credit Agreements

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of December 31, 2022, and for all periods presented the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

The following table summarizes the Company’s unsecured credit agreements:

	December 31,
	2022	2021	Interest	Maturity
(in thousands, except interest rates)	Outstanding Balance		Rate	Date
Unsecured revolving credit facility	$197,322	$102,000	Applicable reference rate + 0.85% (a) (b) (c)	Mar. 2026
Unsecured term loans:
2022 Unsecured Term Loan	—	60,000	one-month LIBOR + 1.00% (c)	Feb. 2022(e)
2024 Unsecured Term Loan	—	190,000	one-month LIBOR + 1.00% (c)	Jun. 2024(f)
2026 Unsecured Term Loan	400,000	400,000	one-month LIBOR + 1.00% (c)	Feb. 2026
2027 Unsecured Term Loan	200,000	—	one-month adjusted SOFR + 0.95% (d)	Aug. 2027
2029 Unsecured Term Loan	300,000	—	one-month adjusted SOFR + 1.25%(d)	Aug. 2029
Total unsecured term loans	900,000	650,000
Unamortized debt issuance costs, net	(5,308)	(3,329)
Total unsecured term loans, net	894,692	646,671
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,445)	(6,199)
Total senior unsecured notes, net	844,555	843,801
Total unsecured debt, net	$1,936,569	$1,592,472
(a)
At December 31, 2022, a balance of $123.5 million was subject to the one-month SOFR of 4.36%. The remaining balance includes $100.0 million CAD borrowings remeasured to $73.8 million USD, which was subject to the one-month CDOR of 4.74%.
(b)
At December 31, 2021, the applicable interest rate was one-month LIBOR plus 1.00%.
(c)
At December 31, 2022 and 2021 one-month LIBOR was 4.39% and 0.10%, respectively.
(d)
At December 31, 2022, one-month SOFR was 4.36%.
(e)
The 2022 Unsecured Term Loan was paid in full in February 2022 with borrowings from the Revolving Credit Agreement.
(f)
The 2024 Unsecured Term Loan was paid in full in August 2022 with borrowings from the 2027 Unsecured Term Loan and the 2029 Unsecured Term Loan.

At December 31, 2022, the weighted average interest rate on all outstanding borrowings was 4.82%, exclusive of interest rate swap agreements.

For the year ended December 31, 2022, the Company incurred $7.0 million in debt issuance costs associated with the amended Revolving Credit Agreement, unsecured revolving credit facility, 2027 Unsecured Term Loan and 2029 Unsecured Term Loan. For the year ended December 31, 2021, the Company incurred $5.0 million in debt issuance costs and original issuance discount associated with the 2031 Senior Unsecured Public Notes and the amended 2026 Unsecured Term Loan. For the year ended December 31, 2020, the Company incurred $5.9 million in debt issuance costs associated with the unsecured revolving credit facility.

Additionally, during the years ended December 31, 2022, 2021, and 2020, $0.2 million, $0.3 million and $0.4 million, respectively, of unamortized debt issuance costs were expensed, and included in Cost of debt extinguishment in the accompanying Consolidated Statements of Income and Comprehensive Income.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Debt issuance costs and original issuance discount amortization	$3,692	$3,854	$3,445

10. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2022	2021
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$45,516	$46,760	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,150	19,557	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,675	17,094	(b) (c)
Aegon	Apr-12	Oct-23	6.38%	5,413	6,249	(b) (g)
T2 Durham I, LLC	Jul-21	Jul-24	Greater of Prime + 1.25% or 5.00%	—	7,500	(b) (f)
Total mortgages				86,754	97,160
Debt issuance costs, net				(152)	(314)
Mortgages, net				$86,602	$96,846
(a)
Non-recourse debt includes the indemnification/guaranty of the Corporation and/or OP pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed April 2019 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(e)
Mortgage was assumed in June 2018 as part of the acquisition of the related property. The debt was recorded at fair value at the time of the assumption.
(f)
Mortgage is subject to interest at a daily floating annual rate equal to the Prime Rate plus 1.25%, but no less than 5.00% per annum. At December 31, 2021, the interest rate was 5.00%.
(g)
Mortgage was assumed April 2012 as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At December 31, 2022, investment in rental property of $143.3 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgage and the Company’s unsecured credit agreements (see Note 9) at December 31, 2022, are as follows:

(in thousands)
2023	$7,582
2024	2,260
2025	20,195
2026	614,165
2027	351,596
Thereafter	1,038,278
$2,034,076

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

In connection with the issuance of the 2031 Senior Unsecured Public Notes in September 2021 and repayment of outstanding borrowings of variable rate debt indexed to the one-month LIBOR rate (see Note 9), the Company terminated interest rate swap agreements with an aggregate termination value of $5.6 million. The Company determined that it was not probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $5.6 million of accumulated losses held in Other comprehensive income is being reclassified to interest expense on a straight-line basis over the original lives of the terminated swaps. There were no swap terminations for the years ended December 31, 2022 and 2020.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				December 31, 2022			December 31, 2021
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount	Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	$15,000		$477	$15,000	$(702)
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000		815	15,000	(241)
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000		1,239	25,000	(649)
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000		1,169	25,000	(905)
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000		1,162	25,000	(1,049)
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000		1,358	25,000	(767)
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000		1,279	25,000	(1,125)
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000		1,547	25,000	(760)
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000		2,332	40,000	(1,415)
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000		2,007	35,000	(1,274)
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000		1,542	25,000	(768)
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000		625	15,000	(941)
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000		3,042	35,000	(205)
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000		584	10,000	(538)
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000		1,773	25,000	(936)
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,764	(a)	765	—	—
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000		1,129	25,000	(1,887)
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000		1,628	25,000	(1,570)
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000		1,605	25,000	(1,575)
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000		4,854	75,000	(4,741)
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000		2,295	25,000	(1,316)
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000		2,244	25,000	(1,356)
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000		2,357	25,000	(1,222)
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000		2,377	25,000	(1,220)
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		5,782	—	—
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,674	—	—
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		826	—	—
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		5,861	—	—
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000		3,419	25,000	(9)
Regions Bank	March 2032	2.69%	one-month CDOR	14,764	(a)	1,092	—	—
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,764	(a)	1,107	—	—
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,530	(a)	2,424	—	—
				$973,822		$63,390	$640,000	$(27,171)
(a)
The contractual notional amount is $20.0 million or $40.0 million CAD.

At December 31, 2022, the weighted average fixed rate on all outstanding interest rate swaps was 2.23%.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

				Total Interest Expense
	Amount of Gain			Presented in the
	(Loss) Recognized in	Reclassification from Accumulated		Consolidated Statements
	Accumulated Other	Other Comprehensive Income (Loss)		of Income and
(in thousands)	Comprehensive		Amount of	Comprehensive
For the year ended December 31,	Income (Loss)	Location	Loss	Income
2022	$90,560	Interest expense	$4,453	$78,652
2021	39,353	Interest expense	16,136	64,146
2020	(50,544)	Interest expense	12,656	76,138

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income (loss) to Interest expense during the next twelve months are estimated to be a gain of $22.8 million. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to major banks who meet established credit and capital guidelines.

12. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for OP Units. There were no UPREIT transactions during the years ended December 31, 2022, 2021, and 2020. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128.7 million as of December 31, 2022 and 2021. In exchange for the properties contributed and as part of the Internalization, 5,939,680 and 4,265,126 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2022, representing a 5.2% interest in the OP at December 31, 2022. In exchange for the properties contributed and as part of the Internalization, 6,058,080 and 4,265,126 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2021, representing a 6.0% interest in the OP at December 31, 2021. In exchange for the properties contributed and as part of the Internalization, 6,943,130 and 4,455,308 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2020, representing a 7.3% interest in the OP at December 31, 2020.

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

The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
OP Units exchanged for shares of common stock	118	2,935	822
Value of units exchanged	$1,926	$46,968	$15,631

During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout and issued 1,859,257 OP Units (see Note 4).

Holders of the OP Units do not have voting rights at the Corporation level.
13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2022, 2021, and 2020. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Prior to the Internalization on February 7, 2020, the Company’s rental property was managed by BRE and the Asset Manager as described in Note 3. Management fees paid to BRE and the Asset Manager represented 2% of total operating expenses for the year ended December 31, 2020. This amount does not include acquisition fees paid to the Asset Manager that were capitalized (see Note 3). There were no management fees paid to BRE or the Asset Manager during the years ended December 31, 2022 and 2021. For the years ended December 31, 2022, 2021, and 2020, the Company had no individual tenants or common franchises that accounted for more than 10% of total revenues, excluding lease termination fees.

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

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500,000 shares of Common Stock, inclusive of the underwriters’ full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million. The Company used the net proceeds to repay the Company’s unsecured revolving credit facility in full, and used the remaining net proceeds for general business purposes, including acquisitions.

During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock (see Note 4).

The Company established an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of December 31, 2022, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company’s ATM Program activity:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2022	2021

Number of common shares issued	10,471	1,072
Weighted average sale price per share	$21.66	$26.26
Net proceeds	$222,893	$27,293
Gross proceeds	226,483	28,137

In August 2022, the Company completed a public offering to sell an aggregate of 13,000,000 shares of Common Stock at a price of $21.35 per share, subject to certain adjustments, in connection with a forward sale agreement. On December 28, 2022, the Company settled the forward sale agreement and issued 13,000,000 shares of Common Stock. The net proceeds, after deducting underwriting discounts and commissions of $3.4 million and $0.6 million of other expenses, were $272.6 million. The Company used the net proceeds to pay down the unsecured revolving credit facility.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2022 and 2021, no shares of the Corporation’s preferred stock were issued and outstanding.

15. Stock-Based Compensation

Restricted Stock Awards

The Company awarded 181,244, 199,430 and 340,976 shares of RSAs, during the years ended December 31, 2022, 2021, and 2020, respectively, to certain officers, employees and non-employee directors under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the years ended December 31, 2022 and 2021 were $21.43 and $18.66, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value per share of awards granted during the year ended December 31, 2020 was $20.50, which was based on the Determined Share Value. Prior to the IPO, the Company sold shares of common stock in a private offering at a price equal to the Determined Share Value, which was established at least quarterly by the Board of Directors based on the net asset value (“NAV”) of the Company’s portfolio, input from management and third-party consultants, and such other factors as the Board of Directors determined. The Company’s NAV was calculated using its established valuation process, starting with an estimate of the fair value of the properties in the portfolio as of the date based upon, among other factors, the implied market price for each asset based upon a review of market capitalization rates.

The following table presents information about the Company’s RSAs:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Compensation cost	$3,469	$3,926	$1,989
Dividends declared on unvested RSAs	419	394	131
Fair value of shares vested during the period	3,209	3,296	—

As of December 31, 2022, there was $4.9 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.3 years.

The following table presents information about the Company’s restricted stock activity:

	For the year ended December 31,
	2022		2021		2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	372	$19.62	341	$20.50	—	$—
Granted	181	21.43	202	18.70	341	20.50
Vested	(147)	19.80	(164)	20.15	—	—
Forfeited	(10)	20.24	(7)	19.40	—	—
Unvested at end of period	396	20.36	372	19.62	341	20.50

Performance-based Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company issued target grants of 124,024 and 132,189 PRSUs under the Equity Incentive Plan to the officers of the Company, respectively. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200%, with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Board of Director’s Compensation Committee. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents information about the Company’s PRSUs:

	For the Year Ended December 31,
(in thousands)	2022	2021
Compensation cost	$1,847	$743

As of December 31, 2022, there was $3.5 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 1.9 years.

The were no PRSUs at December 31, 2020.

The following table presents information about the Company’s PRSU activity:

	For the Year Ended December 31,
	2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	110	$24.40	—	$—
Granted	124	27.93	132	24.40
Vested	—	—	—	—
Forfeited	(1)	27.93	(22)	24.40
Unvested at end of period	233	26.27	110	24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$122,115	$102,426	$51,181
Less: earnings allocated to unvested restricted shares	(419)	(394)	(131)
Net earnings used to compute basic earnings per common share	$121,696	$102,032	$51,050

Diluted earnings:
Net earnings used to compute basic earnings per share	$121,696	$102,032	$51,050
Net earnings attributable to non-controlling interests	7,360	7,102	5,095
Net earnings used to compute diluted earnings per common share	$129,056	$109,134	$56,145

Weighted average number of common shares outstanding	170,225	153,425	117,289
Less: weighted average unvested restricted shares (a)	(385)	(368)	(139)
Weighted average number of common shares outstanding used in basic earnings per common share	169,840	153,057	117,150
Effects of restricted stock units (b)	96	172	—
Effects of convertible membership units (c)	10,265	10,741	11,649
Weighted average number of common shares outstanding used in diluted earnings per common share	180,201	163,970	128,799

Basic earnings per share	$0.72	$0.67	$0.44
Diluted earnings per share	$0.72	$0.67	$0.44
(a)
Represents the weighted average effects of 396,383, 372,150 and 340,963 unvested restricted shares of common stock as of December 31, 2022, 2021, and 2020, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 10,204,806, 10,323,206, and 11,398,438 OP Units outstanding at December 31, 2022, 2021, and 2020, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

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

	For the Year Ended December 31,
Character of Distributions	2022	2021	2020
Ordinary dividends	68%	61%	89%
Capital gain distributions	2%	0%	7%
Return of capital distributions	30%	39%	4%
	100%	100%	100%

18. Supplemental Cash Flow Disclosures

Cash paid for interest was $72.0 million, $57.3 million, and $72.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Cash paid for income taxes was $0.4 million, $0.6 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•
During the year ended December 31, 2022, the Company converted 118,400 OP units valued at $1.9 million to 118,400 shares of common stock. During the year ended December 31, 2021, the Company converted 2,934,489 OP Units valued at $47.0 million to 2,934,489 shares of common stock. During the year ended December 31, 2020, the Company converted 822,745 OP Units valued at $15.6 million to 822,745 shares of common stock. (See Note 12).
•
At December 31, 2022, 2021, and 2020, dividend amounts declared and accrued but not yet paid amounted to $54.5 million, $45.9 million, and $39.3 million, respectively.
•
At December 31, 2022, 2021, and 2020, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $6.3 million, $32.2 million, and $(41.2) million, respectively, with the reallocation recorded as an offset to Additional paid-in capital (see Note 2).
•
During the year ended December 31, 2020, the Corporation issued 275,271 shares of common stock with a value of approximately $5.7 million, under the terms of the Corporation’s Distribution Reinvestment Plan.
•
During the year ended December 31, 2020, the Company issued shares of Common Stock and OP Units, with a total value of approximately $178.5 million, and earnout consideration with a fair value of $40.1 million as consideration for the Internalization, and assumed $90.5 million of debt (see Note 4).
•
During the year ended December 31, 2020, the Company adjusted the carrying value of mezzanine equity non-controlling interests by $2.5 million, with an offset to Additional paid-in capital, in accordance with our accounting policy (see Note 2).
•
During the year ended December 31, 2020, the Company reclassified $112.7 million of mezzanine equity non-controlling interests to Non-controlling interests as a result of the IPO triggering permanent equity classification (see Notes 2 and 4).
•
During the year ended December 31, 2020, the Company reclassified $66.4 million of mezzanine equity common stock, with an offset of $66.4 million to Additional paid-in capital as a result of the IPO triggering permanent equity classification (see Notes 2 and 4).
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
•
Upon adoption of ASC 326, Financial Instruments – Credit losses, on January 1, 2020, the Company recorded a transition adjustment to record a provision for credit losses associated with its net investment in direct financing leases of $0.3 million, with an equal amount recorded as a reduction in retained earnings. The provision for credit losses is included as a component of Accounted for using the direct financing method on the Consolidated Balance Sheets.

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

As of December 31, 2022, the Company has a $22.2 million remaining commitment to fund a building expansion, in exchange for increases in rent contractually scheduled to commence simultaneously upon funding. The Company expects to fulfill the obligation during 2023. The Company had a commitment to fund a building expansion related to a previous acquisition for a total of $17.4 million as of December 31, 2021, in exchange for an increase in base rent. In June 2022, the Company fulfilled this commitment and the base rent increased accordingly.

The Company is a party to three separate tax protection agreements with the contributing members of two distinct UPREIT transactions and to a tax protection agreement in connection with the Internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2022, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company's customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Leases

In October 2022, the Company executed a ten year lease for its new corporate office space that commences in 2023, the timing of which depends on the satisfaction of certain conditions set forth in the lease. The Company has the ability to terminate the lease prior to commencement if certain conditions are not met. If the lease were to commence, the total expected future lease payments would be $8.9 million.

20. Subsequent Events

On January 13, 2023, the Company paid distributions totaling $54.0 million.

On February 17, 2023, the Board of Directors declared a quarterly distribution of $0.275 per share on the Company’s common stock and OP Units for the first quarter of 2023, which will be payable on or before April 14, 2023 to stockholders and unit holders of record as of March 31, 2023.

Subsequent to December 31, 2022, the Company paid down $61.0 million, and borrowed $29.0 million on the Revolving Credit Facility, the proceeds of which were used for general corporate purposes.

Subsequent to December 31, 2022, the Company executed an early lease termination with an office tenant on a single property in exchange for a fee of $7.5 million, and simultaneously sold the underlying property to an unrelated third party for total proceeds of $32.0 million. The carrying value of the property was approximately $30.9 million, resulting in a gain on sale of real estate of approximately $0.5 million after selling costs. As the sale was to an unrelated third party, the Company accounted for the lease termination and sale as separate transactions in accordance with GAAP. Aggregate gross proceeds from the two transactions amounted to $39.5 million.

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2022

(in thousands)

				Costs Capitalized								Life on
		Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
		Company(A)		to Acquisition		Close of Period						Depreciation
			Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
Property Type	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(B)	Depreciation	Construction	Acquired	(Years)
Industrial
Manufacturing	$—	$131,149	$649,557	$—	$9,343	$131,149	$658,900	$790,049	$75,169	1932-2021	2011-2022	15-39
Distribution & Warehouse	—	92,317	591,503	4,511	1,875	96,828	593,378	690,206	66,531	1929-2021	2012-2022	15-39
Food Processing	5,413	52,356	541,526	—	30,822	52,356	572,348	624,704	37,924	1907-2020	2012-2022	15-39
Flex and R&D	45,516	57,118	155,150	—	48	57,118	155,198	212,316	22,741	1982-2018	2013-2019	15-39
Cold Storage	19,150	11,638	154,542	—	68	11,638	154,610	166,248	21,769	1933-2017	2017-2018	7-39
Services	—	58,114	65,644	—	3,680	58,114	69,324	127,438	6,522	1960-2022	2013-2022	15-39
Untenanted	—	1,048	7,545	—	1	1,048	7,546	8,594	1,248	2008	2017	15-39
Healthcare
Clinical	—	33,424	283,539	557	10,266	33,981	293,805	327,786	55,508	1970-2022	2010-2022	15-39
Healthcare Services	—	21,393	146,126	(145)	669	21,248	146,795	168,043	13,808	1982-2020	2009-2022	15-39
Animal Health Services	—	15,943	111,107	—	(144)	15,943	110,963	126,906	14,515	1954-2017	2015-2021	15-39
Surgical	—	9,942	117,006	290	135	10,232	117,141	127,373	19,611	1984-2011	2014-2021	15-39
Life Science	—	10,306	78,056	—	1,327	10,306	79,383	89,689	14,893	1965-2016	2011-2018	15-39
Untenanted	—	141	2,152	—	1	141	2,153	2,294	36	2006	2018	15-39
Restaurant
Quick Service Restaurants	—	49,187	236,569	197	3,650	49,384	240,219	289,603	48,501	1965-2020	2009-2020	15-39
Casual Dining	—	75,840	272,774	—	12	75,840	272,786	348,626	39,125	1972-2014	2011-2022	15-39
Retail
General Merchandise	16,675	80,669	294,923	—	17	80,669	294,940	375,609	19,715	2003-2022	2016-2022	15-39
Automotive	—	33,659	124,979	—	73	33,659	125,052	158,711	20,389	1909-2021	2014-2022	7-39
Home Furnishings	—	3,625	90,644	—	981	3,625	91,625	95,250	14,178	1974-2014	2017-2018	15-39
Child Care	—	482	4,741	—	—	482	4,741	5,223	17	2022	2022	15-39
Office
Corporate Headquarters	—	13,415	98,041	—	2,222	13,415	100,263	113,678	13,749	1965-2008	2012-2022	15-39
Strategic Operations	—	7,723	90,130	—	8,900	7,723	99,030	106,753	17,811	1984-2012	2016-2017	7-39
Call Center	—	3,580	35,942	—	10,228	3,580	46,170	49,750	10,154	1979-1998	2014-2019	15-39
Untenanted	—	188	3,147	—	—	188	3,147	3,335	51	2001	2010	15-39
Acquisitions in Process (C)	—	—	46	—	—	—	46	46	—
Total (D)	86,754	763,257	4,155,389	5,410	84,174	768,667	4,239,563	5,008,230	533,965

Notes:

(A) The initial cost to the Company represents the original purchase price of the property (see Note 5).

(B) The aggregate cost of real estate owned as of December 31, 2022 for U.S. federal income tax purposes was approximately $5.2 billion.

(C) Acquisition costs in progress represents costs incurred during the year ended December 31, 2022 related to asset acquisitions expected to close during the year ended December 31, 2023.

(D) This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

Change in Total Real Estate Assets

	For the Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$4,205,191	$3,704,488	$3,686,444
Acquisitions and building improvements	929,972	613,646	108,868
Dispositions	(118,028)	(109,761)	(69,941)
Impairment	(8,905)	(3,182)	(20,883)
Balance, end of period	$5,008,230	$4,205,191	$3,704,488

Change in Accumulated Depreciation

	For the Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$430,141	$349,977	$271,044
Acquisitions and building improvements	115,892	100,878	93,741
Dispositions	(8,165)	(19,543)	(12,369)
Impairment	(3,903)	(1,171)	(2,439)
Balance, end of period	$533,965	$430,141	$349,977

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the year ended December 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 23, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2022 fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2022 fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2022 fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2022 fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2022 fiscal year covered by this Annual Report on Form 10-K.

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

3.5	Second Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 and incorporated by reference)

4.1	Description of the Company’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 23, 2022, and incorporated by reference)

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

10.2*	Director Compensation and Stock Ownership Policy, effective as of May 5, 2022

10.3

Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.4

Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.5

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated by reference)

10.6

Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated by reference)

10.7

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.8

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated by reference)

10.9

Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.10

Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2022 and incorporated by reference)

10.11

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated by reference)

10.12

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.13

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.14

First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated by reference)

10.15

Second Amendment to Capital One Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.16

Third Amendment to Capital One Term Loan Agreement, dated March 12, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2021 and incorporated by reference)

10.17

Fourth Amendment to Capital One Term Loan Agreement, dated March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2022 and incorporated by reference)

10.18

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.19

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.20

Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.21

Revolving Credit Agreement, dated as of September 4, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.22

Guaranty, dated September 4, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020 and incorporated by reference)

10.23

Amended and Restated Revolving Credit Agreement, dated as of January 28, 2022, by and among, Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.24

Guaranty, dated January 28, 2022, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.25

Term Loan Credit Agreement, dated as of August 1, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.26

Guaranty, dated August 1, 2022, by Broadstone Net Lease, Inc. in favor of Regions Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.27

Tax Protection Agreement, dated February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.28

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.25+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.26+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.27+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Sean T. Cutt (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.28+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.29+

Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.30+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.35+	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 and incorporated by reference)

21.1*	List of Subsidiaries of Broadstone Net Lease, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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
101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

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

BROADSTONE NET LEASE, INC.

Date: February 23, 2023	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2023	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Chairman of the Board of Directors

Date: February 23, 2023	/s/ Christopher J. Czarnecki
Christopher J. Czarnecki
Director, Chief Executive Officer and President (Principal Executive Officer)

Date: February 23, 2023	/s/ Denise Brooks-Williams
Denise Brooks-Williams
Director

Date: February 23, 2023	/s/ Michael A. Coke
Michael A. Coke
Director

Date: February 23, 2023	/s/ Jessica Duran
Jessica Duran
Director

Date: February 23, 2023	/s/ Laura Felice
Laura Felice
Director

Date: February 23, 2023	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 23, 2023	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 23, 2023	/s/ Geoffrey H. Rosenberger
Geoffrey H. Rosenberger
Director

Date: February 23, 2023	/s/ James H. Watters
James H. Watters
Director

Date: February 23, 2023	/s/ Ryan M. Albano
Ryan M. Albano
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2023	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)