Form 10-Q
period 2023-03-31
Broadstone Net Lease, Inc.
filed 2023-05-04
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023, or

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

There were 187,204,038 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of May 1, 2023.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Accounted for using the operating method:
Land	$760,142	$768,667
Land improvements	337,296	340,385
Buildings and improvements	3,866,952	3,888,756
Equipment	10,422	10,422
Total accounted for using the operating method	4,974,812	5,008,230
Less accumulated depreciation	(558,410)	(533,965)
Accounted for using the operating method, net	4,416,402	4,474,265
Accounted for using the direct financing method	26,947	27,045
Accounted for using the sales-type method	571	571
Investment in rental property, net	4,443,920	4,501,881
Cash and cash equivalents	15,412	21,789
Accrued rental income	142,031	135,666
Tenant and other receivables, net	2,004	1,349
Prepaid expenses and other assets	15,456	49,661
Interest rate swap, assets	45,490	63,390
Goodwill	339,769	339,769
Intangible lease assets, net	317,478	329,585
Debt issuance costs – unsecured revolving credit facility, net	5,542	6,013
Leasing fees, net	8,766	8,506
Total assets	$5,335,868	$5,457,609

Liabilities and equity
Unsecured revolving credit facility	$108,330	$197,322
Mortgages, net	85,853	86,602
Unsecured term loans, net	895,006	894,692
Senior unsecured notes, net	844,744	844,555
Accounts payable and other liabilities	46,090	47,547
Dividends payable	54,515	54,460
Accrued interest payable	9,654	7,071
Intangible lease liabilities, net	59,359	62,855
Total liabilities	2,103,551	2,195,104

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 187,203 and 186,114 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	3,434,534	3,419,395
Cumulative distributions in excess of retained earnings	(398,890)	(386,049)
Accumulated other comprehensive income	43,516	59,525
Total Broadstone Net Lease, Inc. stockholders' equity	3,079,207	3,092,918
Non-controlling interests	153,110	169,587
Total equity	3,232,317	3,262,505
Total liabilities and equity	$5,335,868	$5,457,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Lease revenues, net	$118,992	$93,841

Operating expenses
Depreciation and amortization	41,784	34,290
Property and operating expense	5,886	5,044
General and administrative	10,416	8,828
Provision for impairment of investment in rental properties	1,473	—
Total operating expenses	59,559	48,162

Other income (expenses)
Interest income	162	—
Interest expense	(21,139)	(16,896)
Gain on sale of real estate	3,415	1,196
Income taxes	(479)	(412)
Other expenses	(18)	(1,126)
Net income	41,374	28,441
Net income attributable to non-controlling interests	(2,070)	(1,683)
Net income attributable to Broadstone Net Lease, Inc.	$39,304	$26,758

Weighted average number of common shares outstanding
Basic	186,130	163,809
Diluted	196,176	174,288
Net earnings per share attributable to common stockholders
Basic and diluted	$0.21	$0.16

Comprehensive income
Net income	$41,374	$28,441
Other comprehensive income
Change in fair value of interest rate swaps	(17,899)	34,961
Realized loss on interest rate swaps	522	659
Comprehensive income	23,997	64,061
Comprehensive income attributable to non-controlling interests	(1,200)	(3,790)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$22,797	$60,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2023	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505
Net income	—	—	39,304	—	2,070	41,374
Issuance of 259 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(2)	—	—	—	(2)
Stock-based compensation, net of zero shares of restricted stock forfeited	—	1,879	—	—	—	1,879
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 896 OP units to 896 shares of common stock	—	14,897	—	—	(14,897)	—
Distributions declared ($0.275 per share and OP Unit)	—	—	(52,145)	—	(2,742)	(54,887)
Change in fair value of interest rate swap agreements	—	—	—	(17,003)	(896)	(17,899)
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(460)	—	498	(38)	—
Balance, March 31, 2023	$47	$3,434,534	$(398,890)	$43,516	$153,110	$3,232,317

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	26,758	—	1,683	28,441
Issuance of 6,427 shares of common stock	1	136,825	—	—	—	136,826
Offering costs, discounts, and commissions	—	(2,218)	—	—	—	(2,218)
Stock-based compensation, net of one share of restricted stock forfeited	—	929	—	—	—	929
Retirement of 59 shares of common stock under equity incentive plan	—	(1,301)	—	—	—	(1,301)
Distributions declared ($0.265 per share and OP Unit)	—	—	(45,270)	—	(2,845)	(48,115)
Change in fair value of interest rate swap agreements	—	—	—	32,893	2,068	34,961
Realized loss on interest rate swap agreements	—	—	—	620	39	659
Adjustment to non-controlling interests	—	(1,843)	—	(45)	1,888	—
Balance, March 31, 2022	$42	$3,056,560	$(336,988)	$5,027	$166,679	$2,891,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$41,374	$28,441
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	39,093	33,132
Provision for impairment of investment in rental properties	1,473	—
Amortization of debt issuance costs and original issuance discount charged to interest expense	960	830
Stock-based compensation expense	1,879	929
Straight-line rent, direct financing and sales-type lease adjustments	(6,980)	(3,584)
Gain on sale of real estate	(3,415)	(1,196)
Other non-cash items	350	2,275
Changes in assets and liabilities:
Tenant and other receivables	262	150
Prepaid expenses and other assets	215	804
Accounts payable and other liabilities	(3,418)	(6,049)
Accrued interest payable	2,583	3,372
Net cash provided by operating activities	74,376	59,104

Investing activities
Acquisition of rental property accounted for using the operating method	(5,319)	(211,902)
Capital expenditures and improvements	(15,583)	(778)
Proceeds from disposition of rental property, net	50,410	5,020
Change in deposits on investments in rental property	125	(18)
Net cash provided by (used in) investing activities	29,633	(207,678)

Financing activities
Proceeds from issuance of common stock, net of $170 and $2,132 offering costs, discounts, and commissions in 2023 and 2022, respectively	(170)	134,412
Principal payments on mortgages and unsecured term loans	(736)	(60,700)
Borrowings on unsecured revolving credit facility	29,000	250,783
Repayments on unsecured revolving credit facility	(118,000)	(88,000)
Cash distributions paid to stockholders	(51,844)	(43,503)
Cash distributions paid to non-controlling interests	(2,989)	(2,845)
Debt issuance and extinguishment costs paid	—	(3,795)
Net cash (used in) provided by financing activities	(144,739)	186,352
Net (decrease) increase in cash and cash equivalents and restricted cash	(40,730)	37,778
Cash and cash equivalents and restricted cash at beginning of period	60,040	27,769
Cash and cash equivalents and restricted cash at end of period	$19,310	$65,547

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,789	$21,669
Restricted cash at beginning of period	38,251	6,100
Cash and cash equivalents and restricted cash at beginning of period	$60,040	$27,769

Cash and cash equivalents at end of period	$15,412	$54,103
Restricted cash at end of period	3,898	11,444
Cash and cash equivalents and restricted cash at end of period	$19,310	$65,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units or non-controlling interests. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.” The Corporation’s common stock was listed on the New York Stock Exchange under the symbol “BNL” in 2020. The Corporation focuses on investing in income-producing, net leased commercial properties, primarily in the United States.

The Company leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At March 31, 2023, the Company owned a diversified portfolio of 801 individual commercial properties with 794 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Corporation and the OP:

	March 31, 2023			December 31, 2022
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	187,203	9,309	196,512	186,114	10,205	196,319
Percent ownership of OP	95.3%	4.7%	100.0%	94.8%	5.2%	100.0%

Refer to Note 14 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Company has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 23, 2023. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Corporation believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the fair value of long-lived assets and goodwill utilized in impairment assessments, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the probability of collecting outstanding and future lease payments, and the fair value of the Company’s interest rate swap agreements. Accordingly, actual results may differ from those estimates.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2023 and 2022 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charge, resulting primarily from changes in the Company’s long-term hold strategy, with respect to the individual property:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2023	2022
Number of properties	1	—
Impairment charge	$1,473	$—

Restricted Cash

Restricted cash generally includes escrow funds the Company maintains pursuant to the terms of certain mortgages, lease agreements, and proceeds from the sale of properties under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and is reported within Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Restricted cash consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Escrow funds and other	$3,898	$4,812
1031 exchange proceeds	—	33,439
	$3,898	$38,251

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Rent received in advance	$20,549	$18,783

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$45,490	$—	$45,490	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$63,390	$—	$63,390	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, recent market risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	March 31, 2023	December 31, 2022
Carrying amount	$1,944,323	$2,034,076
Fair value	1,761,422	1,841,381

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at March 31, 2023 and December 31, 2022 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

3. Acquisitions of Rental Property

The Company closed on the following acquisition during the three months ended March 31, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221	(a)
(a)
Acquisition price excludes capitalized acquisition costs of $0.1 million.

The Company closed on the following acquisitions during the three months ended March 31, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
		27	$209,973	(b)
(b)
Acquisition price excludes capitalized acquisition costs of $2.0 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Land	$781	$54,784
Land improvements	360	5,410
Buildings and improvements	3,890	142,269
Acquired in-place leases(c)	501	16,037
Acquired below-market lease (d)	(166)	(76)
Non-real estate liabilities assumed	—	(6,440)
	$5,366	$211,984
(c)
The weighted average amortization period for acquired in-place leases is 20 years and 19 years for acquisitions completed during the three months ended March 31, 2023 and 2022, respectively.
(d)
The weighted average amortization period for the acquired below-market leases is 20 years and nine years for acquisitions completed during the three months ended March 31, 2023 and 2022, respectively.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the three months ended March 31, 2023, and 2022, qualified as asset acquisitions and as such, acquisition costs have been capitalized.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2023	2022
Number of properties disposed	3	1
Aggregate sale price(a)	$51,874	$5,212
Aggregate carrying value	(46,995)	(3,824)
Additional sales expenses	(1,464)	(192)
Gain on sale of real estate	$3,415	$1,196
(a)
Includes $32.0 million of proceeds from the sale of an underlying office property which was executed simultaneously with a lease termination in exchange for a fee of $7.5 million.

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At March 31, 2023, the Company had 801 real estate properties, 789 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation	$31,157	$26,658

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$291,129
2024	389,055
2025	386,026
2026	381,109
2027	363,946
Thereafter	3,044,506
$4,855,771

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Undiscounted estimated lease payments to be received	$37,492	$38,268
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(24,967)	(25,645)
Reserve for credit losses	(125)	(125)
Net investment in direct financing leases	$26,947	$27,045

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$2,337
2024	3,171
2025	3,285
2026	3,357
2027	3,426
Thereafter	21,916
$37,492

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended March 31,
(in thousands)	2023		2022
Contractual rental amounts billed for operating leases	$98,102		$84,396
Adjustment to recognize contractual operating lease billings on a straight-line basis	7,370		5,021
Net write-offs of accrued rental income	(105)		(1,326)
Variable rental amounts earned	341		186
Earned income from direct financing leases	691		723
Interest income from sales-type leases	14		14
Operating expenses billed to tenants	5,075		4,735
Other income from real estate transactions	7,392	(a)	42
Adjustment to revenue recognized for uncollectible rental amounts billed, net	112		50
Total lease revenues, net	$118,992		$93,841
(a)
Other income from real estate transactions during the three months ended March 31, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	March 31, 2023	December 31, 2022
Lease intangibles:
Acquired above-market leases	$45,740	$45,740
Less accumulated amortization	(19,138)	(18,436)
Acquired above-market leases, net	26,602	27,304
Acquired in-place leases	428,535	436,401
Less accumulated amortization	(137,659)	(134,120)
Acquired in-place leases, net	290,876	302,281
Total intangible lease assets, net	$317,478	$329,585
Acquired below-market leases	$101,249	$105,059
Less accumulated amortization	(41,890)	(42,204)
Intangible lease liabilities, net	$59,359	$62,855
Leasing fees	$14,911	$14,430
Less accumulated amortization	(6,145)	(5,924)
Leasing fees, net	$8,766	$8,506

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended March 31,
Intangible	Financial Statement Presentation	2023	2022
Acquired in-place leases and leasing fees	Depreciation and amortization	$10,588	$7,601
Above-market and below-market leases	Lease revenues, net	2,694	1,161

For the three months ended March 31, 2023, amortization expense includes $0.9 million of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the three months ended March 31, 2022.

Estimated future amortization of intangible assets and liabilities at March 31, 2023 is as follows:

(in thousands)
Remainder of 2023	$20,694
2024	26,913
2025	25,781
2026	24,619
2027	22,876
Thereafter	146,002
$266,885

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date
Unsecured revolving credit facility	$108,330	$197,322	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month LIBOR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(4,994)	(5,308)
Total unsecured term loans, net	895,006	894,692
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,256)	(5,445)
Total senior unsecured notes, net	844,744	844,555
Total unsecured debt, net	$1,848,080	$1,936,569
(a)
At March 31, 2023 and December 31, 2022, a balance of $34.5 million and $123.5 million was subject to the one-month SOFR of 4.8% and 4.36%, respectively. The remaining balance includes $100 million CAD borrowings remeasured to $73.8 million USD, at March 31, 2023 and December 31, 2022, respectively, and was subject to the one-month CDOR of 4.95% and 4.74%, respectively.
(b)
At March 31, 2023 and December 31, 2022, one-month LIBOR was 4.86% and 4.39%, respectively.
(c)
At March 31, 2023 and December 31, 2022, one-month SOFR was 4.80% and 4.36%, respectively.

At March 31, 2023, the weighted average interest rate on all outstanding borrowings was 5.03%, exclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of March 31, 2023, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

For the three months ended March 31, 2022, the Company incurred $3.8 million in debt issuance costs associated with the unsecured revolving credit facility. The Company did not incur debt issuance costs during the three months ended March 31, 2023.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Debt issuance costs and original issuance discount amortization	$986	$856

8. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	March 31,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2023	2022
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$45,187	$45,516	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	19,043	19,150	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,566	16,675	(b) (c)
Aegon	Apr-12	Oct-23	6.38%	5,197	5,413	(b) (f)
Total mortgages				85,993	86,754
Debt issuance costs, net				(140)	(152)
Mortgages, net				$85,853	$86,602
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

At March 31, 2023, investment in rental property of $142.4 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$6,820
2024	2,260
2025	20,195
2026	525,173
2027	351,597
Thereafter	1,038,278
$1,944,323

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

Interest rate swaps were entered into with certain financial institutions in order to mitigate the impact of interest rate variability over the term of the related debt agreements. The interest rate swaps are considered cash flow hedges. Under these agreements, the Company receives monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, the Company pays the counterparties each month an amount equal to a fixed rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that the Company pays a fixed interest rate on its variable-rate borrowings.

In order to reduce counterparty concentration risk, the Company diversifies the institutions that serve as swap counterparties. The Company is exposed to credit risk in the event of non-performance by the counterparties of the swaps. The Company minimizes the risk exposure by limiting counterparties to only major banks who meet established credit and capital guidelines.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				March 31, 2023			December 31, 2022
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	$15,000		$367	$15,000		$477
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000		656	15,000		815
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000		991	25,000		1,239
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000		920	25,000		1,169
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000		904	25,000		1,162
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000		1,082	25,000		1,358
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000		991	25,000		1,279
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000		1,238	25,000		1,547
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000		1,848	40,000		2,332
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000		1,579	35,000		2,007
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000		1,233	25,000		1,542
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000		451	15,000		625
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000		2,506	35,000		3,042
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000		439	10,000		584
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000		1,394	25,000		1,773
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,766	(a)	555	14,764	(a)	765
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000		762	25,000		1,129
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000		1,184	25,000		1,628
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000		1,154	25,000		1,605
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000		3,516	75,000		4,854
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000		1,736	25,000		2,295
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000		1,693	25,000		2,244
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000		1,802	25,000		2,357
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000		1,816	25,000		2,377
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		3,582	100,000		5,782
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,671	45,000		2,674
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		494	15,000		826
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		3,637	100,000		5,861
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000		2,823	25,000		3,419
Regions Bank	March 2032	2.69%	one-month CDOR	14,766	(a)	601	14,764	(a)	1,092
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,766	(a)	609	14,764	(a)	1,107
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,532	(a)	1,256	29,530	(a)	2,424
				$973,830		$45,490	$973,822		$63,390
(a)
The contractual notional amount is $20.0 million or $40.0 million CAD.

At March 31, 2023, the weighted average fixed rate on all outstanding interest rate swaps was 2.18%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of (Loss) Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended March 31,	Income	Location	Income Gain (Loss)	Income
2023	$(17,899)	Interest expense	$4,997	$21,139
2022	34,961	Interest expense	(3,865)	16,896

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $21.5 million.

10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
OP Units exchanged for shares of common stock	896	—
Value of units exchanged	$14,897	$—

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the three months ended March 31, 2023 and 2022, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program

The Company established an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of March 31, 2023, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company’s ATM Program activity:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Number of common shares issued	—	6,273
Weighted average sale price per share	$—	$21.82
Net proceeds	$—	$134,326
Gross proceeds	—	136,544

Share Repurchase Program

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $150.0 million of the Company’s common stock. These purchases could be made in the open market or through private transactions from time to time over the 12-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company's discretion, using available cash resources. During the three months ended March 31, 2023, no shares of the Company’s common stock were repurchased under the program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three months ended March 31, 2023 and 2022, the Company awarded 259,099 and 142,045 shares of restricted stock awards (“RSAs”), respectively, to officers and employees under the Company's equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, or four-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average per share value of awards granted during the three months ended March 31, 2023 and 2022, were $17.75 and $21.66, respectively, which were based on the market price per share of the Company’s common stock on the grant date.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Compensation cost	$1,728	$610
Dividends declared on unvested RSAs	136	97
Fair value of shares vested during the period	2,864	3,209

As of March 31, 2023, there was $7.3 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.0 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended March 31,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	396	$20.36	372	$19.62
Granted	259	17.75	142	21.66
Vested	(160)	20.36	(146)	19.80
Forfeited	—	—	(1)	26.41
Unvested at end of period	495	19.00	367	20.33

Performance-based Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company issued target grants of 186,481 and 121,883 performance-based restricted stock units (“PRSUs”), respectively, under the Company's equity incentive plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility, among others.

The following table presents compensation cost recognized on the Company’s PRSUs:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Compensation cost	$151	$319

As of March 31, 2023, there was $5.8 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.6 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended March 31,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	233	$26.27	110	$24.40
Granted	186	23.78	122	27.93
Vested	—	—	—	—
Forfeited	(61)	26.80	—	—
Unvested at end of period	358	25.01	232	26.25

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$39,304	$26,758
Less: earnings allocated to unvested restricted shares	(136)	(97)
Net earnings used to compute basic earnings per common share	$39,168	$26,661

Diluted earnings:
Net earnings used to compute basic earnings per share	$39,168	$26,661
Net earnings attributable to non-controlling interests	2,070	1,683
Net earnings used to compute diluted earnings per common share	$41,238	$28,344

Weighted average number of common shares outstanding	186,561	164,179
Less: weighted average unvested restricted shares (a)	(431)	(370)
Weighted average number of common shares outstanding used in basic earnings per common share	186,130	163,809
Effects of restricted stock units (b)	220	156
Effects of convertible membership units (c)	9,826	10,323
Weighted average number of common shares outstanding used in diluted earnings per common share	196,176	174,288

Basic earnings per share	$0.21	$0.16
Diluted earnings per share	$0.21	$0.16
(a)
Represents the weighted average effects of 494,845 and 366,912 unvested restricted shares of common stock as of March 31, 2023 and 2022, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 9,308,457 and 10,323,206 OP Units outstanding at March 31, 2023 and 2022, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $17.1 million and $12.0 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for income taxes was $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
At March 31, 2023, the Company converted 896,349 OP units valued at $14.9 million to 896,349 shares of common stock.
•
At March 31, 2023 and 2022, dividend amounts declared and accrued but not yet paid amounted to $54.5 million and $47.7 million, respectively.
•
At March 31, 2023 and 2022, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by ($38) thousand and $1.9 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income.

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

As of March 31, 2023 and 2022, the Company had commitments to fund building expansions of $8.2 million and $17.4 million, respectively, in exchange for increases in rent contractually scheduled to commence simultaneously upon funding.

The Company is a party to three separate tax protection agreements with the contributing members of two distinct UPREIT transactions and to a tax protection agreement in connection with the Company's internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2023, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Leases

In October 2022, the Company executed a ten year lease for its new corporate office space that commences in 2023, the timing of which depends on the satisfaction of certain conditions set forth in the lease. Upon commencement, the total expected future lease payments would be $8.9 million.

17. Subsequent Events

On April 14, 2023, the Company paid distributions totaling $54.0 million.

On April 27, 2023, the Board of Directors declared a quarterly distribution of $0.28 per share on the Company’s common stock and OP Units for the second quarter of 2023, which will be payable on or before July 14, 2023 to stockholders and OP unitholders of record as of June 30, 2023.

Subsequent to March 31, 2023, the Company paid down $14 million, and borrowed $44 million on the unsecured revolving credit facility, the proceeds of which were used for general corporate purposes.

Through May 4, 2023, the Company sold three properties with an aggregate carrying value of approximately $19.6 million for total proceeds of $42.4 million. The Company incurred additional expenses related to the sales of approximately $1.0 million, resulting in a gain on sale of real estate of approximately $21.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, as used in this Quarterly Report on Form 10-Q, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our "OP,” and to their respective subsidiaries.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. The “Risk Factors” of our 2022 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•
“Investments” or amounts “invested” include real estate investments in new property acquisitions and as well as revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, and excludes capitalized acquisition costs.
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
•
“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and
•
“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated January 28, 2022, with J.P. Morgan Chase Bank, N.A. and the other lenders party thereto.

Overview

We are an internally-managed real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. Since our inception in 2007, we have selectively invested in net leased assets in the industrial, healthcare, restaurant, retail, and office property types. As of March 31, 2023, our portfolio includes 801 properties, with 794 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of March 31, 2023, our portfolio comprised approximately 39.1 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are focused primarily on industrial, healthcare, restaurant, and retail property types based on our extensive experience in and conviction around these sectors. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, clinical, quick service restaurants, general merchandise, and flex/research and development.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.8% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 221 different commercial tenants who operate 209 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 4% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2023, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.8 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.3% of our tenants, based on ABR, provide financial reporting, of which 86.4% are required to provide us with specified financial information on a periodic basis, and an additional 7.9% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of March 31, 2023. The percentages below are calculated based on our ABR of $389.5 million as of March 31, 2023.

Diversification by Property Type

$389 M
Annualized
Base Rent

Industrial	**52%**
Manufacturing	17%
Distribution & Warehouse	13%
Food Processing	11%
Flex and R&D	5%
Cold Storage	3%
Industrial Services	3%
Healthcare	**17%**
Clinical	7%
Healthcare Services	3%
Animal Health Services	3%
Surgical	2%
Life Science	2%
Restaurant	**13%**
Casual Dining	7%
Quick Service Restaurants	6%
Retail	**12%**
General Merchandise	7%
Automotive	3%
Home Furnishings	2%
Child Care	0%
Office	**6%**
Corporate Headquarters	3%
Strategic Operations	2%
Call Center	1%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	79	$64,375	16.5%	12,142	31.1%
Distribution & Warehouse	47	51,610	13.3%	9,459	24.2%
Food Processing	33	44,215	11.4%	5,442	13.9%
Flex and R&D	7	17,666	4.5%	1,457	3.7%
Cold Storage	4	12,827	3.3%	933	2.4%
Industrial Services	22	10,891	2.8%	587	1.5%
Untenanted	1	—	—	122	0.3%
Industrial Total	193	201,584	51.8%	30,142	77.1%
Healthcare
Clinical	52	27,181	7.0%	1,091	2.8%
Healthcare Services	30	11,118	2.9%	496	1.3%
Animal Health Services	27	10,846	2.8%	405	1.0%
Surgical	12	10,475	2.7%	329	0.9%
Life Science	9	7,901	2.0%	549	1.4%
Healthcare Total	130	67,521	17.4%	2,870	7.4%
Restaurant
Casual Dining	101	27,341	7.0%	673	1.7%
Quick Service Restaurants	146	25,027	6.4%	499	1.3%
Restaurant Total	247	52,368	13.4%	1,172	3.0%
Retail
General Merchandise	132	24,714	6.3%	1,865	4.8%
Automotive	68	12,628	3.2%	777	2.0%
Home Furnishings	13	7,147	1.8%	797	2.0%
Child Care	2	731	0.3%	20	0.1%
Retail Total	215	45,220	11.6%	3,459	8.9%
Office
Strategic Operations	5	9,912	2.5%	615	1.6%
Corporate Headquarters	7	8,389	2.2%	408	0.9%
Call Center	3	4,478	1.1%	346	0.8%
Untenanted	1	—	—	46	0.3%
Office Total	16	22,779	5.8%	1,415	3.6%
Total	801	$389,472	100.0%	39,058	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.8%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,377	2.4%	2,284	5.8%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,491	1.7%	1,537	3.9%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	19	6,178	1.6%	157	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,126	1.6%	417	1.1%
J. Alexander's, LLC*	Casual Dining	16	6,115	1.6%	131	0.3%
Hensley & Company*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,962	1.5%	562	1.4%
BluePearl Holdings, LLC**	Animal Health Services	13	5,591	1.4%	166	0.5%
Total Top 10 Tenants		181	74,743	19.2%	8,228	21.1%

Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,365	1.4%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,349	1.4%	417	1.1%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,034	1.3%	156	0.4%
Salm Partners, LLC*	Food Processing	2	4,592	1.2%	368	0.9%
Nestle' Dreyer's Ice Cream Company[2]	Cold Storage	1	4,543	1.2%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Bakery*	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,476	1.0%	129	0.3%
American Signature, Inc.	Home Furnishings	6	4,309	1.0%	474	1.2%
Total Top 20 Tenants		291	$122,477	31.4%	12,302	31.5%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

2 Nestle's ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.8%
AHF Products*	Distribution & Warehouse/ Manufacturing	8	9,377	2.4%	2,284	5.8%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Ryerson	Distribution & Warehouse	11	6,491	1.7%	1,537	3.9%
Red Lobster*	Casual Dining	19	6,178	1.6%	157	0.4%
Axcelis	Flex and R&D	1	6,126	1.6%	417	1.1%
Hensley*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General	General Merchandise	60	5,962	1.5%	562	1.4%
BluePearl Veterinary Partners**	Animal Health Services	13	5,591	1.5%	165	0.4%
Bob Evans Farms*[1]	Casual Dining/Food Processing	21	5,391	1.5%	281	0.7%
Total Top 10 Brands		186	74,019	19.0%	8,377	21.4%

Tractor Supply Co.	General Merchandise	21	5,349	1.4%	417	1.1%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.3%
Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,034	1.3%	156	0.4%
Outback Steakhouse*	Casual Dining	20	4,641	1.2%	126	0.3%
Salm Partners, LLC*	Food Processing	2	4,592	1.2%	368	0.9%
Nestle'	Cold Storage	1	4,543	1.2%	309	0.8%
Carvana*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Baking Company*	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,476	1.1%	129	0.3%
Wendy's	Quick Service Restaurants	29	4,325	1.1%	84	0.2%
Total Top 20 Brands		317	$121,045	31.1%	12,047	30.7%

1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Healthcare Facilities	104	$53,183	13.7%	2,062	5.3%
Restaurants	250	53,141	13.6%	1,214	3.1%
Packaged Foods & Meats	29	38,843	10.0%	4,713	12.1%
Distributors	27	15,962	4.1%	2,695	6.9%
Auto Parts & Equipment	43	15,623	4.0%	2,676	6.9%
Specialty Stores	31	14,078	3.6%	1,338	3.4%
Food Distributors	7	13,799	3.5%	1,712	4.4%
Home Furnishing Retail	18	12,684	3.3%	1,858	4.8%
Specialized Consumer Services	49	12,672	3.3%	728	1.9%
Metal & Glass Containers	8	10,114	2.6%	2,206	5.6%
General Merchandise Stores	96	9,640	2.5%	880	2.3%
Industrial Machinery	20	9,408	2.4%	1,949	5.0%
Forest Products	8	9,377	2.4%	2,284	5.8%
Healthcare Services	18	9,299	2.4%	515	1.3%
Aerospace & Defense	6	7,565	1.9%	746	1.9%
Other (39 industries)	85	104,084	26.7%	11,258	28.7%
Untenanted properties	2	—	—	224	0.6%
Total	801	$389,472	100.0%	39,058	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 801 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	72	$38,037	9.8%	3,621	9.3%	WA	15	4,330	1.1%	150	0.4%
MI	55	32,555	8.4%	3,811	9.8%	LA	4	3,407	0.9%	194	0.5%
IL	32	24,165	6.2%	2,424	6.2%	MS	11	3,320	0.9%	430	1.1%
WI	35	21,792	5.6%	2,163	5.5%	NE	6	3,175	0.8%	509	1.3%
CA	13	18,827	4.8%	1,718	4.4%	MD	4	3,052	0.8%	293	0.7%
OH	47	18,680	4.8%	1,728	4.4%	SC	13	2,937	0.8%	308	0.8%
FL	42	16,411	4.2%	844	2.2%	IA	4	2,804	0.7%	622	1.6%
IN	32	15,843	4.1%	1,906	4.9%	NM	9	2,734	0.7%	107	0.3%
MN	21	15,396	4.0%	2,500	6.4%	CO	4	2,501	0.6%	126	0.3%
TN	50	15,150	3.9%	1,103	2.8%	UT	3	2,432	0.6%	280	0.7%
NC	37	14,023	3.6%	1,435	3.7%	CT	2	1,767	0.5%	55	0.1%
AL	53	12,151	3.1%	873	2.2%	MT	7	1,582	0.4%	43	0.1%
GA	33	11,535	3.0%	1,576	4.0%	DE	4	1,167	0.3%	133	0.3%
AZ	9	10,876	2.8%	909	2.3%	ND	2	954	0.2%	28	0.1%
PA	22	9,677	2.5%	1,836	4.7%	VT	2	420	0.1%	24	0.1%
NY	26	9,268	2.4%	680	1.7%	WY	1	307	0.1%	21	0.1%
KY	24	8,465	2.2%	900	2.3%	NV	1	268	0.1%	6	0.0%
MA	4	8,232	2.1%	744	1.9%	OR	1	136	0.0%	9	0.0%
OK	22	8,107	2.1%	987	2.5%	SD	1	81	0.0%	9	0.0%
AR	11	7,722	2.0%	283	0.7%	Total U.S.	794	$381,406	97.9%	38,628	98.9%
MO	12	6,119	1.6%	1,138	2.9%	BC	2	4,584	1.2%	253	0.6%
KS	11	5,638	1.4%	648	1.7%	ON	3	2,126	0.5%	101	0.3%
VA	17	5,479	1.4%	204	0.5%	AB	1	999	0.3%	51	0.1%
WV	17	4,975	1.3%	884	2.3%	MB	1	357	0.1%	25	0.1%
NJ	3	4,909	1.3%	366	1.1%	Total Canada	7	$8,066	2.1%	430	1.1%
						Grand Total	801	$389,472	100.0%	39,058	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of March 31, 2023, master leases contributed to 69.3% of the ABR associated with multi-site tenants (409 of our 676 properties) and 41.2% of our overall ABR (409 of our 801 properties).

As of March 31, 2023, approximately 99.4% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. As of March 31, 2023, the ABR weighted average remaining term of our leases was approximately 10.8 years. Approximately 3% of the properties in our portfolio are subject to leases without at least one renewal option. The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2023.

20%
10%
0%
1.2%
2.7%
1.8%
4.4%
6.2%
6.2%
5.8%
14.0%
2.2%
8.2%
4.8%
1.6%
3.6%
6.8%
4.4%
2.5%
1.8%
1.5%
5.4%
11.2%
3.7%
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
Thereafter

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	# Leases	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2023	5	7	$4,497	1.2%	504	1.3%
2024	9	9	10,640	2.7%	1,239	3.2%
2025	19	22	6,905	1.8%	385	1.0%
2026	34	35	17,235	4.4%	1,150	2.9%
2027	29	30	24,166	6.2%	2,079	5.3%
2028	36	36	24,220	6.2%	2,262	5.8%
2029	72	73	22,541	5.8%	2,724	7.0%
2030	101	101	54,479	14.0%	5,110	13.1%
2031	33	33	8,640	2.2%	805	2.1%
2032	62	63	31,896	8.2%	3,469	8.9%
2033	50	50	18,888	4.8%	1,593	4.1%
2034	33	33	6,305	1.6%	409	1.0%
2035	19	19	13,966	3.6%	2,021	5.2%
2036	87	87	26,485	6.8%	2,931	7.5%
2037	23	23	17,111	4.4%	1,124	2.9%
2038	36	36	9,573	2.5%	725	1.9%
2039	10	10	6,858	1.8%	798	2.0%
2040	31	31	5,784	1.5%	312	0.8%
2041	40	40	20,875	5.4%	1,731	4.4%
2042	59	59	43,758	11.2%	4,813	12.3%
Thereafter	11	11	14,650	3.7%	2,650	6.7%
Untenanted properties	2	—	—	—	224	0.6%
Total	801	808	$389,472	100.0%	39,058	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2023, leases contributing 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of March 31, 2023 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	80.3%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	3.1%
Every 4 years	1.0%	2.4%
Every 5 years	7.2%	1.7%
Other escalation frequencies	6.5%	1.6%
Flat	2.7%	—
Total/Weighted Average (b)	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of March 31, 2023, leases contributing 5.2% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of March 31, 2023, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

Lease Revenues, net

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2023	2022	$	%
Contractual rental amounts billed for operating leases	$98,102	$96,208	$1,894	2.0%
Adjustment to recognize contractual operating lease billings on a straight-line basis	7,370	6,897	473	6.9%
Net write-offs of accrued rental income	(105)	—	(105)	(100.0)%
Variable rental amounts earned	341	721	(380)	(52.7)%
Earned income from direct financing leases	691	693	(2)	(0.3)%
Interest income from sales-type leases	14	14	—	0.0%
Operating expenses billed to tenants	5,075	5,720	(645)	(11.3)%
Other income from real estate transactions	7,392	2,019	5,373	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	112	(138)	250	> (100.0)%
Total Lease revenues, net	$118,992	$112,134	$6,858	6.1%

The increase in Lease revenues, net was primarily attributable to $7.5 million of lease termination income recognized in the first quarter of 2023 as Other income from real estate transactions, associated with the early lease termination and sale of an office property for total proceeds of $39.5 million. The timing and amount of lease termination income varies from period to period. The increase was also attributable to full revenue from property investments made during the fourth quarter of 2022, as well as the partial revenue from property investments made during the first quarter of 2023. As we acquire properties throughout the period, the full benefit of lease revenues from newly acquired properties will not be realized in the quarter of acquisition. During the fourth quarter of 2022, we invested $310.3 million, excluding capitalized acquisition costs, in 18 properties at a weighted average initial cash capitalization rate of 6.7%, the full benefit of which we realized during the first quarter of 2023. During the first quarter of 2023, we invested $20.0 million, excluding capitalized acquisition costs, in three properties at a weighted average initial cash capitalization rate of 7.0%, the full benefit of which we anticipate will be realized during the second quarter of 2023.

Operating Expenses

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2023	2022	$	%
Operating expenses
Depreciation and amortization	$41,784	$45,605	$(3,821)	(8.4)%
Property and operating expense	5,886	6,397	(511)	(8.0)%
General and administrative	10,416	9,318	1,098	11.8%
Provision for impairment of investment in rental properties	1,473	—	1,473	> 100.0%
Total operating expenses	$59,559	$61,320	$(1,761)	(2.9)%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended March 31, 2023 was primarily due to accelerated amortization of in-place lease intangibles associated with an early lease termination and simultaneous sale of an office property during the quarter, partially offset by growth in our real estate portfolio.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2023 we recognized $1.5 million of impairment on our investments in rental properties due to change in our long-term hold strategy for one property. During the three months ended December 31, 2022, we did not recognize any impairment on our investments in rental properties. The following table presents the impairment charges for the three months ended March 31, 2023:

(in thousands, except number of properties)
Number of properties	1
Carrying value prior to impairment charge	$4,236
Fair value	2,763
Impairment charge	$1,473

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2023	2022	$	%
Other income (expenses)
Interest income	$162	$40	$122	> 100%
Interest expense	(21,139)	(23,773)	(2,634)	(11.1)%
Cost of debt extinguishment	—	(77)	(77)	(100.0)%
Gain on sale of real estate	3,415	10,625	(7,210)	(67.9)%
Income taxes	(479)	(105)	374	> 100%
Other expenses	(18)	(751)	(733)	(97.6)%

Interest expense

The decrease in interest expense reflects a decrease in our weighted average outstanding borrowings during the three months ended March 31, 2023 compared to during the three months ended December 31, 2022.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2023, we recognized a gain of $3.4 million on the sale of three properties, compared to a gain of $10.6 million on the sale of three properties during the three months ended December 31, 2022. Our proactive asset management strategy includes selectively selling properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands, except per share data)	2023	2022	$	%
Net income	$41,374	$36,773	$4,601	12.5%
Net earnings per diluted share	0.21	0.20	0.01	5.0%

The increase in net income is primarily attributable to a $6.9 million increase in lease revenue associated with incremental lease termination fees and growth in our real estate portfolio, a $3.8 million decrease in depreciation and amortization, and a $2.6 million decrease in interest expense, partially offset by a $7.2 million decrease in gain on sale of real estate and a $1.5 million increase in impairment of investment in rental properties.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Lease Revenues, net

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Contractual rental amounts billed for operating leases	$98,102	$84,396	$13,706	16.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	7,370	5,021	2,349	46.8%
Net write-offs of accrued rental income	(105)	(1,326)	1,221	92.1%
Variable rental amounts earned	341	186	155	83.3%
Earned income from direct financing leases	691	723	(32)	(4.4)%
Interest income from sales-type leases	14	14	—	0.0%
Operating expenses billed to tenants	5,075	4,735	340	7.2%
Other income from real estate transactions	7,392	42	7,350	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	112	50	62	> 100.0%
Total Lease revenues, net	$118,992	$93,841	$25,151	26.8%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions closed since March 31, 2022. During the twelve months ended March 31, 2023, we invested $716.6 million, excluding capitalized acquisition costs, in 63 properties at a weighted average initial cash capitalization rate of 6.6%. The increase is also attributable to an increase in lease termination income.

Operating Expenses

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Operating expenses
Depreciation and amortization	$41,784	$34,290	$7,494	21.9%
Property and operating expense	5,886	5,044	842	16.7%
General and administrative	10,416	8,828	1,588	18.0%
Provision for impairment of investment in rental properties	1,473	—	1,473	> 100.0%
Total operating expenses	$59,559	$48,162	$11,397	23.7%
Depreciation and amortization

The increase in depreciation and amortization for the three months ended March 31, 2023 was primarily due to growth in our real estate portfolio.

General and administrative

The increase in general and administrative expense for the three months ended March 31, 2023 was primarily due to increased stock-based compensation expense associated with an additional grant to employees in February 2022, a change in director compensation to include grants of restricted stock awards beginning in 2022, and accelerated amortization of stock-based compensation in connection with the departure of our previous chief executive officer during the first quarter of 2023.

Provision for impairment of investment in rental properties

During the three months ended March 31, 2023, we recognized $1.5 million of impairment on our investments in rental properties. There was no impairment recognized during the three months ended March 31, 2022. The following table presents the impairment charges for the three months ended March 31, 2023:

(in thousands, except number of properties)
Number of properties	1
Carrying value prior to impairment charge	$4,236
Fair value	2,763
Impairment charge	$1,473

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Other income (expenses)
Interest income	$162	$—	$162	100.0%
Interest expense	(21,139)	(16,896)	4,243	25.1%
Gain on sale of real estate	3,415	1,196	2,219	> 100.0%
Income taxes	(479)	(412)	67	16.3%
Other income (expenses)	(18)	(1,126)	(1,108)	(98.4)%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Since March 31, 2022, we increased total outstanding borrowings by $141.8 million to partially fund our acquisitions. Of our $1.9 billion of total outstanding indebtedness, approximately $34.4 million, or 1.8%, is variable and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2023, we recognized a gain of $3.4 million on the sale of three properties, compared to a gain of $1.2 million on the sale of one property during the three months ended March 31, 2022. Our proactive asset management strategy includes determining whether to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Other income (expenses)

The decrease in other expenses during the three months ended March 31, 2023 was primarily due to a $0.01 million unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million CAD revolver borrowings, compared to a $1.1 million unrealized foreign exchange loss recognized during the three months ended March 31, 2022.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2023	2022	$	%
Net income	$41,374	$28,441	$12,933	45.5%
Net earnings per diluted share	0.21	0.16	0.05	31.3%

The increase in net income is primarily due to revenue growth of $25.2 million, $2.2 million increase on gain on sale of real estate and a $1.1 million decrease in foreign exchange loss. These factors were partially offset by a $7.5 million increase in depreciation and amortization, a $4.2 million increase in interest expense, a $1.5 million increase in general and administrative expense, and a $1.5 million increase in impairment of investment in rental properties.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of March 31, 2023, we had total debt outstanding of $1.9 billion, Net Debt of $1.9 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.1x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund tenant improvements and revenue generating capital expenditures. We do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities.

As detailed in the contractual obligations table below, we have approximately $63.4 million of expected obligations due throughout the remainder of 2023, primarily consisting of $56.6 million of interest expense due and $6.8 million of mortgage maturities. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest expense on our borrowings. We expect to repay the maturing mortgage with available cash on hand generated from our results of operations or borrowings under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. As of March 31, 2023, we have $891.7 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. We did not raise any equity on our ATM Program during the quarter, and have approximately $145.4 million of capacity remaining on the ATM Program as of March 31, 2023.

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

Unsecured Indebtedness as of March 31, 2023

The following table sets forth our outstanding revolving credit facility, unsecured term loans and senior unsecured notes at March 31, 2023.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$108,330	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month LIBOR + 1.00%	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95%	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25%	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(4,994)
Total unsecured term loans, net	895,006
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,256)
Total senior unsecured notes, net	844,744
Total unsecured debt, net	$1,848,080
(a)
At March 31, 2023, a balance of $34.5 million was subject to the one-month SOFR of 4.80% plus a 0.10% adjustment. The remaining balance includes $100 million CAD borrowings remeasured to $73.8 million USD, which was subject to the one-month CDOR of 4.95%.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2023, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2023 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility	Mortgages	Term Loans	Senior Notes	Interest Expense (a)	Total
Remainder of 2023	$—	$6,820	$—	$—	$56,620	$63,440
2024	—	2,260	—	—	74,944	77,204
2025	—	20,195	—	—	77,162	97,357
2026	108,330	16,843	400,000	—	56,444	581,617
2027	—	1,597	200,000	150,000	42,483	394,080
Thereafter	—	38,278	300,000	700,000	64,133	1,102,411
Total	$108,330	$85,993	$900,000	$850,000	$371,786	$2,316,109

(a)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2023. This amount includes the impact of interest rate swap agreements.

At March 31, 2023 investment in rental property of $142.4 million was pledged as collateral against our mortgages.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and we entered into a third tax protection agreement in connection with the internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with our internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of March 31, 2023, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on SOFR, LIBOR, or CDOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of March 31, 2023, we had 32 interest rate swaps outstanding with an aggregate notional amount of $973.8 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $19.3 million and $65.5 million at March 31, 2023 and March 31, 2022, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$74,376	$59,104
Net cash provided by (used in) investing activities	29,633	(207,678)
Net cash (used in) provided by financing activities	(144,739)	186,352
(Decrease) increase in cash and cash equivalents and restricted cash	$(40,730)	$37,778

The increase in net cash provided by operating activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in cash provided by investing activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was mainly due to decreased acquisition volume during the three months ended March 31, 2023 as well as increased disposition volume during the three months ended March 31, 2023.

The increase in net cash used in financing activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, mainly reflects an increased repayments on the unsecured revolving credit facility and increased distributions paid to shareholders.

Non-GAAP Measures

FFO, Core FFO, and AFFO

We compute Funds From Operations (“FFO”) in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, gains and losses from change in control, and impairment charges related to certain previously depreciated real estate assets. FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, gain on insurance recoveries, cost of debt extinguishments, unrealized and realized gains or losses on foreign currency transactions, severance and executive transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain non-cash revenues and expenses, including straight-line rents, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Net income	$41,374	$36,773	$28,441
Real property depreciation and amortization	41,745	45,570	34,259
Gain on sale of real estate	(3,415)	(10,625)	(1,196)
Provision for impairment on investment in rental properties	1,473	—	—
FFO	$81,177	$71,718	$61,504
Net write-offs of accrued rental income	297	—	1,326
Lease termination fees	(7,500)	(1,678)	—
Gain on insurance recoveries	—	(341)	—
Cost of debt extinguishment	—	77	—
Severance and executive transition costs (a)	481	—	120
Other expenses (b)	18	751	1,126
Core FFO	$74,473	$70,527	$64,076
Straight-line rent adjustment	(7,271)	(6,826)	(4,934)
Amortization of debt issuance costs	986	988	856
Amortization of net mortgage premiums	(26)	(26)	(27)
Loss on interest rate swaps and other non-cash interest expense	522	522	659
Amortization of lease intangibles	(2,691)	(1,308)	(1,158)
Stock-based compensation	1,492	1,503	929
Deferred taxes	—	204	—
AFFO	$67,485	$65,584	$60,401
(a)
Amount includes $0.4 million of accelerated stock-based compensation and $0.1 million of executive transition costs during the three months ended March 31, 2023, related to the departure of our previous chief executive officer.
(b)
Amount includes $18 thousand, $0.8 million, and $1.1 million of unrealized and realized foreign exchange loss during the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

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

We are focused on a disciplined and targeted acquisition strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new acquisitions using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter acquisitions. However, the full benefit of EBITDAre from newly acquired properties will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our acquisitions and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all acquisitions and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments, realized or unrealized gains and losses on foreign currency transactions, or gains on insurance recoveries, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Net income	$41,374	$36,773	$28,441
Depreciation and amortization	41,784	45,606	34,290
Interest expense	21,139	23,773	16,896
Income taxes	479	105	412
EBITDA	$104,776	$106,257	$80,039
Provision for impairment of investment in rental properties	1,473	—	—
Gain on sale of real estate	(3,415)	(10,625)	(1,196)
EBITDAre	$102,834	$95,632	$78,843
Adjustment for current quarter acquisition activity (a)	406	1,283	3,225
Adjustment for current quarter disposition activity (b)	(365)	(440)	(79)
Adjustment to exclude non-recurring and other expenses (c)	(1,023)	—	—
Adjustment to exclude gain on insurance recoveries	—	(341)	—
Adjustment excludes net write-offs of accrued rental income	297	—	1,326
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	18	796	1,125
Adjustment to exclude cost of debt extinguishments	—	77	—
Adjustment to exclude lease termination fees	(7,500)	(1,678)	—
Adjusted EBITDAre	$94,667	$95,329	$84,440
Annualized EBITDAre	$411,336	$382,528	$315,375
Annualized Adjusted EBITDAre	$378,668	$381,315	$337,759
(a)
Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amounts include $0.1 million of executive transition costs and $0.4 million of accelerated stock-based compensation associated with the departure of executive officers, and ($1.5) million of accelerated amortization of lease intangibles during the three months ended March 31, 2023.

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

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Debt
Unsecured revolving credit facility	$108,330	$197,322	$266,118
Unsecured term loans, net	895,006	894,692	586,884
Senior unsecured notes, net	844,744	844,555	843,990
Mortgages, net	85,853	86,602	96,141
Debt issuance costs	10,390	10,905	9,419
Gross Debt	1,944,323	2,034,076	1,802,552
Cash and cash equivalents	(15,412)	(21,789)	(54,103)
Restricted cash	(3,898)	(38,251)	(11,444)
Net Debt	$1,925,013	$1,974,036	$1,737,005
Net Debt to Annualized EBITDAre	4.7x	5.2x	5.5x
Net Debt to Annualized Adjusted EBITDAre	5.1x	5.2x	5.1x

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2023, to the items that we disclosed as our critical accounting policies and estimates in our 2022 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

For information on the impact of recent accounting pronouncements on our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We attempt to manage interest rate risk by entering into long-term fixed rate debt, entering into interest rate swaps to convert certain variable-rate debt to a fixed rate, and staggering our debt maturities. We have designated the interest rate swaps as cash flow hedges for accounting purposes and they are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 9 in our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of March 31, 2023. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $72.2 million as of March 31, 2023.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of March 31, 2023, of which $973.8 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.3 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $150.0 million of the Company’s common stock. These purchases could be made in the open market or through private transactions from time to time over the 12-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by us in our discretion, using available cash resources. No shares of the Company’s common stock were repurchased under the program.

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

10.2	Director Compensation and Stock Ownership Policy, effective as of May 5, 2022

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

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.30+*

First Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne

10.31+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.32+*

First Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano

10.33+*

Severance Protection Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Kevin M. Fennell

10.34+*	Chief Executive Officer Transition Agreement, dated January 10, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki

10.35

Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.36

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.37	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 and incorporated by reference)

21.1*	List of Subsidiaries of Broadstone Net Lease, Inc.

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

BROADSTONE NET LEASE, INC.

Date: May 4, 2023	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: May 4, 2023	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer