Form 10-Q
period 2023-06-30
Broadstone Net Lease, Inc.
filed 2023-08-03
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023, or

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

There were 187,271,816 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of July 31, 2023.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Accounted for using the operating method:
Land	$754,402	$768,667
Land improvements	332,757	340,385
Buildings and improvements	3,857,236	3,888,756
Equipment	9,608	10,422
Total accounted for using the operating method	4,954,003	5,008,230
Less accumulated depreciation	(578,616)	(533,965)
Accounted for using the operating method, net	4,375,387	4,474,265
Accounted for using the direct financing method	26,855	27,045
Accounted for using the sales-type method	572	571
Property under development	37,449	—
Investment in rental property, net	4,440,263	4,501,881
Cash and cash equivalents	20,763	21,789
Accrued rental income	148,697	135,666
Tenant and other receivables, net	1,895	1,349
Prepaid expenses and other assets	42,322	64,180
Interest rate swap, assets	65,143	63,390
Goodwill	339,769	339,769
Intangible lease assets, net	309,298	329,585
Total assets	$5,368,150	$5,457,609

Liabilities and equity
Unsecured revolving credit facility	$122,912	$197,322
Mortgages, net	80,141	86,602
Unsecured term loans, net	895,319	894,692
Senior unsecured notes, net	844,932	844,555
Accounts payable and other liabilities	44,147	47,547
Dividends payable	55,640	54,460
Accrued interest payable	5,889	7,071
Intangible lease liabilities, net	57,573	62,855
Total liabilities	2,106,553	2,195,104

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 187,273 and 186,114 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	3,430,692	3,419,395
Cumulative distributions in excess of retained earnings	(391,631)	(386,049)
Accumulated other comprehensive income	68,428	59,525
Total Broadstone Net Lease, Inc. stockholders' equity	3,107,536	3,092,918
Non-controlling interests	154,061	169,587
Total equity	3,261,597	3,262,505
Total liabilities and equity	$5,368,150	$5,457,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Lease revenues, net	$109,353	$98,013	$228,345	$191,854

Operating expenses
Depreciation and amortization	39,031	35,511	80,815	69,801
Property and operating expense	4,988	4,696	10,874	9,740
General and administrative	9,483	9,288	19,899	18,116
Provision for impairment of investment in rental properties	—	1,380	1,473	1,380
Total operating expenses	53,502	50,875	113,061	99,037

Other income (expenses)
Interest income	82	—	244	—
Interest expense	(20,277)	(17,888)	(41,416)	(34,784)
Gain on sale of real estate	29,462	4,071	32,877	5,267
Income taxes	(448)	(401)	(927)	(813)
Other (expenses) income	(1,674)	2,632	(1,692)	1,506
Net income	62,996	35,552	104,370	63,993
Net income attributable to non-controlling interests	(2,982)	(2,036)	(5,052)	(3,719)
Net income attributable to Broadstone Net Lease, Inc.	$60,014	$33,516	$99,318	$60,274

Weighted average number of common shares outstanding
Basic	186,733	169,555	186,433	166,698
Diluted	196,228	180,256	196,148	177,346
Net earnings per share attributable to common stockholders
Basic and diluted	$0.32	$0.20	$0.53	$0.36

Comprehensive income
Net income	$62,996	$35,552	$104,370	$63,993
Other comprehensive income
Change in fair value of interest rate swaps	19,652	18,772	1,753	53,733
Realized loss on interest rate swaps	522	695	1,044	1,354
Comprehensive income	83,170	55,019	107,167	119,080
Comprehensive income attributable to non-controlling interests	(3,937)	(3,151)	(5,138)	(6,941)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$79,233	$51,868	$102,029	$112,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2023	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505
Net income	—	—	39,304	—	2,070	41,374
Issuance of 259 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(2)	—	—	—	(2)
Stock-based compensation, net of zero shares of restricted stock forfeited	—	1,879	—	—	—	1,879
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 896 OP units to 896 shares of common stock	—	14,897	—	—	(14,897)	—
Distributions declared ($0.275 per share and OP Unit)	—	—	(52,145)	—	(2,742)	(54,887)
Change in fair value of interest rate swap agreements	—	—	—	(17,003)	(896)	(17,899)
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(460)	—	498	(38)	—
Balance, March 31, 2023	$47	$3,434,534	$(398,890)	$43,516	$153,110	$3,232,317
Net income	—	—	60,014	—	2,982	62,996
Issuance of 51 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(10)	—	—	—	(10)
Stock-based compensation, net of 6 shares of restricted stock forfeited	—	1,539	—	—	—	1,539
Conversion of 25 OP units to 25 shares of common stock	—	398	—	—	(398)	—
Distributions declared ($0.280 per share and OP Unit)	—	—	(52,755)	—	(2,664)	(55,419)
Change in fair value of interest rate swap agreements	—	—	—	18,722	930	19,652
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(5,769)	—	5,694	75	—
Balance, June 30, 2023	$47	$3,430,692	$(391,631)	$68,428	$154,061	$3,261,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity - Continued

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

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$104,370	$63,993
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	77,039	67,476
Provision for impairment of investment in rental properties	1,473	1,380
Amortization of debt issuance costs and original issuance discount charged to interest expense	1,894	1,704
Stock-based compensation expense	3,418	2,310
Straight-line rent, direct financing and sales-type lease adjustments	(14,250)	(8,513)
Gain on sale of real estate	(32,877)	(5,267)
Other non-cash items	923	628
Changes in assets and liabilities:
Tenant and other receivables	371	(326)
Prepaid expenses and other assets	(192)	1,040
Accounts payable and other liabilities	(4,383)	(6,079)
Accrued interest payable	(1,182)	(387)
Net cash provided by operating activities	136,604	117,959

Investing activities
Acquisition of rental property	(25,990)	(377,966)
Investment in property under development including capitalized interest of $267 and $0 in 2023 and 2022, respectively	(37,449)	—
Capital expenditures and improvements	(23,593)	(18,289)
Proceeds from disposition of rental property, net	118,253	16,402
Change in deposits on investments in rental property	125	(118)
Net cash provided by (used in) investing activities	31,346	(379,971)

Financing activities
Proceeds from issuance of common stock, net of $180 and $3,229 offering costs, discounts, and commissions in 2023 and 2022, respectively	(180)	202,628
Principal payments on mortgages and unsecured term loans	(6,411)	(61,389)
Borrowings on unsecured revolving credit facility	125,000	380,783
Repayments on unsecured revolving credit facility	(201,000)	(161,000)
Cash distributions paid to stockholders	(103,521)	(88,361)
Cash distributions paid to non-controlling interests	(5,613)	(5,647)
Debt issuance and extinguishment costs paid	—	(3,795)
Net cash (used in) provided by financing activities	(191,725)	263,219
Net (decrease) increase in cash and cash equivalents and restricted cash	(23,775)	1,207
Cash and cash equivalents and restricted cash at beginning of period	60,040	27,769
Cash and cash equivalents and restricted cash at end of period	$36,265	$28,976

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,789	$21,669
Restricted cash at beginning of period	38,251	6,100
Cash and cash equivalents and restricted cash at beginning of period	$60,040	$27,769

Cash and cash equivalents at end of period	$20,763	$16,813
Restricted cash at end of period	15,502	12,163
Cash and cash equivalents and restricted cash at end of period	$36,265	$28,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units or non-controlling interests. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.” The Corporation’s common stock is listed on the New York Stock Exchange under the symbol “BNL”.

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At June 30, 2023, the Company owned a diversified portfolio of 801 individual commercial properties with 794 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	June 30, 2023			December 31, 2022
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	187,273	9,283	196,556	186,114	10,205	196,319
Percent ownership of OP	95.3%	4.7%	100.0%	94.8%	5.2%	100.0%

Refer to Note 14 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Company has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 23, 2023. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Company believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

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

Investment in Property Under Development

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development on the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development and construction, including interest, real estate taxes and other miscellaneous costs incurred during the construction period. Once construction is completed the property under development is placed in service and depreciation commences.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2023 and 2022 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charge, resulting primarily from changes in the Company’s long-term hold strategy, with respect to the individual property:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2023	2022	2023	2022
Number of properties	—	1	1	1
Impairment charge	$—	$1,380	$1,473	$1,380

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

	June 30,	December 31,
(in thousands)	2023	2022
Escrow funds and other	$1,315	$4,812
1031 exchange proceeds	14,187	33,439
	$15,502	$38,251

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Rent received in advance	$21,387	$18,783

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$65,143	$—	$65,143	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$63,390	$—	$63,390	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, recent market risk premiums for loans of comparable quality, applicable London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	June 30, 2023	December 31, 2022
Carrying amount	$1,953,176	$2,034,076
Fair value	1,732,146	1,841,381

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at June 30, 2023 and December 31, 2022 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Reclassifications

The Company reclassified Debt issuance costs – unsecured revolving credit facility, net of $6.0 million and Leasing fees, net of $8.5 million to Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets at December 31, 2022, to conform with the current period presentation. The reclassifications are changes from one acceptable presentation to another acceptable presentation.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the six months ended June 30, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(a)
May 25, 2023	Industrial	1	9,952
		5	$42,905	(b)
(a)
Acquisition of land to be developed in connection with a $204.8 million build-to-suit transaction expected to fund in multiple draws through October 2024 (see Note 2).
(b)
Acquisition price excludes capitalized acquisition costs of $2.8 million.

The Company closed on the following acquisitions during the six months ended June 30, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
		42	$374,968	(c)
(c)
Acquisition price excludes capitalized acquisition costs of $3.1 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Land	$2,461	$77,088
Land improvements	2,694	26,002
Buildings and improvements	18,647	253,500
Property under development	19,648	—
Acquired in-place leases (d)	2,400	29,585
Acquired below-market leases (e)	(166)	(76)
Non-real estate liabilities assumed	—	(8,051)
	$45,684	$378,048	(f)
(d)
The weighted average amortization period for acquired in-place leases is 15 years and 20 years for acquisitions completed during the six months ended June 30, 2023 and 2022, respectively.
(e)
The weighted average amortization period for the acquired below-market leases is 20 years and nine years for acquisitions completed during the six months ended June 30, 2023 and 2022, respectively.
(f)
Excludes a $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the six months ended June 30, 2023, and 2022, qualified as asset acquisitions and as such, acquisition costs have been capitalized.

Subsequent to June 30, 2023, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
July 11, 2023	Restaurant	1	$460	(g)
(g)
Acquisition of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through September 2023.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2023	2022	2023		2022
Number of properties disposed	4	3	7		4
Aggregate sale price	$69,390	$11,889	$121,264	(a)	$17,101
Aggregate carrying value	(38,381)	(7,311)	(85,376)		(11,135)
Additional sales expenses	(1,547)	(507)	(3,011)		(699)
Gain on sale of real estate	$29,462	$4,071	$32,877		$5,267
(a)
The six months ended June 30, 2023 includes $32.0 million of proceeds from the sale of an underlying office property which was executed simultaneously with a lease termination in exchange for a fee of $7.5 million.

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At June 30, 2023, the Company had 801 real estate properties, 789 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation	$30,989	$27,730	$62,146	$54,388

Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$194,412
2024	403,771
2025	437,777
2026	434,030
2027	418,124
Thereafter	3,795,761
$5,683,875

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Undiscounted estimated lease payments to be received	$36,712	$38,268
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(24,289)	(25,645)
Reserve for credit losses	(115)	(125)
Net investment in direct financing leases	$26,855	$27,045

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$1,558
2024	3,171
2025	3,285
2026	3,357
2027	3,426
Thereafter	21,915
$36,712

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023		2022
Contractual rental amounts billed for operating leases	$96,456	$87,505	$194,558		$171,901
Adjustment to recognize contractual operating lease billings on a straight-line basis	7,380	5,090	14,750		10,111
Net write-offs of accrued rental income	—	—	(105)		(1,326)
Variable rental amounts earned	452	291	793		477
Earned income from direct financing leases	689	721	1,380		1,444
Interest income from sales-type leases	15	15	29		29
Operating expenses billed to tenants	4,594	4,263	9,669		8,998
Other income from real estate transactions	3	134	7,395	(a)	176
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(236)	(6)	(124)		44
Total lease revenues, net	$109,353	$98,013	$228,345		$191,854
(a)
The six months ended June 30, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities

The following is a summary of intangible assets and liabilities and related accumulated amortization:

(in thousands)	June 30, 2023	December 31, 2022
Lease intangibles:
Acquired above-market leases	$45,260	$45,740
Less accumulated amortization	(19,404)	(18,436)
Acquired above-market leases, net	25,856	27,304
Acquired in-place leases	426,779	436,401
Less accumulated amortization	(143,337)	(134,120)
Acquired in-place leases, net	283,442	302,281
Total intangible lease assets, net	$309,298	$329,585
Acquired below-market leases	$101,223	$105,059
Less accumulated amortization	(43,650)	(42,204)
Intangible lease liabilities, net	$57,573	$62,855
Leasing fees	$16,043	$14,430
Less accumulated amortization	(6,376)	(5,924)
Leasing fees, net	$9,667	$8,506

Amortization of intangible lease assets and liabilities was as follows:

(in thousands)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Intangible	Financial Statement Presentation	2023	2022	2023	2022
Acquired in-place leases and leasing fees	Depreciation and amortization	$8,001	$7,749	$18,589	$15,350
Above-market and below-market leases	Lease revenues, net	1,088	1,170	3,782	2,331

For the six months ended June 30, 2023, amortization expense includes $0.9 million of accelerated amortization, resulting from early lease terminations. There was no accelerated amortization for the three months ended June 30, 2023 and the six months ended June 30, 2022.

Estimated future amortization of intangible assets and liabilities at June 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$13,675
2024	26,781
2025	25,737
2026	24,575
2027	22,832
Thereafter	147,792
$261,392

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
Unsecured revolving credit facility	$122,912	$197,322	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)(c)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (d)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (d)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(4,681)	(5,308)
Total unsecured term loans, net	895,319	894,692
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,068)	(5,445)
Total senior unsecured notes, net	844,932	844,555
Total unsecured debt, net	$1,863,163	$1,936,569

(a)
At June 30, 2023 and December 31, 2022, a balance of $16.0 million and $123.5 million was subject to the one-month SOFR of 5.14% and 4.36%, respectively. At June 30, 2023, a balance of $31.5 million was subject to the daily simple SOFR of 5.09%. The remaining balance includes $100 million Canadian Dollar ("CAD") borrowings remeasured to $75.4 million United States Dollar ("USD") and $73.8 million USD, at June 30, 2023 and December 31, 2022, respectively, and was subject to the one-month CDOR of 5.27% and 4.74%, respectively.
(b)
Effective June 30, 2023, the loan converted into a one-month SOFR borrowing concurrent with LIBOR's cessation. At June 30, 2023, one-month SOFR was 5.14%.
(c)
At December 31, 2022, the applicable interest rate was 1-month LIBOR of 4.39% plus 1.00%.
(d)
At June 30, 2023 and December 31, 2022, one-month SOFR was 5.14% and 4.36%, respectively.

At June 30, 2023, the weighted average interest rate on all outstanding borrowings was 5.23% exclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of June 30, 2023, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on the Company.

For the six months ended June 30, 2022, the Company incurred $3.8 million in debt issuance costs associated with the unsecured revolving credit facility. The Company did not incur debt issuance costs during the six months ended June 30, 2023.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Debt issuance costs and original issuance discount amortization	$986	$900	$1,972	$1,756

8. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	June 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2023	2022
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$44,866	$45,516	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	18,939	19,150	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,459	16,675	(b) (c)
Aegon	Apr-12	Oct-23	6.38%	—	5,413	(b) (f)
Total mortgages				80,264	86,754
Debt issuance costs, net				(123)	(152)
Mortgages, net				$80,141	$86,602
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
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

At June 30, 2023, investment in rental property of $121.9 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at June 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$1,092
2024	2,260
2025	20,195
2026	539,755
2027	351,597
Thereafter	1,038,277
$1,953,176

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				June 30, 2023			December 31, 2022
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	one-month LIBOR	$15,000		$460	$15,000		$477
Capital One, National Association	December 2024	1.58%	one-month LIBOR	15,000		734	15,000		815
Bank of Montreal	January 2025	1.91%	one-month LIBOR	25,000		1,161	25,000		1,239
Truist Financial Corporation	April 2025	2.20%	one-month LIBOR	25,000		1,160	25,000		1,169
Bank of Montreal	July 2025	2.32%	one-month LIBOR	25,000		1,196	25,000		1,162
Truist Financial Corporation	July 2025	1.99%	one-month LIBOR	25,000		1,354	25,000		1,358
Truist Financial Corporation	December 2025	2.30%	one-month LIBOR	25,000		1,355	25,000		1,279
Bank of Montreal	January 2026	1.92%	one-month LIBOR	25,000		1,581	25,000		1,547
Bank of Montreal	January 2026	2.05%	one-month LIBOR	40,000		2,409	40,000		2,332
Capital One, National Association	January 2026	2.08%	one-month LIBOR	35,000		2,068	35,000		2,007
Truist Financial Corporation	January 2026	1.93%	one-month LIBOR	25,000		1,577	25,000		1,542
Capital One, National Association	April 2026	2.68%	one-month LIBOR	15,000		700	15,000		625
Capital One, National Association	July 2026	1.32%	one-month LIBOR	35,000		3,004	35,000		3,042
Bank of Montreal	December 2026	2.33%	one-month LIBOR	10,000		625	10,000		584
Bank of Montreal	December 2026	1.99%	one-month LIBOR	25,000		1,838	25,000		1,773
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	15,082	(b)	984	14,764	(b)	765
Wells Fargo Bank, N.A.	April 2027	2.72%	one-month LIBOR	25,000		1,271	25,000		1,129
Bank of Montreal	December 2027	2.37%	one-month LIBOR	25,000		1,712	25,000		1,628
Capital One, National Association	December 2027	2.37%	one-month LIBOR	25,000		1,677	25,000		1,605
Wells Fargo Bank, N.A.	January 2028	2.37%	one-month LIBOR	75,000		5,105	75,000		4,854
Bank of Montreal	May 2029	2.09%	one-month LIBOR	25,000		2,304	25,000		2,295
Regions Bank	May 2029	2.11%	one-month LIBOR	25,000		2,262	25,000		2,244
Regions Bank	June 2029	2.03%	one-month LIBOR	25,000		2,367	25,000		2,357
U.S. Bank National Association	June 2029	2.03%	one-month LIBOR	25,000		2,381	25,000		2,377
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		6,057	100,000		5,782
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,784	45,000		2,674
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		868	15,000		826
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		6,113	100,000		5,861
U.S. Bank National Association	August 2029	1.35%	one-month LIBOR	25,000		3,347	25,000		3,419
Regions Bank	March 2032	2.69%	one-month CDOR	15,082	(b)	1,155	14,764	(b)	1,092
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	15,082	(b)	1,164	14,764	(b)	1,107
Bank of Montreal	March 2034	2.81%	one-month CDOR	30,165	(b)	2,370	29,530	(b)	2,424
				$975,411		$65,143	$973,822		$63,390
(a)
Effective July 1, 2023, the variable rate index for LIBOR based swaps will convert to daily simple SOFR concurrent with LIBOR’s cessation.
(b)
The contractual notional amount is $20.0 million or $40.0 million CAD.

At June 30, 2023, the weighted average fixed rate on all outstanding interest rate swaps was 2.28%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended June 30,	Income	Location	Gain (Loss)	Income
2023	$19,652	Interest expense	$6,182	$20,277
2022	18,772	Interest expense	(3,122)	17,888

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Six Months Ended June 30,	Income	Location	Gain (Loss)	Income
2023	$1,753	Interest expense	$11,179	$41,416
2022	53,733	Interest expense	(6,987)	34,784

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $28.1 million.
10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
OP Units exchanged for shares of common stock	25	—	921	—
Value of units exchanged	$398	$—	$15,295	$—

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the six months ended June 30, 2023 and 2022, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program

The Company has an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of June 30, 2023, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company’s ATM Program activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Number of common shares issued	—	3,236	—	9,509
Weighted average sale price per share	$—	$21.42	$—	$21.69
Net proceeds	$—	$68,321	$—	$202,647
Gross proceeds	—	69,313	—	205,857

Share Repurchase Program

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $150.0 million of the Company’s common stock. These purchases can be made in the open market or through private transactions from time to time over the 12-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company's discretion, using available cash resources. During the six months ended June 30, 2023, no shares of the Company’s common stock were repurchased under the program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three and six months ended June 30, 2023, the Company awarded 50,531 and 309,630 shares of restricted stock awards (“RSAs”), respectively, to officers, employees and non-employee directors under the Company's equity incentive plan. During the three and six months ended June 30, 2022, the Company issued 32,868 and 174,913 shares of RSAs, respectively. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, or four-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average per share value of awards granted during the three and six months ended June 30, 2023, were $16.33 and $17.52, respectively, which were based on the market price per share of the Company’s common stock on the grant date. The weighted average value of awards granted during the three and six months ended June 30, 2022 were $20.23 and $21.39, respectively.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation cost	$932	$877	$2,660	$1,487
Dividends declared on unvested RSAs	142	106	278	203
Fair value of shares vested during the period	520	—	3,384	3,209

As of June 30, 2023, there was $7.1 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.7 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended June 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	495	$19.00	367	$20.33
Granted	51	16.33	33	20.23
Vested	(32)	20.22	—	—
Forfeited	(6)	18.90	(8)	19.95
Unvested at end of period	508	18.65	392	20.33

	For the Six Months Ended June 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	396	$20.36	372	$19.62
Granted	310	17.52	175	21.39
Vested	(192)	20.33	(146)	19.80
Forfeited	(6)	18.90	(9)	20.06
Unvested at end of period	508	18.65	392	20.33

Performance-based Restricted Stock Units

During six months ended June 30, 2023, the Company issued target grants of 186,481 performance-based restricted stock units (“PRSUs”), under the Company's equity incentive plan to the officers of the Company. During the six months ended June 30, 2022, the Company issued target grants of 121,883 PRSUs. During the three months ended June 30, 2023 and 2022, there were no PRSUs issued. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility, among others.

The following table presents compensation cost recognized on the Company’s PRSUs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation cost	$607	$504	$758	$823

As of June 30, 2023, there was $5.2 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.4 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended June 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	358	$25.01	232	$26.25
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	(1)	27.93
Unvested at end of period	358	25.01	231	26.25

	For the Six Months Ended June 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	233	$26.27	110	$24.40
Granted	186	23.78	122	27.93
Vested	—	—	—	—
Forfeited	(61)	26.80	(1)	27.93
Unvested at end of period	358	25.01	231	26.25

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$60,014	$33,516	$99,318	$60,274
Less: earnings allocated to unvested restricted shares	(162)	(105)	(278)	(202)
Net earnings used to compute basic earnings per common share	$59,852	$33,411	$99,040	$60,072

Diluted earnings:
Net earnings used to compute basic earnings per share	$59,852	$33,411	$99,040	$60,072
Add: net earnings attributable to non-controlling interests	2,982	2,036	5,052	3,719
Add: undistributed earnings allocated to unvested restricted shares	21	—	—	—
Less: undistributed earnings reallocated to unvested restricted shares	(20)	—	—	—
Net earnings used to compute diluted earnings per common share	$62,835	$35,447	$104,092	$63,791

Weighted average number of common shares outstanding	187,237	169,933	186,901	167,072
Less: weighted average unvested restricted shares (a)	(504)	(378)	(468)	(374)
Weighted average number of common shares outstanding used in basic earnings per common share	186,733	169,555	186,433	166,698
Add: effects of restricted stock units (b)	191	378	151	325
Add: effects of convertible membership units (c)	9,304	10,323	9,564	10,323
Weighted average number of common shares outstanding used in diluted earnings per common share	196,228	180,256	196,148	177,346

Basic earnings per share	$0.32	$0.20	$0.53	$0.36
Diluted earnings per share	$0.32	$0.20	$0.53	$0.36
(a)
Represents the weighted average effects of 506,671 and 391,187 unvested restricted shares of common stock as of June 30, 2023 and 2022, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 9,284,245 and 10,323,206 OP Units outstanding at June 30, 2023 and 2022, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $39.7 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for income taxes was $1.0 million for the six months ended June 30, 2023 and 2022.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the six months ended June 30, 2023, the Company converted 920,561 OP units valued at $15.3 million to 920,561 shares of common stock.
•
At June 30, 2023 and 2022, dividend amounts declared and accrued but not yet paid amounted to $55.6 million and $49.5 million, respectively.
•
At June 30, 2023 and 2022, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $0.04 million and $2.9 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income.

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

As of June 30, 2023, the Company has a commitment to fund a build-to-suit transaction with a remaining commitment of $167.3 million expected to fund in multiple draws through October 2024, using a combination of available cash on hand and unsecured revolving credit facility borrowings. Rent is contractually scheduled to commence at the earlier of construction completion or October 2024.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement in connection with the Company's internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of June 30, 2023, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Leases

In October 2022, the Company executed a ten year lease for its new corporate office space that commences during 2023, the timing of which depends on the satisfaction of certain conditions set forth in the lease. Upon commencement, the total expected future lease payments would be $8.9 million.

17. Subsequent Events

On July 14, 2023, the Company paid distributions totaling $55.0 million.

On July 27, 2023, the Board of Directors declared a quarterly distribution of $0.28 per share on the Company’s common stock and OP Units for the third quarter of 2023, which will be payable on or before October 13, 2023 to stockholders and OP unitholders of record as of September 29, 2023.

Subsequent to June 30, 2023, the Company paid down $47.0 million, and borrowed $29.5 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.

Subsequent to June 30, 2023, the Company acquired approximately $0.5 million of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through September 2023. (see Note 3).

Through August 3, 2023, the Company sold one property with a carrying value of approximately $37.0 million for total proceeds of $47.0 million. The Company incurred additional expenses related to the sale of approximately $0.7 million, resulting in a gain on sale of real estate of approximately $9.3 million.

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
•
“Investments” or amounts “invested” include real estate investments in new property acquisitions; revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease; and investments in development funding opportunities; and excludes capitalized acquisition costs.
•
“cash capitalization rate” represents either (1) for acquisitions and new developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs, or (2) for disposition properties, the estimated first year cash yield to be generated subsequent to disposition based on contractually specified cash base rent divided by the disposition price;
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

Overview

We are an internally-managed, industrial-focused, diversified net lease real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of June 30, 2023, our portfolio includes 801 properties, with 794 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

We focus on investing in real estate that is operated by creditworthy single-tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and are therefore opportunities to secure long-term net leases. Through long-term net leases, our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund core business operations rather than real estate ownership.

-
Diversified Portfolio. As of June 30, 2023, our portfolio comprised approximately 38.5 million rentable square feet of operational space, and was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: Since 2018, approximately 51.6% of our investment activity has been in industrial properties (based on ABR), with the remaining investments diversified across healthcare (17.5%), restaurant (13.5%), retail (11.6%), and certain office properties acquired in connection with larger portfolios of industrial or restaurant properties (5.8%). We remain highly diversified across industrial, healthcare, restaurant, and retail property types, and within these sectors have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, clinical, quick service restaurants, and general merchandise.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.8% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 221 different commercial tenants who operate 209 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 4.0% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of June 30, 2023, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.7 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.2% of our tenants, based on ABR, provide financial reporting, of which 86.3% are required to provide us with specified financial information on a periodic basis, and an additional 7.9% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of June 30, 2023. The percentages below are calculated based on our ABR of $391.0 million as of June 30, 2023.

Diversification by Property Type

$391 M
Annualized
Base Rent

Industrial	**52%**
Manufacturing	17%
Distribution & Warehouse	13%
Food Processing	12%
Flex and R&D	4%
Cold Storage	3%
Industrial Services	3%
Healthcare	**17%**
Clinical	7%
Healthcare Services	3%
Animal Health Services	3%
Surgical	2%
Life Science	2%
Restaurant	**13%**
Casual Dining	7%
Quick Service Restaurants	6%
Retail	**12%**
General Merchandise	7%
Automotive	3%
Home Furnishings	2%
Child Care	0%
Office	**6%**
Strategic Operations	3%
Corporate Headquarters	2%
Call Center	1%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	81	$64,908	16.6%	12,266	31.8%
Distribution & Warehouse	46	50,121	12.8%	9,158	23.8%
Food Processing	33	46,072	11.8%	5,442	14.1%
Flex and R&D	6	15,977	4.1%	1,157	3.0%
Cold Storage	5	12,849	3.3%	933	2.4%
Industrial Services	23	11,698	3.0%	607	1.6%
Untenanted	1	—	—	123	0.3%
Industrial Total	195	201,625	51.6%	29,686	77.0%
Healthcare
Clinical	52	27,396	7.0%	1,090	2.8%
Healthcare Services	29	11,795	3.0%	478	1.2%
Animal Health Services	27	10,939	2.8%	405	1.0%
Surgical	12	10,528	2.7%	330	0.9%
Life Science	9	7,942	2.0%	549	1.4%
Healthcare Total	129	68,600	17.5%	2,852	7.3%
Restaurant
Casual Dining	101	27,410	7.0%	673	1.7%
Quick Service Restaurants	146	25,497	6.5%	499	1.3%
Restaurant Total	247	52,907	13.5%	1,172	3.0%
Retail
General Merchandise	132	24,800	6.4%	1,865	4.8%
Automotive	67	12,457	3.2%	773	2.0%
Home Furnishings	13	7,147	1.8%	797	2.1%
Child Care	2	730	0.2%	20	0.2%
Retail Total	214	45,134	11.6%	3,455	9.1%
Office
Strategic Operations	6	10,381	2.7%	632	1.6%
Corporate Headquarters	7	8,389	2.1%	409	1.1%
Call Center	2	3,938	1.0%	287	0.7%
Untenanted	1	—	—	46	0.2%
Office Total	16	22,708	5.8%	1,374	3.6%
Total	801	$390,974	100.0%	38,539	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.8%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,378	2.4%	2,284	5.9%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,491	1.7%	1,537	4.0%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	19	6,178	1.6%	157	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,126	1.6%	417	1.1%
J. Alexander's, LLC*	Casual Dining	16	6,115	1.6%	131	0.3%
Salm Partners, LLC*	Food Processing	2	6,062	1.6%	368	1.0%
Hensley & Company*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,966	1.5%	562	1.5%
Total Top 10 Tenants		170	75,219	19.4%	8,430	21.9%

BluePearl Holdings, LLC**	Animal Health Services	13	5,599	1.4%	165	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,525	1.4%	156	0.4%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,365	1.4%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,349	1.4%	417	1.1%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.4%
Nestle' Dreyer's Ice Cream Company[2]	Cold Storage	1	4,543	1.2%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Bakery*	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,476	1.1%	129	0.3%
Chiquita Holdings Limited	Food Processing	1	4,418	1.1%	335	0.9%
Total Top 20 Tenants		286	$124,560	32.1%	12,162	31.6%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

2 Nestle's ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.8%
AHF Products*	Distribution & Warehouse/ Manufacturing	8	9,378	2.4%	2,284	5.9%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Ryerson	Distribution & Warehouse	11	6,491	1.7%	1,537	4.0%
Red Lobster*	Casual Dining	19	6,178	1.6%	157	0.4%
Axcelis	Flex and R&D	1	6,126	1.6%	417	1.1%
Salm Partners, LLC*	Food Processing	2	6,062	1.6%	368	1.0%
Hensley*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General	General Merchandise	60	5,966	1.5%	562	1.5%
BluePearl Veterinary Partners**	Animal Health Services	13	5,598	1.4%	165	0.4%
Total Top 10 Brands		167	74,702	19.2%	8,464	22.0%

Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,525	1.4%	156	0.4%
Bob Evans Farms*[1]	Casual Dining/Food Processing	21	5,459	1.4%	281	0.7%
Tractor Supply Company	General Merchandise	21	5,349	1.4%	417	1.1%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.4%
Outback Steakhouse*	Casual Dining	20	4,641	1.2%	126	0.3%
Nestle'	Cold Storage	1	4,543	1.2%	309	0.8%
Carvana*	Industrial Services	2	4,510	1.2%	230	0.6%
Klosterman Bakery*	Food Processing	11	4,500	1.2%	549	1.4%
Arkansas Surgical Hospital	Surgical	1	4,476	1.1%	129	0.3%
Chiquita Holdings Limited	Food Processing	1	4,419	1.1%	335	0.9%
Total Top 20 Brands		289	$123,180	31.7%	12,298	31.9%
1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Healthcare Facilities	104	$54,517	13.9%	2,062	5.3%
Restaurants	250	53,746	13.7%	1,214	3.2%
Packaged Foods & Meats	29	40,358	10.3%	4,713	12.2%
Auto Parts & Equipment	45	16,424	4.2%	2,799	7.3%
Distributors	27	16,042	4.1%	2,695	7.0%
Specialty Stores	31	14,350	3.7%	1,338	3.5%
Food Distributors	8	14,133	3.6%	1,712	4.4%
Home Furnishing Retail	18	12,684	3.3%	1,858	4.8%
Specialized Consumer Services	48	12,501	3.2%	724	1.9%
Metal & Glass Containers	8	10,114	2.6%	2,206	5.7%
General Merchandise Stores	96	9,644	2.5%	880	2.3%
Industrial Machinery	20	9,528	2.4%	1,949	5.1%
Forest Products	8	9,378	2.4%	2,284	5.9%
Healthcare Services	18	9,342	2.4%	515	1.3%
Electronic Components	2	6,957	1.8%	466	1.2%
Other (39 industries)	87	101,256	25.9%	10,900	28.3%
Untenanted properties	2	—	—	224	0.6%
Total	801	$390,974	100.0%	38,539	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 801   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	72	$38,240	9.8%	3,621	9.4%	WA	15	4,362	1.1%	150	0.4%
MI	55	32,573	8.2%	3,811	9.8%	LA	4	3,407	0.9%	194	0.5%
IL	32	24,268	6.1%	2,424	6.2%	MS	11	3,322	0.9%	430	1.1%
WI	35	23,242	5.9%	2,163	5.6%	NE	6	3,183	0.8%	509	1.3%
OH	48	19,118	4.9%	1,792	4.7%	MD	4	3,073	0.8%	293	0.8%
CA	13	18,838	4.8%	1,718	4.5%	SC	13	2,964	0.8%	308	0.8%
FL	42	16,237	4.2%	840	2.2%	IA	4	2,804	0.7%	622	1.6%
IN	32	15,997	4.1%	1,906	4.9%	NM	9	2,767	0.7%	107	0.3%
MN	21	15,442	3.9%	2,500	6.5%	CO	4	2,501	0.6%	126	0.3%
TN	50	15,273	3.9%	1,103	2.9%	UT	3	2,432	0.6%	280	0.7%
NC	36	12,385	3.2%	1,135	2.9%	CT	2	1,828	0.5%	55	0.1%
AL	53	12,197	3.1%	873	2.3%	ND	3	1,700	0.4%	48	0.1%
AZ	9	11,876	3.0%	909	2.4%	MT	7	1,582	0.4%	43	0.1%
GA	33	11,581	3.0%	1,576	4.1%	DE	4	1,167	0.3%	133	0.3%
PA	22	9,700	2.5%	1,836	4.8%	VT	2	426	0.1%	24	0.1%
NY	26	9,337	2.4%	680	1.8%	WY	1	307	0.1%	21	0.1%
KY	24	8,548	2.2%	900	2.3%	NV	1	268	0.1%	6	0.0%
OK	22	8,121	2.1%	987	2.6%	OR	1	136	0.0%	9	0.0%
AR	11	7,728	2.0%	283	0.7%	SD	1	81	0.0%	9	0.0%
MA	3	6,543	1.7%	444	1.2%	Total U.S.	794	$382,823	97.8%	38,108	98.8%
MO	12	6,175	1.6%	1,138	3.0%	BC	2	$4,596	1.2%	253	0.7%
KS	11	5,643	1.4%	648	1.7%	ON	3	2,168	0.6%	101	0.3%
VA	17	5,561	1.4%	204	0.5%	AB	1	1,019	0.3%	51	0.1%
WV	17	4,981	1.3%	884	2.3%	MB	1	368	0.1%	26	0.1%
NJ	3	4,909	1.3%	366	0.9%	Total Canada	7	$8,151	2.2%	431	1.2%
						Grand Total	801	$390,974	100.0%	38,539	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of June 30, 2023, master leases contributed to 69.3% of the ABR associated with multi-site tenants (408 of our 676 properties) and 41.5% of our overall ABR (408 of our 801 properties).

As of June 30, 2023, approximately 99.4% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. As of June 30, 2023, the ABR weighted average remaining term of our leases was approximately 10.7 years. Approximately 3% of the properties in our portfolio are subject to leases without at least one renewal option. The following chart sets forth our lease expirations based upon the terms of the leases in place as of June 30, 2023.

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	# Leases	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2023	3	4	$3,729	1.0%	467	1.1%
2024	8	8	8,884	2.3%	938	2.4%
2025	19	21	7,001	1.8%	394	1.0%
2026	34	35	17,278	4.4%	1,150	3.0%
2027	29	30	24,341	6.2%	2,079	5.4%
2028	36	37	22,876	5.9%	1,930	5.0%
2029	72	73	22,616	5.8%	2,724	7.1%
2030	101	101	54,800	14.1%	5,110	13.3%
2031	33	33	8,647	2.2%	805	2.1%
2032	62	63	32,001	8.2%	3,469	9.0%
2033	50	50	19,222	4.9%	1,593	4.1%
2034	33	33	6,345	1.6%	409	1.1%
2035	19	19	13,618	3.5%	2,021	5.2%
2036	88	88	27,244	7.0%	2,952	7.7%
2037	22	22	16,848	4.3%	1,120	2.9%
2038	38	38	10,819	2.8%	848	2.2%
2039	10	10	6,927	1.8%	798	2.1%
2040	31	31	5,864	1.5%	312	0.8%
2041	40	40	22,382	5.7%	1,731	4.5%
2042	59	59	43,859	11.2%	4,813	12.5%
Thereafter	12	11	15,673	3.8%	2,652	6.9%
Untenanted properties	2	—	—	—	224	0.6%
Total	801	806	$390,974	100.0%	38,539	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2023, leases contributing 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of June 30, 2023 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	80.6%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	3.1%
Every 4 years	1.0%	2.4%
Every 5 years	6.9%	1.7%
Other escalation frequencies	6.5%	1.6%
Flat	2.7%	—
Total/Weighted Average (b)	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of June 30, 2023, leases contributing 5.2% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of June 30, 2023, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

Lease Revenues, net

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Contractual rental amounts billed for operating leases	$96,456	$98,102	$(1,646)	(1.7)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	7,380	7,370	10	0.1%
Net write-offs of accrued rental income	—	(105)	105	100.0%
Variable rental amounts earned	452	341	111	32.6%
Earned income from direct financing leases	689	691	(2)	(0.3)%
Interest income from sales-type leases	15	14	1	7.1%
Operating expenses billed to tenants	4,594	5,075	(481)	(9.5)%
Other income from real estate transactions	3	7,392	(7,389)	(100.0)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(236)	112	(348)	< (100.0)%
Total Lease revenues, net	$109,353	$118,992	$(9,639)	(8.1)%

The decrease in Lease revenues, net was primarily attributable to $7.5 million of lease termination income recognized in the first quarter of 2023 compared to no lease termination fees recognized during the second quarter of 2023. The timing and amount of lease termination income varies from period to period. The decrease was also attributable to a decrease of $1.6 million in rental amounts collected from operating leases as a result of net dispositions during the quarter. We have strategically disposed of properties with either credit risk or lease rollover risk, at advantageous pricing relative to redeployment yields and in certain circumstances, our cost of borrowings.

Operating Expenses

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Operating expenses
Depreciation and amortization	$39,031	$41,784	$(2,753)	(6.6)%
Property and operating expense	4,988	5,886	(898)	(15.3)%
General and administrative	9,483	10,416	(933)	(9.0)%
Provision for impairment of investment in rental properties	—	1,473	(1,473)	(100.0)%
Total operating expenses	$53,502	$59,559	$(6,057)	(10.2)%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended June 30, 2023 was primarily due to net dispositions during the quarter. The total properties owned during the second quarter of 801 remained the same from the prior quarter.

Provision for impairment of investment in rental properties

During the three months ended June 30, 2023, we recognized no impairment on our investments in rental properties. During the three months ended March 31, 2023, we recognized $1.5 million of impairment on our investments in rental properties due to a change in our long-term hold strategy for one property. The following table presents the impairment charges for the three months ended March 31, 2023:

(in thousands, except number of properties)
Number of properties	1
Carrying value prior to impairment charge	$4,236
Fair value	2,763
Impairment charge	$1,473

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Other income (expenses)
Interest income	$82	$162	$(80)	(49.4)%
Interest expense	(20,277)	(21,139)	(862)	(4.1)%
Gain on sale of real estate	29,462	3,415	26,047	> 100.0%
Income taxes	(448)	(479)	(31)	(6.5)%
Other expenses	(1,674)	(18)	1,656	> 100.0%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended June 30, 2023, we recognized a gain of $29.5 million on the sale of four properties, compared to a gain of $3.4 million on the sale of three properties during the three months ended March 31, 2023.

Net income and Net earnings per diluted share

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands, except per share data)	2023	2023	$	%
Net income	$62,996	$41,374	$21,622	52.3%
Net earnings per diluted share	0.32	0.21	0.11	52.4%

The increase in net income is primarily attributable to a $26.0 million increase in gain on the sale of real estate, a $2.8 million decrease in depreciation and amortization, a $1.5 million decrease in impairment of investment on rental properties, and a $0.9 million decrease in interest expense, partially offset by a $7.4 million decrease in other income from real estate transactions and a $0.5 million decrease in operating expenses billed to tenants.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Lease Revenues, net

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Contractual rental amounts billed for operating leases	$194,558	$171,901	$22,657	13.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	14,750	10,111	4,639	45.9%
Net write-offs of accrued rental income	(105)	(1,326)	1,221	92.1%
Variable rental amounts earned	793	477	316	66.2%
Earned income from direct financing leases	1,380	1,444	(64)	(4.4)%
Interest income from sales-type leases	29	29	—	—%
Operating expenses billed to tenants	9,669	8,998	671	7.5%
Other income from real estate transactions	7,395	176	7,219	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(124)	44	(168)	< (100.0)%
Total Lease revenues, net	$228,345	$191,854	$36,491	19.0%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions closed since June 30, 2022. During the twelve months ended June 30, 2023, we invested $561.6 million, excluding capitalized acquisition costs, in 52 properties at a weighted average initial cash capitalization rate of 6.6%. The increase is also attributable to an increase in lease termination income.

Operating Expenses

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Operating expenses
Depreciation and amortization	$80,815	$69,801	$11,014	15.8%
Property and operating expense	10,874	9,740	1,134	11.6%
General and administrative	19,899	18,116	1,783	9.8%
Provision for impairment of investment in rental properties	1,473	1,380	93	6.7%
Total operating expenses	$113,061	$99,037	$14,024	14.2%
Depreciation and amortization

The increase in depreciation and amortization for the six months ended June 30, 2023 was primarily due to growth in our real estate portfolio.

General and administrative

The increase in general and administrative expense for the six months ended June 30, 2023 was primarily due to increased stock-based compensation expense associated with an additional annual grant during the first quarter of 2023, and an increase in payroll expense related to general annual cost of living adjustments.

Property and operating expense

The increase in property and operating expense is primarily due to the growth in our real estate portfolio. The increase was partially offset by tenant reimbursements recognized as operating expenses billed to tenants in lease revenues, net above.

Provision for impairment of investment in rental properties

During the six months ended June 30, 2023, we recognized $1.5 million of impairment on our investments in rental properties. During the six months ended June 30, 2022, we recognized $1.4 million of impairment on our investments in rental properties. The following table presents the impairment charges for the respective periods:

	For the Six Months Ended
	June 30,
(in thousands, except number of properties)	2023	2022
Number of properties	1	1
Carrying value prior to impairment charge	$4,236	$3,674
Fair value	2,763	2,294
Impairment charge	$1,473	$1,380

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Other income (expenses)
Interest income	$244	$—	$244	100.0%
Interest expense	(41,416)	(34,784)	6,632	19.1%
Gain on sale of real estate	32,877	5,267	27,610	> 100.0%
Income taxes	(927)	(813)	114	14.0%
Other (expenses) income	(1,692)	1,506	(3,198)	< (100.0)%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings combined with increased average outstanding borrowings. Since June 30, 2022, we increased total outstanding borrowings by $96.8 million to partially fund our acquisitions. Of our $2.0 billion of total outstanding indebtedness, approximately $47.4 million, or 2.4%, is variable and unhedged (United States Dollar ("USD") Revolving Credit Facility borrowings) and therefore subject to the impact of fluctuations in interest rates. At June 30, 2023, the one-month SOFR rate was 5.14%, compared with 1.69% at June 30, 2022.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the six months ended June 30, 2023, we recognized a gain of $32.9 million on the sale of seven properties, compared to a gain of $5.3 million on the sale of four properties during the six months ended June 30, 2022. Our proactive asset management strategy includes determining whether to sell any of our properties where we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives.

Other income (expenses)

The increase in other expenses during the six months ended June 30, 2023 was primarily due to a $1.7 million unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars ("CAD") revolver borrowings, compared to a $1.5 million unrealized foreign exchange gain recognized during the six months ended June 30, 2022.

Net income and Net earnings per diluted share

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2023	2022	$	%
Net income	$104,370	$63,993	$40,377	63.1%
Net earnings per diluted share	0.53	0.36	0.17	47.2%

The increase in net income is primarily due to revenue growth of $36.5 million and a $27.6 million increase on gain on sale of real estate. These factors were partially offset by a $11.0 million increase in depreciation and amortization, a $6.6 million increase in interest expense, a $1.8 million increase in general and administrative expense, and a $1.1 million increase in property and operating expenses.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from the disposition of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of June 30, 2023, we had total debt outstanding of $2.0 billion, Net Debt of $1.9 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 5.0x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund development opportunities, tenant improvements and revenue generating capital expenditures. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $123.8 million of expected obligations due throughout the remainder of 2023, primarily consisting of $84.5 million of commitments to fund investments, $38.3 million of interest expense due and $1.1 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments using our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. As of June 30, 2023, we have $877.1 million of available capacity under our Revolving Credit Facility.

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from limited sales of our properties. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property subject to limitations imposed by our Revolving Credit Facility covenants and our investment grade credit rating. We have no material debt maturities until 2026.

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. We did not raise any equity on our ATM Program during the six months ended June 30, 2023, and have approximately $145.4 million of capacity remaining on the ATM Program as of June 30, 2023.

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

Unsecured Indebtedness as of June 30, 2023

The following table sets forth our outstanding revolving credit facility, unsecured term loans and senior unsecured notes at June 30, 2023.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$122,912	Applicable reference rate + 0.85% (a)	Mar. 2026
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95%	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25%	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(4,681)
Total unsecured term loans, net	895,319
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(5,068)
Total senior unsecured notes, net	844,932
Total unsecured debt, net	$1,863,163
(a)
At June 30, 2023, a balance of $16.0 million was subject to the one-month SOFR of 5.14%. At June 30, 2023, a balance of $31.5 million was subject to the daily simple SOFR of 5.09%. The remaining balance includes $100 million CAD borrowings remeasured to $75.4 million USD, at June 30, 2023, and was subject to the one-month Canadian Dollar Offered Rate of 5.27%.
(b)
Effective June 30, 2023, the loan converted into a one-month SOFR borrowing concurrent with LIBOR's cessation.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of June 30, 2023, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2023 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility	Mortgages	Term Loans	Senior Notes	Interest Expense (a)	Commitments to Fund Investments (b)	Total
Remainder of 2023	$—	$1,092	$—	$—	$38,280	$84,468	$123,840
2024	—	2,260	—	—	76,021	98,014	176,295
2025	—	20,195	—	—	78,461	—	98,656
2026	122,912	16,843	400,000	—	56,007	—	595,762
2027	—	1,597	200,000	150,000	41,443	—	393,040
Thereafter	—	38,277	300,000	700,000	61,670	—	1,099,947
Total	$122,912	$80,264	$900,000	$850,000	$351,882	$182,482	$2,487,540

(a)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2023. This amount includes the impact of interest rate swap agreements.
(b)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, commitments to fund revenue generating capital expenditures and development opportunities.

At June 30, 2023 investment in rental property of $121.9 million was pledged as collateral against our mortgages.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement in connection with the internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with our internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of June 30, 2023, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on SOFR, or CDOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of June 30, 2023, we had 32 interest rate swaps outstanding with an aggregate notional amount of $975.4 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $36.3 million and $29.0 million at June 30, 2023 and June 30, 2022, respectively. The table below shows information concerning cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$136,604	$117,959
Net cash provided by (used in) investing activities	31,346	(379,971)
Net cash (used in) provided by financing activities	(191,725)	263,219
(Decrease) increase in cash and cash equivalents and restricted cash	$(23,775)	$1,207

The increase in net cash provided by operating activities was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in cash provided by investing activities was mainly due to decreased investment volume and increased disposition volume during the six months ended June 30, 2023.

The increase in net cash used in financing activities mainly reflects net repayments on the unsecured revolving credit facility and increased distributions paid to shareholders. Additionally, there were no proceeds from the issuance of common stock during the six months ended June 30, 2023 as compared to proceeds of $202.6 million during the six months ended June 30, 2022.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income	$62,996	$41,374	$104,370	$63,993
Real property depreciation and amortization	38,990	41,745	80,735	69,738
Gain on sale of real estate	(29,462)	(3,415)	(32,877)	(5,267)
Provision for impairment on investment in rental properties	—	1,473	1,473	1,380
FFO	$72,524	$81,177	$153,701	$129,844
Net write-offs of accrued rental income	—	297	297	1,326
Lease termination fees	—	(7,500)	(7,500)	—
Cost of debt extinguishment	3	—	3	—
Severance and executive transition costs (a)	183	481	664	398
Other expenses (b)	1,671	18	1,689	(1,506)
Core FFO	$74,381	$74,473	$148,854	$130,062
Straight-line rent adjustment	(7,276)	(7,271)	(14,547)	(9,899)
Adjustment to provision for credit losses	(10)	—	(10)	(1)
Amortization of debt issuance costs	986	986	1,972	1,756
Amortization of net mortgage premiums	(52)	(26)	(78)	(52)
Loss (gain) on interest rate swaps and other non-cash interest expense	521	522	1,043	1,354
Amortization of lease intangibles	(1,085)	(2,691)	(3,776)	(2,325)
Stock-based compensation	1,539	1,492	3,031	2,310
AFFO	$69,004	$67,485	$136,489	$123,205
(a)
Amount includes $0.2 million and $0.1 million of executive transition costs during the three months ended June 30, 2023 and March 31, 2023, respectively, and $0.4 million of accelerated stock-based compensation during the three months ended March 31, 2023, related to the departure of our previous chief executive officer.
(b)
Amount includes $1.7 million and $18 thousand of unrealized foreign exchange loss for the three months ended June 30, 2023 and March 31, 2023, respectively, and $1.7 million and $(1.5) million of unrealized foreign exchange loss (gain) for the six months ended June 30, 2023 and June 30, 2022, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Net income	$62,996	$41,374	$35,552
Depreciation and amortization	39,031	41,784	35,511
Interest expense	20,277	21,139	17,888
Income taxes	448	479	401
EBITDA	$122,752	$104,776	$89,352
Provision for impairment of investment in rental properties	—	1,473	1,380
Gain on sale of real estate	(29,462)	(3,415)	(4,071)
EBITDAre	$93,290	$102,834	$86,661
Adjustment for current quarter acquisition activity (a)	342	406	2,780
Adjustment for current quarter disposition activity (b)	(444)	(365)	(141)
Adjustment to exclude non-recurring and other expenses (c)	183	(1,023)	—
Adjustment excludes net write-offs of accrued rental income	—	297	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	1,681	18	(2,632)
Adjustment to exclude cost of debt extinguishments	3	—	—
Adjustment to exclude lease termination fees	—	(7,500)	—
Adjusted EBITDAre	$95,055	$94,667	$86,668
Annualized EBITDAre	$373,160	$411,336	$346,642
Annualized Adjusted EBITDAre	$380,220	$378,668	$346,672
(a)
Reflects an adjustment to give effect to all acquisitions during the quarter as if they had been acquired as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amounts include $0.2 million of executive transition costs and $0.5 million of executive transition costs and accelerated amortization of stock-based compensation for the three months ended June 30, 2023 and March 31, 2023, related to the departure of our previous chief executive officer, and $(1.5) million of accelerated amortization of lease intangibles during the three months ended March 31, 2023.

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

(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Debt
Unsecured revolving credit facility	$122,912	$108,330	$320,657
Unsecured term loans, net	895,319	895,006	587,098
Senior unsecured notes, net	844,932	844,744	844,178
Mortgages, net	80,141	85,853	95,453
Debt issuance costs	9,872	10,390	8,991
Gross Debt	1,953,176	1,944,323	1,856,377
Cash and cash equivalents	(20,763)	(15,412)	(16,813)
Restricted cash	(15,502)	(3,898)	(12,163)
Net Debt	$1,916,911	$1,925,013	$1,827,401
Net Debt to Annualized EBITDAre	5.1x	4.7x	5.3x
Net Debt to Annualized Adjusted EBITDAre	5.0x	5.1x	5.3x

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the six months ended June 30, 2023, to the items that we disclosed as our critical accounting policies and estimates in our 2022 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of June 30, 2023. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $68.0 million as of June 30, 2023.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of June 30, 2023, of which $975.4 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.5 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

No.	Description

3.1	Articles of Incorporation of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Registration Statement on Form 10 filed April 24, 2017 and incorporated herein by reference)

3.2	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.3	Articles Supplementary of Broadstone Net Lease, Inc. (filed as Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.4	Articles of Amendment of Broadstone Net Lease, Inc. (filed as Exhibit 3.3 to the Corporation’s Current Report on Form 8-K filed September 18, 2020 and incorporated herein by reference)

3.5	Articles of Amendment and Restatement of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed May 8, 2023 and incorporated herein by reference)

3.6

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

10.1*	Amendment No. 5 to Term Loan Agreement, dated June 8, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association and the lenders party thereto

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

BROADSTONE NET LEASE, INC.

Date: August 3, 2023	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: August 3, 2023	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer