Form 10-Q
period 2023-09-30
Broadstone Net Lease, Inc.
filed 2023-11-02
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-39529

BROADSTONE NET LEASE, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 High Point Drive Suite 300 Victor, New York	14564
(Address of principal executive offices)	(Zip Code)

(585) 287-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	The New York Stock Exchange

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

There were 187,256,978 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of October 30, 2023.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Accounted for using the operating method:
Land	$752,708	$768,667
Land improvements	330,214	340,385
Buildings and improvements	3,819,745	3,888,756
Equipment	9,608	10,422
Total accounted for using the operating method	4,912,275	5,008,230
Less accumulated depreciation	(601,895)	(533,965)
Accounted for using the operating method, net	4,310,380	4,474,265
Accounted for using the direct financing method	26,751	27,045
Accounted for using the sales-type method	572	571
Property under development	49,819	—
Investment in rental property, net	4,387,522	4,501,881
Cash and cash equivalents	35,061	21,789
Accrued rental income	152,268	135,666
Tenant and other receivables, net	1,372	1,349
Prepaid expenses and other assets	42,309	64,180
Interest rate swap, assets	79,086	63,390
Goodwill	339,769	339,769
Intangible lease assets, net	297,656	329,585
Total assets	$5,335,043	$5,457,609

Liabilities and equity
Unsecured revolving credit facility	$74,060	$197,322
Mortgages, net	79,613	86,602
Unsecured term loans, net	895,633	894,692
Senior unsecured notes, net	845,121	844,555
Accounts payable and other liabilities	44,886	47,547
Dividends payable	55,770	54,460
Accrued interest payable	9,186	7,071
Intangible lease liabilities, net	55,301	62,855
Total liabilities	2,059,570	2,195,104

Commitments and contingencies (See Note 16)

Equity
Broadstone Net Lease, Inc. stockholders' equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 187,272 and 186,114 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	3,430,725	3,419,395
Cumulative distributions in excess of retained earnings	(393,571)	(386,049)
Accumulated other comprehensive income	83,575	59,525
Total Broadstone Net Lease, Inc. stockholders' equity	3,120,776	3,092,918
Non-controlling interests	154,697	169,587
Total equity	3,275,473	3,262,505
Total liabilities and equity	$5,335,043	$5,457,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Lease revenues, net	$109,543	$103,524	$337,887	$295,378

Operating expenses
Depreciation and amortization	38,533	39,400	119,348	109,201
Property and operating expense	5,707	5,636	16,580	15,376
General and administrative	10,143	9,942	30,043	28,058
Provision for impairment of investment in rental properties	—	4,155	1,473	5,535
Total operating expenses	54,383	59,133	167,444	158,170

Other income (expenses)
Interest income	127	4	370	4
Interest expense	(19,665)	(20,095)	(61,081)	(54,879)
Gain on sale of real estate	15,163	61	48,040	5,328
Income taxes	(104)	(356)	(1,030)	(1,169)
Other income (expenses)	1,464	4,704	(227)	6,210
Net income	52,145	28,709	156,515	92,702
Net income attributable to non-controlling interests	(2,463)	(1,600)	(7,515)	(5,319)
Net income attributable to Broadstone Net Lease, Inc.	$49,682	$27,109	$149,000	$87,383

Weighted average number of common shares outstanding
Basic	186,766	172,578	186,545	168,680
Diluted	196,372	182,971	196,282	179,132
Net earnings per share attributable to common stockholders
Basic	$0.27	$0.16	$0.80	$0.52
Diluted	$0.26	$0.16	$0.80	$0.52

Comprehensive income
Net income	$52,145	$28,709	$156,515	$92,702
Other comprehensive income
Change in fair value of interest rate swaps	13,943	40,039	15,696	93,772
Realized loss on interest rate swaps	522	639	1,566	1,993
Comprehensive income	66,610	69,387	173,777	188,467
Comprehensive income attributable to non-controlling interests	(3,147)	(3,868)	(8,285)	(10,809)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$63,463	$65,519	$165,492	$177,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders' Equity
Balance, January 1, 2023	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505
Net income	—	—	39,304	—	2,070	41,374
Issuance of 259 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(2)	—	—	—	(2)
Stock-based compensation, net of zero shares of restricted stock forfeited	—	1,879	—	—	—	1,879
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 896 OP units to 896 shares of common stock	—	14,897	—	—	(14,897)	—
Distributions declared ($0.275 per share and OP Unit)	—	—	(52,145)	—	(2,742)	(54,887)
Change in fair value of interest rate swap agreements	—	—	—	(17,003)	(896)	(17,899)
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(460)	—	498	(38)	—
Balance, March 31, 2023	$47	$3,434,534	$(398,890)	$43,516	$153,110	$3,232,317
Net income	—	—	60,014	—	2,982	62,996
Issuance of 51 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(10)	—	—	—	(10)
Stock-based compensation, net of six shares of restricted stock forfeited	—	1,539	—	—	—	1,539
Conversion of 25 OP units to 25 shares of common stock	—	398	—	—	(398)	—
Distributions declared ($0.280 per share and OP Unit)	—	—	(52,755)	—	(2,664)	(55,419)
Change in fair value of interest rate swap agreements	—	—	—	18,722	930	19,652
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(5,769)	—	5,694	75	—
Balance, June 30, 2023	$47	$3,430,692	$(391,631)	$68,428	$154,061	$3,261,597
Net income	—	—	49,682	—	2,463	52,145
Stock-based compensation, net of two shares of restricted stock forfeited	—	1,540	—	—	—	1,540
Conversion of one OP unit to one share of common stock	—	21	—	—	(21)	—
Distributions declared ($0.280 per share and OP Unit)	—	—	(51,622)	—	(2,652)	(54,274)
Change in fair value of interest rate swap agreements	—	—	—	13,284	659	13,943
Realized loss on interest rate swap agreements	—	—	—	497	25	522
Adjustment to non-controlling interests	—	(1,528)	—	1,366	162	—
Balance, September 30, 2023	$47	$3,430,725	$(393,571)	$83,575	$154,697	$3,275,473

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

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$156,515	$92,702
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	114,517	105,700
Provision for impairment of investment in rental properties	1,473	5,535
Amortization of debt issuance costs and original issuance discount charged to interest expense	2,877	2,626
Stock-based compensation expense	4,958	3,813
Straight-line rent, direct financing and sales-type lease adjustments	(21,035)	(13,665)
Gain on sale of real estate	(48,040)	(5,328)
Other non-cash items	(24)	(3,140)
Changes in assets and liabilities:
Tenant and other receivables	897	1,029
Prepaid expenses and other assets	(70)	(955)
Accounts payable and other liabilities	(3,691)	3,071
Accrued interest payable	2,115	4,086
Net cash provided by operating activities	210,492	195,474

Investing activities
Acquisition of rental property	(26,163)	(583,989)
Investment in property under development including capitalized interest of $768 and $0 in 2023 and 2022, respectively	(49,820)	—
Capital expenditures and improvements	(29,455)	(19,171)
Proceeds from disposition of rental property, net	179,187	18,020
Change in deposits on investments in rental property	125	(18)
Net cash provided by (used in) investing activities	73,874	(585,158)

Financing activities
Proceeds from issuance of common stock, net of $180 and $3,654 offering costs, discounts, and commissions in 2023 and 2022, respectively	(180)	222,829
Borrowings on unsecured term loans	—	500,000
Principal payments on mortgages and unsecured term loans	(6,950)	(252,086)
Borrowings on unsecured revolving credit facility	162,000	641,283
Repayments on unsecured revolving credit facility	(285,500)	(518,000)
Cash distributions paid to stockholders	(155,013)	(134,227)
Cash distributions paid to non-controlling interests	(8,266)	(8,513)
Debt issuance and extinguishment costs paid	—	(7,010)
Net cash (used in) provided by financing activities	(293,909)	444,276
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,543)	54,592
Cash and cash equivalents and restricted cash at beginning of period	60,040	27,769
Cash and cash equivalents and restricted cash at end of period	$50,497	$82,361

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,789	$21,669
Restricted cash at beginning of period	38,251	6,100
Cash and cash equivalents and restricted cash at beginning of period	$60,040	$27,769

Cash and cash equivalents at end of period	$35,061	$75,912
Restricted cash at end of period	15,436	6,449
Cash and cash equivalents and restricted cash at end of period	$50,497	$82,361

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

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At September 30, 2023, the Company owned a diversified portfolio of 800 individual commercial properties with 793 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	September 30, 2023			December 31, 2022
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	187,272	9,283	196,555	186,114	10,205	196,319
Percent ownership of OP	95.3%	4.7%	100.0%	94.8%	5.2%	100.0%

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

Investment in Property Under Development

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development on the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once completed, the property under development is placed in service and depreciation commences. For the nine months ended September 30, 2023, the Company funded $49.8 million of costs related to two properties under development, inclusive of $0.8 million of capitalized interest.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of September 30, 2023 and 2022 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charge, resulting primarily from changes in the Company’s long-term hold strategy, with respect to the individual property:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2023	2022	2023	2022
Number of properties	—	2	1	3
Impairment charge	$—	$4,155	$1,473	$5,535

As of September 30, 2023, events and circumstances resulted in the identification of an impairment indicator at a healthcare asset, which has a carrying value of $55.3 million. Based upon management’s planned holding period and estimated undiscounted cash flows the carrying value was deemed recoverable as of September 30, 2023. It is reasonably possible that the holding period and estimate of undiscounted cash flows may change in the near term resulting in the need to recognize impairment, which may be material.

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

	September 30,	December 31,
(in thousands)	2023	2022
Escrow funds and other	$1,249	$4,812
1031 exchange proceeds	14,187	33,439
	$15,436	$38,251

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Rent received in advance	$19,168	$18,783

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$79,086	$—	$79,086	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$63,390	$—	$63,390	$—

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

The following table summarizes the carrying amount reported on the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2023	December 31, 2022
Carrying amount	$1,903,787	$2,034,076
Fair value	1,668,659	1,841,381

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at September 30, 2023 and December 31, 2022 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Reclassifications

The Company reclassified Debt issuance costs – unsecured revolving credit facility, net of $6.0 million and Leasing fees, net of $8.5 million to Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets at December 31, 2022, to conform with the current period presentation. Additionally, the Company reclassified $0.2 million of Cost of debt extinguishment to Other income (expenses) on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and to Other non-cash items on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the nine months ended September 30, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(a)
May 25, 2023	Industrial	1	9,952
July 11, 2023	Restaurant	1	460	(b)
		6	$43,365	(c)
(a)
Acquisition of land to be developed in connection with a $204.8 million build-to-suit transaction expected to fund in multiple draws through October 2024 (see Note 2).
(b)
Acquisition of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through October 2023 (see Note 2).
(c)
Acquisition price excludes capitalized acquisition costs of $3.2 million.

The Company closed on the following acquisitions during the nine months ended September 30, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
July 1, 2022	Retail	2	3,052
July 7, 2022	Retail	1	2,171
July 8, 2022	Industrial	11	75,000
August 25, 2022	Healthcare	1	9,219
August 26, 2022	Industrial	4	44,000
September 6, 2022	Retail	1	1,411
September 28, 2022	Industrial	4	56,250
September 29, 2022	Restaurant	3	12,823
		69	$578,894	(d)
(d)
Acquisition price excludes capitalized acquisition costs of $5.2 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Land	$2,461	$101,278
Land improvements	2,694	37,578
Buildings and improvements	18,820	406,994
Property under development	20,315	—
Acquired in-place leases (e)	2,400	46,348
Acquired below-market leases (f)	(166)	(76)
Non-real estate liabilities assumed	—	(8,051)
	$46,524	$584,071	(g)
(e)
The weighted average amortization period for acquired in-place leases is 15 years and 20 years for acquisitions completed during the nine months ended September 30, 2023 and 2022, respectively.
(f)
The weighted average amortization period for the acquired below-market leases is 20 years and nine years for acquisitions completed during the nine months ended September 30, 2023 and 2022, respectively.
(g)
Excludes a $17.4 million building expansion agreed to as a forward commitment in connection with a prior acquisition.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the nine months ended September 30, 2023 and 2022, qualified as asset acquisitions and as such, acquisition costs have been capitalized.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2023	2022	2023		2022
Number of properties disposed	2	1	9		5
Aggregate sale price	$62,300	$1,727	$183,564	(a)	$18,828
Aggregate carrying value	(45,770)	(1,557)	(131,146)		(12,692)
Additional sales expenses	(1,367)	(109)	(4,378)		(808)
Gain on sale of real estate	$15,163	$61	$48,040		$5,328
(a)
The nine months ended September 30, 2023 includes $32.0 million of proceeds from the sale of an underlying office property which was executed simultaneously with a lease termination in exchange for a fee of $7.5 million.

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At September 30, 2023, the Company had 800 real estate properties, 788 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation	$30,630	$29,142	$92,776	$83,530

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$96,469
2024	406,090
2025	441,172
2026	437,506
2027	421,627
Thereafter	3,834,638
$5,637,502

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Undiscounted estimated lease payments to be received	$35,934	$38,268
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(23,615)	(25,645)
Reserve for credit losses	(115)	(125)
Net investment in direct financing leases	$26,751	$27,045

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$780
2024	3,171
2025	3,285
2026	3,357
2027	3,426
Thereafter	21,915
$35,934

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net on the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023		2022
Contractual rental amounts billed for operating leases	$96,333	$91,208	$290,891		$263,109
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,891	5,344	21,641		15,455
Net write-offs of accrued rental income	—	—	(105)		(1,326)
Variable rental amounts earned	513	309	1,306		786
Earned income from direct financing leases	687	719	2,067		2,163
Interest income from sales-type leases	14	14	43		43
Operating expenses billed to tenants	5,181	5,061	14,850		14,059
Other income from real estate transactions	19	874	7,414	(a)	1,050
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(95)	(5)	(220)		39
Total lease revenues, net	$109,543	$103,524	$337,887		$295,378
(a)
The nine months ended September 30, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	September 30, 2023	December 31, 2022
Lease intangibles:
Acquired above-market leases	$44,913	$45,740
Less accumulated amortization	(19,783)	(18,436)
Acquired above-market leases, net	25,130	27,304
Acquired in-place leases	420,598	436,401
Less accumulated amortization	(148,072)	(134,120)
Acquired in-place leases, net	272,526	302,281
Total intangible lease assets, net	$297,656	$329,585
Acquired below-market leases	$100,431	$105,059
Less accumulated amortization	(45,130)	(42,204)
Intangible lease liabilities, net	$55,301	$62,855
Leasing fees	$16,076	$14,430
Less accumulated amortization	(6,555)	(5,924)
Leasing fees, net	$9,521	$8,506

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible	Financial Statement Presentation	2023	2022	2023	2022
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,866	$10,224	$26,455	$25,574
Above-market and below-market leases	Lease revenues, net	1,059	1,180	4,841	3,511

For the three and nine months ended September 30, 2023, amortization expense includes $0.0 million and $0.9 million, respectively of accelerated amortization, resulting from early lease terminations. For the three and nine months ended September 30, 2022, amortization expense includes $2.3 million of accelerated amortization resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at September 30, 2023 is as follows:

(in thousands)
Remainder of 2023	$6,743
2024	26,471
2025	25,427
2026	24,265
2027	22,522
Thereafter	146,448
$251,876

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
Unsecured revolving credit facility	$74,060	$197,322	Applicable reference rate + 0.85% (a)	Mar. 2026(d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)(c)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(4,367)	(5,308)
Total unsecured term loans, net	895,633	894,692
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,879)	(5,445)
Total senior unsecured notes, net	845,121	844,555
Total unsecured debt, net	$1,814,814	$1,936,569

(a)
At September 30, 2023 and December 31, 2022, a balance of $0.0 million and $123.5 million was subject to the one-month SOFR of 5.32% and 4.36%, respectively. The remaining balance of $100 million Canadian Dollar (”CAD”) borrowings remeasured to $74.1 million United States Dollar (”USD”) and $73.8 million USD, at September 30, 2023 and December 31, 2022, respectively, and was subject to the one-month CDOR of 5.39% and 4.74%, respectively.
(b)
At September 30, 2023, one-month SOFR was 5.32%. At December 31, 2022, the applicable interest rate was one-month LIBOR of 4.39% plus 1.00%.
(c)
At September 30, 2023 and December 31, 2022, one-month SOFR was 5.32% and 4.36%, respectively.
(d)
The Company’s unsecured revolving credit agreement contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At September 30, 2023, the weighted average interest rate on all outstanding borrowings was 5.30% exclusive of interest rate swap agreements. At September 30, 2023, the weighted average interest rate on all outstanding borrowings was 3.71% inclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios, including leverage, fixed charge coverage, debt service coverage, aggregate debt ratio, consolidated income available for debt to annual debt service charge, total unencumbered assets to total unsecured debt, and secured debt ratio, among others. As of September 30, 2023, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

The Company did not incur any debt issuance costs during the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company incurred $3.2 million and $7.0 million, respectively in debt issuance costs associated with the unsecured revolving credit facility.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Debt issuance costs and original issuance discount amortization	$983	$948	$2,955	$2,704

8. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	September 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2023	2022
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$44,542	$45,516	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	18,834	19,150	(a) (b) (c) (e)
PNC Bank	Oct-16	Nov-26	3.62%	16,351	16,675	(b) (c)
Aegon	Apr-12	Oct-23	6.38%	-	5,413	(b) (f)
Total mortgages				79,727	86,754
Debt issuance costs, net				(114)	(152)
Mortgages, net				$79,613	$86,602
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

At September 30, 2023, investment in rental property of $121.2 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at September 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$554
2024	2,260
2025	20,195
2026	490,903
2027	351,596
Thereafter	1,038,279
$1,903,787

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				September 30, 2023			December 31, 2022
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$15,000		$400	$15,000		$477
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	15,000		649	15,000		815
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		1,049	25,000		1,239
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		1,100	25,000		1,169
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		1,174	25,000		1,162
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		1,313	25,000		1,358
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		1,388	25,000		1,279
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		1,594	25,000		1,547
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		2,441	40,000		2,332
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		2,105	35,000		2,007
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		1,590	25,000		1,542
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		755	15,000		625
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		3,073	35,000		3,042
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		691	10,000		584
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		1,983	25,000		1,773
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,812	(b)	1,146	14,764	(b)	765
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		1,496	25,000		1,129
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		2,035	25,000		1,628
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		2,009	25,000		1,605
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		6,083	75,000		4,854
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		2,856	25,000		2,295
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		2,811	25,000		2,244
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		2,914	25,000		2,357
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		2,931	25,000		2,377
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		8,486	100,000		5,782
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		3,885	45,000		2,674
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		1,237	15,000		826
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		8,557	100,000		5,861
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		3,888	25,000		3,419
Regions Bank	March 2032	2.69%	one-month CDOR	14,812	(b)	1,768	14,764	(b)	1,092
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,812	(b)	1,783	14,764	(b)	1,107
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,624	(c)	3,896	29,530	(c)	2,424
				$974,060		$79,086	$973,822		$63,390
(a)
Prior to the cessation of LIBOR on July 1, 2023, the variable rate index for daily compounded SOFR based swaps was one-month LIBOR.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.

At September 30, 2023, the weighted average fixed rate on all outstanding interest rate swaps was 2.28%. At September 30, 2023, the weighted average interest rate on all outstanding borrowings was 3.71% inclusive of unsecured credit agreements.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended September 30,	Income	Location	Gain (Loss)	Income
2023	$13,943	Interest expense	$7,063	$19,665
2022	40,039	Interest expense	(446)	20,095

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Nine Months Ended September 30,	Income	Location	Gain (Loss)	Income
2023	$15,696	Interest expense	$18,242	$61,081
2022	93,772	Interest expense	(7,433)	54,879

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $29.4 million.
10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
OP Units exchanged for shares of common stock	1	118	922	118
Value of units exchanged	$21	$1,926	$15,316	$1,926

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the nine months ended September 30, 2023 and 2022, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program

The Company has an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of September 30, 2023, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company’s ATM Program activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Number of common shares issued	—	962	—	10,471
Weighted average sale price per share	$—	$21.44	$—	$21.66
Net proceeds	$—	$20,248	$—	$222,895
Gross proceeds	—	20,626	—	226,483

Share Repurchase Program

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $150.0 million of the Company’s common stock. These purchases can be made in the open market or through private transactions from time to time over the 12-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the nine months ended September 30, 2023, no shares of the Company’s common stock were repurchased under the program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three and nine months ended September 30, 2023, the Company awarded 116 and 309,746 shares of restricted stock awards (“RSAs”), respectively, to officers, employees and non-employee directors under the Company's equity incentive plan. During the three and nine months ended September 30, 2022, the Company issued 6,175 and 181,088 shares of RSAs, respectively. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, or four-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average per share value of awards granted during the three and nine months ended September 30, 2023, were $16.52 and $17.52, respectively, which were based on the market price per share of the Company’s common stock on the grant date. The weighted average value of awards granted during the three and nine months ended September 30, 2022 were $22.67 and $21.44, respectively.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Compensation cost	$927	$994	$3,587	$2,481
Dividends declared on unvested RSAs	142	107	420	310
Fair value of shares vested during the period	—	—	3,384	3,209

As of September 30, 2023, there was $6.2 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.5 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended September 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	508	$18.65	392	$20.33
Granted	—	16.52	6	22.67
Vested	—	—	—	—
Forfeited	(2)	17.75	(1)	21.66
Unvested at end of period	506	18.66	397	20.37

	For the Nine Months Ended September 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	396	$20.36	372	$19.62
Granted	310	17.52	181	21.44
Vested	(192)	20.33	(146)	19.80
Forfeited	(8)	18.73	(10)	20.10
Unvested at end of period	506	18.66	397	20.37

Performance-based Restricted Stock Units

During the nine months ended September 30, 2023, the Company issued target grants of 186,481 of performance-based restricted stock units (“PRSUs”), under the Company's equity incentive plan to the officers of the Company. During the three and nine months ended September 30, 2022, the Company issued target grants of 2,141 and 124,024 PRSUs. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility, among others.

The following table presents compensation cost recognized on the Company’s PRSUs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Compensation cost	$613	$509	$1,371	$1,332

As of September 30, 2023, there was $4.6 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.2 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended September 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	358	$25.01	231	$26.25
Granted	—	—	2	27.93
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	358	25.01	233	26.27

	For the Nine Months Ended September 30,
	2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	233	$26.27	110	$24.40
Granted	186	23.78	124	27.93
Vested	—	—	—	—
Forfeited	(61)	26.80	(1)	27.93
Unvested at end of period	358	25.01	233	26.27

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$49,682	$27,109	$149,000	$87,383
Less: earnings allocated to unvested restricted shares	(142)	(108)	(420)	(310)
Net earnings used to compute basic earnings per common share	$49,540	$27,001	$148,580	$87,073

Diluted earnings:
Net earnings used to compute basic earnings per common share	$49,540	$27,001	$148,580	$87,073
Add: net earnings attributable to non-controlling interests	2,463	1,600	7,515	5,319
Net earnings used to compute diluted earnings per common share	$52,003	$28,601	$156,095	$92,392

Weighted average number of common shares outstanding	187,272	172,973	187,026	169,061
Less: weighted average unvested restricted shares (a)	(506)	(395)	(481)	(381)
Weighted average number of common shares outstanding used in basic earnings per common share	186,766	172,578	186,545	168,680
Add: effects of restricted stock units (b)	322	180	267	166
Add: effects of convertible membership units (c)	9,284	10,213	9,470	10,286
Weighted average number of common shares outstanding used in diluted earnings per common share	196,372	182,971	196,282	179,132

Basic earnings per share	$0.27	$0.16	$0.80	$0.52
Diluted earnings per share	$0.26	$0.16	$0.80	$0.52
(a)
Represents the weighted average effects of 505,668 and 397,135 unvested restricted shares of common stock as of September 30, 2023 and 2022, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 9,282,953 and 10,204,806 OP Units outstanding at September 30, 2023 and 2022, respectively. OP Units are included in the diluted earnings per share calculation. However, because such OP Units would also require that the share of the net income attributable to such OP units also be added back to net income, there is no effect to EPS.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $54.5 million and $46.2 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for income taxes was $0.9 million for the nine months ended September 30, 2023 and 2022.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the nine months ended September 30, 2023, the Company converted 921,853 OP units valued at $15.3 million to 921,853 shares of common stock at the election of the holder. During the nine months ended September 30, 2022, the Company converted 118,400 OP units valued at $1.9 million to 118,400 shares of common stock at the election of the holder.
•
At September 30, 2023 and 2022, dividend amounts declared and accrued but not yet paid amounted to $55.8 million and $49.9 million, respectively.
•
At September 30, 2023 and 2022, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $0.2 million and $3.3 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital and Accumulated other comprehensive income.

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

As of September 30, 2023, the Company has commitments to fund two build-to-suit transactions with remaining obligations of $157.3 million expected to fund in multiple draws through October 2024, using a combination of available cash on hand and unsecured revolving credit facility borrowings. Rent is contractually scheduled to commence at the earlier of construction completion or a specified date defined in the respective lease agreement.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement in connection with the Company's internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2023, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Leases

In October 2022, the Company executed a ten year lease for its new corporate office space that commences during the fourth quarter of 2023, the timing of which depends on the satisfaction of certain conditions set forth in the lease. Upon commencement, the total expected future lease payments would be $8.9 million.

17. Subsequent Events

On October 13, 2023, the Company paid distributions totaling $55.0 million.

On October 26, 2023, the Board of Directors declared a quarterly distribution of $0.285 per share on the Company’s common stock and OP Units for the fourth quarter of 2023, which will be payable on or before January 12, 2024 to stockholders and OP unitholders of record as of December 29, 2023.

Subsequent to September 30, 2023, the Company borrowed $23.5 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.

Subsequent to September 30, 2023, the Company executed a lease amendment with an existing tenant to fund a total of $16.9 million towards a building expansion expected to be completed in 2024, which included a contractual increase in rent.

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
•
“Investments” or amounts “invested” include real estate investments in new property acquisitions; revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease; and investments in development funding opportunities; and excludes capitalized costs.
•
“cash capitalization rate” represents either (1) for acquisitions and new developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized costs, or (2) for disposition properties, the estimated first year cash yield to be generated subsequent to disposition based on contractually specified cash base rent divided by the disposition price;
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

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that acquires, owns, and manages primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of September 30, 2023, our portfolio includes 800 properties, with 793 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of September 30, 2023, our portfolio comprised approximately 38.2 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and is cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are diversified across industrial, healthcare, restaurant, and retail property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, clinical, quick service restaurants, and general merchandise.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.9% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 220 different commercial tenants who operate 208 different brands that are diversified across 54 differing industries, with no single tenant accounting for more than 4.0% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2023, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 93.7% of our tenants, based on ABR, provide financial reporting, of which 86.2% are required to provide us with specified financial information on a periodic basis, and an additional 7.5% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Real Estate Portfolio Information

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2023. The percentages below are calculated based on our ABR of $390 million as of September 30, 2023.

Diversification by Property Type

$390 M
Annualized
Base Rent

Category	%
Industrial	**51%**
Manufacturing	17%
Distribution & Warehouse	13%
Food Processing	12%
Flex and R&D	4%
Industrial Services	3%
Cold Storage	2%
Healthcare	**18%**
Clinical	7%
Healthcare Services	3%
Animal Health Services	3%
Surgical	3%
Life Science	2%
Restaurant	**14%**
Casual Dining	7%
Quick Service Restaurants	7%
Retail	**11%**
General Merchandise	6%
Automotive	3%
Home Furnishings	2%
Child Care	0%
Office	**6%**
Strategic Operations	3%
Corporate Headquarters	2%
Call Center	1%

Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	80	$65,375	16.8%	12,178	31.8%
Distribution & Warehouse	46	50,482	12.9%	9,158	23.9%
Food Processing	33	46,223	11.9%	5,442	14.2%
Flex and R&D	6	16,073	4.1%	1,157	3.0%
Industrial Services	23	11,805	3.0%	607	1.6%
Cold Storage	4	9,909	2.5%	723	1.9%
Untenanted	1	—	—	122	0.3%
Industrial Total	193	199,867	51.2%	29,387	76.7%
Healthcare
Clinical	52	27,489	7.0%	1,090	2.9%
Healthcare Services	29	11,810	3.0%	478	1.2%
Animal Health Services	27	10,947	2.8%	405	1.1%
Surgical	12	10,502	2.7%	329	0.9%
Life Science	9	8,010	2.1%	549	1.4%
Healthcare Total	129	68,758	17.6%	2,851	7.5%
Restaurant
Casual Dining	101	27,586	7.1%	673	1.8%
Quick Service Restaurants	147	25,547	6.6%	499	1.3%
Restaurant Total	248	53,133	13.7%	1,172	3.1%
Retail
General Merchandise	132	24,934	6.4%	1,865	4.9%
Automotive	67	12,525	3.2%	773	2.0%
Home Furnishings	13	7,233	1.9%	797	2.1%
Child Care	2	731	0.1%	20	0.1%
Retail Total	214	45,423	11.6%	3,455	9.1%
Office
Strategic Operations	6	10,381	2.7%	632	1.7%
Corporate Headquarters	7	8,446	2.2%	409	1.1%
Call Center	2	4,013	1.0%	288	0.7%
Untenanted	1	—	—	46	0.1%
Office Total	16	22,840	5.9%	1,375	3.6%
Total	800	$390,021	100.0%	38,240	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.9%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,378	2.4%	2,284	6.0%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	6,588	1.7%	1,537	4.0%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	19	6,302	1.6%	157	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,126	1.6%	417	1.1%
J. Alexander's, LLC*	Casual Dining	16	6,116	1.6%	131	0.3%
Salm Partners, LLC*	Food Processing	2	6,062	1.5%	368	0.9%
Hensley & Company*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,968	1.5%	562	1.5%
Total Top 10 Tenants		170	75,443	19.3%	8,430	22.0%

BluePearl Holdings, LLC**	Animal Health Services	13	5,597	1.4%	166	0.5%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.4%	156	0.4%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,365	1.4%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,360	1.4%	417	1.1%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.4%
Carvana, LLC*	Industrial Services	2	4,590	1.2%	230	0.6%
Klosterman Bakery*	Food Processing	11	4,568	1.2%	549	1.4%
Nestle' Dreyer's Ice Cream Company[2]	Cold Storage	1	4,543	1.2%	309	0.8%
Arkansas Surgical Hospital	Surgical	1	4,476	1.1%	129	0.3%
Chiquita Holdings Limited	Food Processing	1	4,420	1.1%	335	0.9%
Total Top 20 Tenants		286	$124,956	32.0%	12,163	31.8%

1 Tenant's properties include 20 Outback Steakhouse restaurants and two Carrabba's Italian Grill restaurants.

2 Nestle's ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Brand

Brand	Property Type	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,605	4.0%	2,250	5.9%
AHF Products*	Distribution & Warehouse/ Manufacturing	8	9,378	2.4%	2,284	6.0%
Jack's Family Restaurants*	Quick Service Restaurants	43	7,309	1.9%	147	0.4%
Ryerson	Distribution & Warehouse	11	6,588	1.7%	1,537	4.0%
Red Lobster*	Casual Dining	19	6,302	1.6%	157	0.4%
Axcelis	Flex and R&D	1	6,126	1.6%	417	1.0%
Salm Partners, LLC*	Food Processing	2	6,062	1.6%	368	1.0%
Hensley*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General	General Merchandise	60	5,968	1.5%	562	1.5%
BluePearl Veterinary Partners**	Animal Health Services	13	5,599	1.4%	165	0.4%
Total Top 10 Brands		167	74,926	19.2%	8,464	22.1%

Krispy Kreme	Quick Service Restaurants/ Food Processing	27	5,537	1.4%	158	0.6%
Bob Evans Farms*1	Casual Dining/Food Processing	21	5,459	1.4%	281	0.7%
Tractor Supply Company	General Merchandise	21	5,360	1.4%	417	1.1%
Big Tex Trailers*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.4%
Outback Steakhouse*	Casual Dining	20	4,641	1.2%	126	0.3%
Carvana*	Industrial Services	2	4,590	1.2%	230	0.6%
Klosterman Bakery*	Food Processing	11	4,568	1.2%	549	1.4%
Nestle'	Cold Storage	1	4,543	1.2%	309	0.8%
Arkansas Surgical Hospital	Surgical	1	4,476	1.1%	129	0.3%
Chiquita Holdings Limited	Food Processing	1	4,420	1.1%	335	0.9%
Total Top 20 Brands		289	$123,576	31.7%	12,300	32.2%

1 Brand includes one BEF Foods, Inc. property and 20 Bob Evans Restaurants, LLC properties.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Industry	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
Health Care Facilities	104	$54,597	14.0%	2,062	5.4%
Restaurants	251	53,973	13.8%	1,214	3.2%
Packaged Foods & Meats	29	40,627	10.4%	4,713	12.3%
Distributors	27	16,185	4.1%	2,695	7.0%
Auto Parts & Equipment	44	15,535	4.0%	2,710	7.1%
Specialty Stores	31	14,362	3.7%	1,338	3.5%
Food Distributors	8	14,206	3.6%	1,712	4.5%
Home Furnishing Retail	18	12,787	3.3%	1,858	4.9%
Specialized Consumer Services	48	12,577	3.2%	724	1.9%
Metal & Glass Containers	8	10,229	2.6%	2,206	5.8%
General Merchandise Stores	96	9,647	2.5%	880	2.3%
Industrial Machinery	20	9,594	2.5%	1,949	5.1%
Forest Products	8	9,378	2.4%	2,284	6.0%
Health Care Services	18	9,342	2.4%	515	1.3%
Internet & Direct Marketing Retail	3	7,057	1.8%	447	1.2%
Other (39 industries)	85	99,925	25.7%	10,709	27.9%
Untenanted properties	2	—	—	224	0.6%
Total	800	$390,021	100.0%	38,240	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 800   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio	State / Province	# Properties	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
TX	72	$38,471	9.9%	3,621	9.5%	WA	15	4,362	1.1%	150	0.4%
MI	55	32,678	8.3%	3,811	10.0%	LA	4	3,407	0.9%	194	0.5%
IL	32	24,336	6.1%	2,424	6.3%	MS	11	3,347	0.9%	430	1.1%
WI	35	23,318	5.9%	2,163	5.7%	NE	6	3,286	0.8%	509	1.3%
CA	13	19,411	5.0%	1,718	4.5%	SC	13	2,969	0.8%	308	0.8%
FL	42	16,256	4.2%	840	2.2%	IA	4	2,804	0.7%	622	1.6%
OH	47	16,253	4.2%	1,582	4.1%	NM	9	2,779	0.7%	107	0.3%
IN	32	16,216	4.2%	1,906	5.0%	CO	4	2,524	0.6%	126	0.3%
MN	21	15,566	4.0%	2,500	6.5%	UT	3	2,450	0.6%	280	0.7%
TN	50	15,426	4.0%	1,103	2.9%	MD	3	2,160	0.6%	205	0.5%
NC	36	12,465	3.2%	1,135	3.0%	CT	2	1,828	0.5%	55	0.1%
AL	53	12,203	3.1%	873	2.3%	ND	3	1,715	0.4%	48	0.1%
AZ	9	11,916	3.1%	909	2.4%	MT	7	1,582	0.4%	43	0.1%
GA	33	11,806	3.0%	1,576	4.1%	DE	4	1,180	0.3%	133	0.3%
PA	22	9,742	2.5%	1,836	4.8%	VT	2	426	0.1%	24	0.1%
NY	26	9,462	2.4%	680	1.8%	WY	1	307	0.1%	21	0.1%
KY	24	8,600	2.2%	900	2.4%	NV	1	268	0.1%	6	0.0%
OK	23	8,150	2.1%	987	2.6%	OR	1	136	0.0%	9	0.0%
AR	11	7,734	2.0%	283	0.7%	SD	1	81	0.0%	9	0.0%
MA	3	6,543	1.7%	444	1.2%	Total U.S.	793	$381,477	97.8%	37,810	98.8%
MO	12	6,231	1.6%	1,138	3.0%	BC	2	4,993	1.2%	253	0.7%
KS	11	5,660	1.5%	648	1.7%	ON	3	2,168	0.6%	101	0.3%
VA	17	5,521	1.4%	204	0.5%	AB	1	1,019	0.3%	51	0.1%
WV	17	4,993	1.3%	884	2.3%	MB	1	364	0.1%	25	0.1%
NJ	3	4,909	1.3%	366	1.0%	Total Canada	7	$8,544	2.2%	430	1.2%
						Grand Total	800	$390,021	100.0%	38,240	100.0%

Our Leases

The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2023.

20%
10%
0%
1.0%
1.7%
1.8%
4.5%
6.5%
5.9%
6.1%
13.9%
2.2%
8.2%
4.9%
1.7%
3.6%
7.1%
4.3%
2.8%
2.0%
1.5%
5.7%
11.3%
3.3%
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
Thereafter

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Expiration Year	# Properties	# Leases	ABR ($'000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2023	3	4	$3,730	1.0%	467	1.2%
2024	5	5	6,438	1.7%	741	1.9%
2025	19	21	7,070	1.8%	394	1.0%
2026	34	35	17,728	4.5%	1,150	3.0%
2027	29	30	24,835	6.5%	2,079	5.5%
2028	36	37	22,984	5.9%	1,930	5.0%
2029	73	74	23,794	6.1%	2,754	7.2%
2030	100	100	54,288	13.9%	5,022	13.1%
2031	33	33	8,707	2.2%	805	2.1%
2032	62	63	32,100	8.2%	3,469	9.1%
2033	50	50	19,293	4.9%	1,593	4.2%
2034	34	34	6,766	1.7%	446	1.2%
2035	19	19	13,857	3.6%	2,021	5.3%
2036	88	88	27,549	7.1%	2,952	7.7%
2037	22	22	16,848	4.3%	1,120	3.0%
2038	38	38	10,854	2.8%	848	2.2%
2039	11	11	7,988	2.0%	928	2.4%
2040	31	31	5,877	1.5%	312	0.8%
2041	40	40	22,393	5.7%	1,731	4.5%
2042	59	59	44,189	11.3%	4,813	12.6%
Thereafter	12	12	12,733	3.3%	2,441	6.4%
Untenanted properties	2	—	—	—	224	0.6%
Total	800	806	$390,021	100.0%	38,240	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2023, leases contributing 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of September 30, 2023 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	80.3%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.3%	3.1%
Every 4 years	1.1%	2.4%
Every 5 years	6.9%	1.7%
Other escalation frequencies	6.6%	1.6%
Flat	2.7%	—
Total/Weighted Average (b)	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of September 30, 2023, leases contributing 5.2% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Weighted by ABR.

The escalation provisions of our leases (by percentage of ABR) as of September 30, 2023, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

Lease Revenues, net

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Contractual rental amounts billed for operating leases	$96,333	$96,456	$(123)	(0.1)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,891	7,380	(489)	(6.6)%
Variable rental amounts earned	513	452	61	13.5%
Earned income from direct financing leases	687	689	(2)	(0.3)%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	5,181	4,594	587	12.8%
Other income from real estate transactions	19	3	16	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(95)	(236)	141	59.7%
Total Lease revenues, net	$109,543	$109,353	$190	0.2%

The increase in Lease revenues, net, was primarily attributable to an increase in operating expenses billed to tenants of $0.6 million combined with a decrease in bad debt (Adjustment to revenue recognized for uncollectible rental amounts billed, net). These amounts were offset by a decrease in GAAP revenues associated with net dispositions during the quarter.

Operating Expenses

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Operating expenses
Depreciation and amortization	$38,533	$39,031	$(498)	(1.3)%
Property and operating expense	5,707	4,988	719	14.4%
General and administrative	10,143	9,483	660	7.0%
Total operating expenses	$54,383	$53,502	$881	1.6%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended September 30, 2023 was primarily due to net dispositions during the quarter.

Property and operating expense

The increase in property and operating expenses was primarily due to an increase in reimbursable expenses, with a corresponding offset in Lease revenues, net.

General and administrative

The increase in general and administrative expense is primarily driven by severance expense during the three months ended September 30, 2023.

Other income (expenses)

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2023	2023	$	%
Other income (expenses)
Interest income	$127	$82	$45	54.9%
Interest expense	(19,665)	(20,277)	(612)	(3.0)%
Gain on sale of real estate	15,163	29,462	(14,299)	(48.5)%
Income taxes	(104)	(448)	(344)	(76.8)%
Other income (expenses)	1,464	(1,674)	3,138	> 100.0%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2023, we recognized a gain of $15.2 million on the sale of two properties, compared to a gain of $29.5 million on the sale of four properties during the three months ended June 30, 2023.

Other income (expenses)

The increase in other income (expense) is due to the fluctuation of realized and unrealized foreign exchange gain/loss. For the three months ended September 30, 2023, there was a gain in realized and unrealized foreign exchange of $1.4 million compared to the three months ended June 30, 2023, where there was a loss of $1.7 million.

Net income and Net earnings per diluted share

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands, except per share data)	2023	2023	$	%
Net income	$52,145	$62,996	$(10,851)	(17.2)%
Net earnings per diluted share	0.26	0.32	(0.06)	(18.8)%

The decrease in net income is primarily attributable to a $14.3 million decrease in gain on the sale of real estate and a $0.6 million decrease in operating lease revenue, partially offset by a $3.1 million increase in other income (expense) and a $0.5 million decrease in depreciation and amortization.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Lease Revenues, net

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Contractual rental amounts billed for operating leases	$290,891	$263,109	$27,782	10.6%
Adjustment to recognize contractual operating lease billings on a straight-line basis	21,641	15,455	6,186	40.0%
Net write-offs of accrued rental income	(105)	(1,326)	1,221	92.1%
Variable rental amounts earned	1,306	786	520	66.2%
Earned income from direct financing leases	2,067	2,163	(96)	(4.4)%
Interest income from sales-type leases	43	43	—	—%
Operating expenses billed to tenants	14,850	14,059	791	5.6%
Other income from real estate transactions	7,414	1,050	6,364	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(220)	39	(259)	< (100.0)%
Total Lease revenues, net	$337,887	$295,378	$42,509	14.4%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio through property acquisitions closed since September 30, 2022. During the twelve months ended September 30, 2023, we invested $362.5 million, excluding capitalized acquisition costs, in 28 properties at a weighted average initial cash capitalization rate of 6.7%. The increase is also attributable to an increase in lease termination income.

Operating Expenses

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Operating expenses
Depreciation and amortization	$119,348	$109,201	$10,147	9.3%
Property and operating expense	16,580	15,376	1,204	7.8%
General and administrative	30,043	28,058	1,985	7.1%
Provision for impairment of investment in rental properties	1,473	5,535	(4,062)	(73.4)%
Total operating expenses	$167,444	$158,170	$9,274	5.9%

Depreciation and amortization

The increase in depreciation and amortization for the nine months ended September 30, 2023 was primarily due to growth in our real estate portfolio.

General and administrative

The increase in general and administrative expense for the nine months ended September 30, 2023 was primarily due to increased stock-based compensation expense associated with an additional annual grant during the first quarter of 2023, and an increase in payroll expense related to general annual cost of living adjustments.

Property and operating expense

The increase in property and operating expense is primarily due to the growth in our real estate portfolio. The increase was mostly offset by tenant reimbursements recognized as operating expenses billed to tenants in lease revenues, net above.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2023	2022
Number of properties	1	3
Carrying value prior to impairment charge	$4,236	$12,721
Fair value	2,763	7,186
Impairment charge	$1,473	$5,535

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Other income (expenses)
Interest income	$370	$4	$366	> 100.0%
Interest expense	(61,081)	(54,879)	6,202	11.3%
Cost of debt extinguishment	-	(231)	(231)	(100.0)%
Gain on sale of real estate	48,040	5,328	42,712	> 100.0%
Income taxes	(1,030)	(1,169)	(139)	(11.9)%
Other (expenses) income	(227)	6,441	(6,668)	< (100.0)%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of borrowings. At September 30, 2023, the one-month SOFR rate was 5.32%, compared with 3.04% at September 30, 2022. This is offset with decreased average outstanding borrowings. Since September 30, 2022, we decreased total outstanding borrowings by $160.8 million. Of our $1.9 billion of total outstanding indebtedness, the amount held on the United States Dollar (”USD”) Revolving Credit Facility borrowings is variable and unhedged and therefore subject to the impact of fluctuations in interest rates.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the nine months ended September 30, 2023, we recognized a gain of $48.0 million on the sale of nine properties, compared to a gain of $5.3 million on the sale of five properties during the nine months ended September 30, 2022.

Other income (expenses)

The decrease in other (expenses) income during the nine months ended September 30, 2023 was primarily due to a $0.3 million unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars ("CAD") Revolving Credit Facility borrowings, compared to a $6.4 million unrealized foreign exchange gain recognized during the nine months ended September 30, 2022.

Net income and Net earnings per diluted share

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2023	2022	$	%
Net income	$156,515	$92,702	$63,813	68.8%
Net earnings per diluted share	0.80	0.52	0.28	53.8%

The increase in net income is primarily due to an increase on gain on sale of real estate of $42.7 million, a $42.5 million increase in revenue, and a $4.1 million decrease in the provision for impairment of investment in rental properties. These factors were partially offset by a $10.1 million increase in depreciation and amortization, a $6.6 million decrease in other (expenses) income, a $6.2 million increase in interest expense, a $2.0 million increase in general and administrative expense, and a $1.2 million increase in property and operating expenses.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from the disposition of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”). We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, a non-GAAP financial measure, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with lenders and with rating agencies regarding our credit rating. We seek to maintain on a sustained basis a Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of September 30, 2023, we had total debt outstanding of $1.9 billion, Net Debt of $1.9 billion, and a Net Debt to Annualized Adjusted EBITDAre ratio of 4.9x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund development opportunities, tenant improvements, and revenue generating capital expenditures. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility. We intend to match fund our acquisitions with an appropriate mix of debt and equity capital. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $247.2 million of expected obligations due throughout the remainder of 2023, primarily consisting of $173.4 million of commitments to fund investments, $54.9 million of dividends declared, $18.3 million of interest expense due, and $0.6 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our Revolving Credit Facility. As of September 30, 2023, we have $925.9 million of available capacity under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. We have no material debt maturities until 2026, as detailed in the table below.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. We did not raise any equity on our ATM Program during the nine months ended September 30, 2023, and have approximately $145.4 million of capacity remaining on the ATM Program as of September 30, 2023.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of September 30, 2023

The following table sets forth our outstanding revolving credit facility, unsecured term loans and senior unsecured notes at September 30, 2023.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Unsecured revolving credit facility	$74,060	Applicable reference rate + 0.85% (a)	Mar. 2026(d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)(c)	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(4,367)
Total unsecured term loans, net	895,633
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,879)
Total senior unsecured notes, net	845,121
Total unsecured debt	$1,814,814
(a)
At September 30, 2023, the balance includes $100 million CAD borrowings remeasured to $74.1 million USD, and was subject to the one-month Canadian Dollar Offered Rate of 5.39%.
(b)
Effective July 1, 2023, the loan converted into a one-month SOFR borrowing concurrent with LIBOR's cessation.
(c)
At September 30, 2023, one-month SOFR was 5.32%.
(d)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2023, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

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

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2023 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans	Senior Notes	Interest Expense (b)	Dividends (c)	Commitments to Fund Investments (d)	Total
Remainder of 2023	$—	$554	$—	$—	$18,325	$54,925	$123,522	$197,326
2024	—	2,260	—	—	72,829	—	113,332	188,421
2025	—	20,195	—	—	75,477	—	2,000	97,672
2026	74,060	16,843	400,000	—	55,055	—	—	545,958
2027	—	1,597	200,000	150,000	41,115	—	—	392,712
Thereafter	—	38,277	300,000	700,000	61,152	—	—	1,099,429
Total	$74,060	$79,726	$900,000	$850,000	$323,953	$54,925	$238,854	$2,521,518

(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2023. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of September 30, 2023 of $0.28 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures and development opportunities.

At September 30, 2023 investment in rental property of $121.2 million was pledged as collateral against our mortgages.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement in connection with our internalization. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with our internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of September 30, 2023, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of September 30, 2023, we had 32 interest rate swaps outstanding with an aggregate notional amount of $974.1 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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
Cash Flows

Cash and cash equivalents and restricted cash totaled $50.5 million and $82.4 million at September 30, 2023 and September 30, 2022, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$210,492	$195,474
Net cash provided by (used in) investing activities	73,874	(585,158)
Net cash (used in) provided by financing activities	(293,909)	444,276
(Decrease) increase in cash and cash equivalents and restricted cash	$(9,543)	$54,592

The increase in net cash provided by operating activities was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in cash provided by investing activities was mainly due to decreased investment volume and increased disposition volume during the nine months ended September 30, 2023.

The decrease in net cash used in financing activities mainly reflects net repayments on the unsecured revolving credit facility and increased distributions paid to shareholders. Additionally, there were no proceeds from the issuance of common stock during the nine months ended September 30, 2023 as compared to proceeds of $226.5 million during the nine months ended September 30, 2022.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income	$52,145	$62,996	$156,515	$92,702
Real property depreciation and amortization	38,496	38,990	119,231	109,104
Gain on sale of real estate	(15,163)	(29,462)	(48,040)	(5,328)
Provision for impairment on investment in rental properties	—	—	1,473	5,535
FFO	$75,478	$72,524	$229,179	$202,013
Net write-offs of accrued rental income	—	—	297	1,326
Lease termination fees	—	—	(7,500)	(791)
Cost of debt extinguishment	—	3	3	231
Severance and executive transition costs (a)	740	183	1,404	401
Other (income) expenses (b)	(1,464)	1,671	225	(6,441)
Core FFO	$74,754	$74,381	$223,608	$196,739
Straight-line rent adjustment	(6,785)	(7,276)	(21,332)	(15,075)
Adjustment to provision for credit losses	—	(10)	(10)	(5)
Amortization of debt issuance costs	983	986	2,955	2,704
Amortization of net mortgage premiums	—	(52)	(78)	(78)
Loss on interest rate swaps and other non-cash interest expense	522	521	1,565	1,993
Amortization of lease intangibles (c)	(1,056)	(1,085)	(4,832)	(3,501)
Stock-based compensation	1,540	1,539	4,570	3,813
AFFO	$69,958	$69,004	$206,446	$186,590
(a)
Amount includes $0.7 million and $0.2 million of employee severance costs and executive transition costs during the three months ended September 30, 2023, and June 30, 2023, respectively. Amount includes $1.4 million of employee severance costs and executive transition costs and $0.4 million of employee severance costs during the nine months ended September 30, 2023 and 2022, respectively.
(b)
Amount includes $(1.4) million and $1.7 million of unrealized foreign exchange (gain) loss for the three months ended September 30, 2023 and June 30, 2023, respectively, and $0.3 million and $(6.4) million of unrealized foreign exchange loss (gain) for the nine months ended September 30, 2023 and 2022, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.
(c)
Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the nine months ended September 30, 2023.

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

We are focused on a disciplined and targeted investment strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new investments using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter investments. However, the full benefit of EBITDAre from new investments will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our investments and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all investments and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments, realized or unrealized gains and losses on foreign currency transactions, or gains on insurance recoveries, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. While investments in property developments have an immediate impact to Net Debt, we do not make an adjustment to EBITDAre until the quarter in which the lease commences. We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Net income	$52,145	$62,996	$28,709
Depreciation and amortization	38,533	39,031	39,400
Interest expense	19,665	20,277	20,095
Income taxes	104	448	356
EBITDA	$110,447	$122,752	$88,560
Provision for impairment of investment in rental properties	—	—	4,155
Gain on sale of real estate	(15,163)	(29,462)	(61)
EBITDAre	$95,284	$93,290	$92,654
Adjustment for current quarter investment activity (a)	26	342	2,358
Adjustment for current quarter disposition activity (b)	(400)	(444)	—
Adjustment to exclude non-recurring and other expenses (c)	740	183	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(1,433)	1,681	(4,934)
Adjustment to exclude cost of debt extinguishments	—	3	231
Adjustment to exclude lease termination fees	—	—	(791)
Adjusted EBITDAre	$94,217	$95,055	$89,518
Annualized EBITDAre	$381,136	$373,160	$370,616
Annualized Adjusted EBITDAre	$376,868	$380,220	$358,072
(a)
Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes $0.7 million and $0.2 million of employee severance costs and executive transition costs during the three months ended September 30, 2023, and June 30, 2023, respectively.

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

(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Debt
Unsecured revolving credit facility	$74,060	$122,912	$219,537
Unsecured term loans, net	895,633	895,319	894,378
Senior unsecured notes, net	845,121	844,932	844,367
Mortgages, net	79,613	80,141	94,753
Debt issuance costs	9,360	9,872	11,498
Gross Debt	1,903,787	1,953,176	2,064,533
Cash and cash equivalents	(35,061)	(20,763)	(75,912)
Restricted cash	(15,436)	(15,502)	(6,449)
Net Debt	$1,853,290	$1,916,911	$1,982,172
Net Debt to Annualized EBITDAre	4.9x	5.1x	5.3x
Net Debt to Annualized Adjusted EBITDAre	4.9x	5.0x	5.5x

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the nine months ended September 30, 2023, to the items that we disclosed as our critical accounting policies and estimates in our 2022 Annual Report on Form 10-K, except as noted below regarding long-lived asset impairment.

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

Significant judgment is made to determine if and when impairment should be taken. Specifically, management’s decision of whether to hold or sell an asset is the most subjective and sensitive assumption in determining whether impairment exists. Generally speaking, the long-term nature of our net leases will produce significant undiscounted cash flows that, together with a property’s residual value, will often result in an asset being recoverable. To the extent we change our long-term hold strategy, our estimate of sales price becomes the primary source of undiscounted cash flows and therefore a significant input into our recoverability assessment. As of September 30, 2023, we evaluated a healthcare asset with a carrying value of $55.3 million for recoverability based on the tenant’s delay in meeting certain criteria necessary to operate the property as intended. As of September 30, 2023, our long-term hold strategy resulted in a conclusion that the asset was recoverable. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to recognize impairment. Of note, continued delays in the current tenant’s ability to perform under the lease combined with an increase in management’s likelihood of selling the asset at a value below the carrying value could result in an impairment, which may be material.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of September 30, 2023. Changes in market interest rates impact the fair value of our fixed-rate debt, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase 1%, and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $64.1 million as of September 30, 2023.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of September 30, 2023. At September 30, 2023, all variable-rate debt was 100% swapped via interest rate swaps. Therefore, considering the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have no effect in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. We are not currently a party to legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations. We are not aware of any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, nor are we aware of any such legal proceedings contemplated by government agencies.

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

BROADSTONE NET LEASE, INC.

Date: November 2, 2023	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: November 2, 2023	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer