Form 10-K
period 2023-12-31
Broadstone Net Lease, Inc.
filed 2024-02-22
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.00025 par value, held by non-affiliates of the registrant, was $2.9 billion based on the last reported sale price of $15.44 per share on the New York Stock Exchange on June 30, 2023.

There were 187,707,247 shares of the Registrant’s common stock, $0.00025 par value per share outstanding as of February 20, 2024.

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

Explanatory Note and Certain Defined Terms

Except where the context suggests otherwise, as used in this Annual Report on Form 10-K, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “OP,” and to their respective subsidiaries. The membership units not owned by our company are referred to as “OP Units” or non-controlling interests.

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
•
“investments” or amounts “invested” include real estate investments in new property acquisitions, revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, development funding opportunities, and real estate lending opportunities, and exclude capitalized costs;
•
“cash capitalization rate” represents either (1) for acquisitions and developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized costs, or (2) for disposition properties, the estimated first year cash yield to be generated subsequent to disposition based on contractually specified cash base rent divided by the disposition price;
•
“CPI” means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;
•
“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and
•
“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated January 28, 2022, with J.P. Morgan Chase Bank, N.A., as an administrative agent and the other lenders party thereto.

Part I.

Item 1. Business

The Company

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of December 31, 2023, our portfolio includes 796 properties, with 789 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

We focus on investing in real estate that is operated by creditworthy single tenants in industries characterized by positive business drivers and trends. We target properties that are an integral part of the tenants’ businesses and are therefore opportunities to secure long-term net leases through which our tenants are able to retain operational control of their strategically important locations, while allocating their debt and equity capital to fund core business operations rather than real estate ownership.

•
Diversified Portfolio. As of December 31, 2023, our portfolio comprised approximately 38.3 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):

• Property Type: We are diversified across industrial, healthcare, restaurant, retail, and office property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, clinical, quick service restaurants, and general merchandise.

• Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.7% of our ABR.

• Tenant and Industry Diversification: Our properties are occupied by approximately 220 different commercial tenants who operate 208 different brands that are diversified across 53 differing industries, with no single tenant accounting for more than 4.1% of our ABR.

•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2023, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 93.8% of our tenants, based on ABR, provide financial reporting, of which 86.0% are required to provide us with specified financial information on a periodic basis, and an additional 7.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

2023 Highlights

Operating Highlights

•
Invested $165.6 million, including $97.2 million in three development funding opportunities, and $68.4 million in four property acquisitions and revenue generating capital expenditures in eight existing properties at a weighted average initial cash capitalization rate of 7.2%, with a weighted average remaining lease term of 15.5 years and minimum annual rent increases of 1.8%.
•
Sold 14 properties at a weighted average cash capitalization rate of 6.0%, for gross proceeds of $200.1 million, recognizing a $35.0 million gain over original purchase price.
•
Maintained strong occupancy throughout the year, ending with 99.4%.
•
Collected 99.8% of base rents due during the year.
•
Generated net income of $163.3 million or $0.83 per diluted share.
•
Generated funds from operations (“FFO”) of $298.6 million or $1.52 per diluted share.
•
Generated core funds from operations (“Core FFO”) of $298.9 million or $1.52 per diluted share.
•
Generated adjusted funds from operations (“AFFO”) of $277.7 million or $1.41 per diluted share.
•
Ended the year with total outstanding debt and Net Debt of $1.9 billion and a Net Debt to Annualized Adjusted EBITDAre ratio (“Leverage Ratio”) of 5.0x.

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

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of December 31, 2023. The percentages below are calculated based on our ABR of $392.2 million as of December 31, 2023.

Diversification by Property Type

$392 M
Annualized
Base Rent

Industrial	**52%**
Manufacturing	17%
Distribution & Warehouse	13%
Food Processing	12%
Flex and R&D	4%
Industrial Services	3%
Cold Storage	3%
Healthcare	**18%**
Clinical	7%
Healthcare Services	3%
Animal Health Services	3%
Surgical	3%
Life Science	2%
Restaurant	**13%**
Casual Dining	7%
Quick Service Restaurants	6%
Retail	**11%**
General Merchandise	6%
Automotive	3%
Home Furnishings	2%
Child Care	<1%
Office	**6%**
Strategic Operations	3%
Corporate Headquarters	2%
Call Center	1%

Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	80	$65,675	16.8%	12,178	31.8%
Distribution & Warehouse	45	51,859	13.2%	9,212	24.1%
Food Processing	33	46,630	11.9%	5,442	14.2%
Flex and R&D	6	16,061	4.1%	1,157	3.0%
Industrial Services	23	11,877	3.0%	607	1.6%
Cold Storage	4	9,978	2.5%	724	1.9%
Untenanted	1	—	0.0%	122	0.3%
Industrial Total	192	202,080	51.5%	29,442	76.9%
Healthcare
Clinical	52	27,570	7.0%	1,090	2.9%
Healthcare Services	29	11,853	3.0%	478	1.2%
Animal Health Services	27	11,054	2.8%	405	1.1%
Surgical	12	10,675	2.7%	329	0.9%
Life Science	9	8,011	2.1%	550	1.4%
Healthcare Total	129	69,163	17.6%	2,852	7.5%
Restaurant
Casual Dining	100	27,167	7.0%	662	1.7%
Quick Service Restaurants	148	25,966	6.6%	502	1.3%
Restaurant Total	248	53,133	13.6%	1,164	3.0%
Retail
General Merchandise	132	25,018	6.4%	1,865	4.9%
Automotive	64	11,790	3.0%	757	1.9%
Home Furnishings	13	7,265	1.9%	797	2.1%
Child Care	2	726	0.1%	20	0.1%
Retail Total	211	44,799	11.4%	3,439	9.0%
Office
Strategic Operations	6	10,450	2.7%	632	1.7%
Corporate Headquarters	7	8,527	2.2%	409	1.1%
Call Center	2	4,049	1.0%	287	0.7%
Untenanted	1	—	0.0%	46	0.1%
Office Total	16	23,026	5.9%	1,374	3.6%
Total	796	$392,201	100.0%	38,271	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company *	Food Processing	7	$15,917	4.1%	2,250	5.9%
AHF, LLC *	Distribution & Warehouse/ Manufacturing	8	9,378	2.4%	2,284	6.0%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	7,780	2.0%	1,599	4.2%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,456	1.9%	147	0.3%
J. Alexander’s, LLC *	Casual Dining	16	6,207	1.6%	131	0.3%
Axcelis Technologies, Inc.	Flex and R&D	1	6,126	1.6%	417	1.1%
Salm Partners, LLC*	Food Processing	2	6,062	1.5%	368	1.0%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	6,060	1.5%	147	0.4%
Hensley & Company*	Distribution & Warehouse	3	5,989	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,977	1.5%	562	1.5%
Total Top 10 Tenants		169	76,952	19.6%	8,482	22.2%

BluePearl Holdings, LLC**	Animal Health Services	13	5,693	1.4%	165	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.4%	156	0.4%
Outback Steakhouse of Florida LLC*[1]	Casual Dining	22	5,454	1.4%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,360	1.4%	417	1.1%
Big Tex Trailer Manufacturing, Inc.*	Automotive/ Distribution & Warehouse/ Manufacturing/ Corporate Headquarters	17	5,056	1.3%	1,302	3.4%
Nestle’ Dreyer’s Ice Cream Company[2]	Cold Storage	1	4,611	1.2%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,590	1.2%	230	0.6%
Arkansas Surgical Hospital	Surgical	1	4,588	1.2%	129	0.3%
Klosterman Bakery*	Food Processing	11	4,568	1.1%	549	1.4%
Chiquita Holdings Limited	Food Processing	1	4,420	1.1%	335	0.9%
Total Top 20 Tenants		285	$126,830	32.3%	12,214	31.9%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

2 Nestle’s ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Healthcare Facilities	104	$54,973	14.0%	2,062	5.4%
Restaurants	251	53,973	13.8%	1,207	3.2%
Packaged Foods & Meats	29	41,046	10.5%	4,713	12.3%
Distributors	27	17,477	4.5%	2,757	7.2%
Auto Parts & Equipment	44	15,599	4.0%	2,710	7.1%
Specialty Stores	31	14,362	3.7%	1,338	3.5%
Food Distributors	8	14,206	3.6%	1,712	4.5%
Home Furnishing Retail	18	12,914	3.3%	1,858	4.9%
Specialized Consumer Services	45	11,842	3.0%	709	1.9%
Metal & Glass Containers	8	10,229	2.6%	2,206	5.8%
General Merchandise Stores	96	9,716	2.5%	880	2.3%
Industrial Machinery	20	9,654	2.5%	1,949	5.1%
Forest Products	8	9,378	2.4%	2,284	6.0%
Healthcare Services	18	9,371	2.4%	515	1.3%
Internet & Direct Marketing Retail	3	7,057	1.8%	447	1.2%
Other (38 industries)	84	100,404	25.4%	10,700	27.7%
Untenanted properties	2	—	—	224	0.6%
Total	796	$392,201	100.0%	38,271	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 796   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	69	$38,110	9.7%	3,603	9.4%	WA	15	$4,384	1.1%	150	0.4%
MI	55	33,060	8.4%	3,810	10.0%	LA	4	3,407	0.9%	194	0.5%
IL	32	24,383	6.2%	2,424	6.3%	MS	11	3,370	0.9%	430	1.1%
WI	35	23,096	5.9%	2,163	5.7%	NE	6	3,286	0.8%	509	1.3%
CA	13	19,617	5.0%	1,718	4.5%	SC	13	2,986	0.8%	308	0.8%
FL	42	16,319	4.2%	840	2.2%	IA	4	2,819	0.7%	622	1.6%
OH	47	16,308	4.2%	1,582	4.1%	NM	9	2,779	0.7%	107	0.3%
IN	32	16,240	4.1%	1,906	5.0%	CO	4	2,545	0.6%	126	0.3%
MN	21	15,668	4.0%	2,500	6.5%	UT	3	2,492	0.6%	280	0.7%
TN	49	15,225	3.9%	1,093	2.9%	MD	3	2,174	0.6%	205	0.5%
NC	36	12,491	3.2%	1,135	3.0%	CT	2	1,837	0.5%	55	0.1%
AL	53	12,418	3.2%	873	2.3%	ND	3	1,726	0.4%	48	0.1%
AZ	9	11,929	3.0%	909	2.4%	MT	7	1,582	0.4%	43	0.1%
GA	33	11,894	3.0%	1,576	4.1%	DE	4	1,180	0.3%	133	0.3%
KY	24	9,832	2.5%	962	2.5%	VT	2	426	0.1%	20	0.1%
PA	22	9,807	2.5%	1,836	4.8%	WY	1	307	0.1%	25	0.1%
NY	26	9,467	2.4%	680	1.8%	NV	1	272	0.1%	6	0.0%
OK	24	8,415	2.1%	990	2.6%	OR	1	136	0.0%	9	0.0%
AR	11	7,855	2.0%	283	0.7%	SD	1	81	0.0%	9	0.0%
MA	3	6,548	1.7%	444	1.2%	Total U.S.	789	$383,657	97.8%	37,841	98.8%
MO	12	6,231	1.6%	1,138	3.0%	BC	2	4,992	1.2%	253	0.7%
VA	17	5,550	1.4%	204	0.5%	ON	3	2,168	0.6%	101	0.3%
KS	10	5,495	1.4%	643	1.7%	AB	1	1,027	0.3%	55	0.1%
WV	17	4,997	1.3%	884	2.3%	MB	1	357	0.1%	21	0.1%
NJ	3	4,913	1.3%	366	1.0%	Total Canada	7	$8,544	2.2%	430	1.2%
						Grand Total	796	$392,201	100.0%	38,271	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2023, master leases contributed 69.0% of the ABR associated with multi-site tenants (406 of 675 properties), and 41.5% of our overall ABR (406 of our 796 properties).

As of December 31, 2023, approximately 99.4% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. As of December 31, 2023, the ABR weighted average remaining term of our leases was approximately 10.5 years. Approximately 3% of the properties in our portfolio are subject to leases without at least one renewal option. The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2023.

20%
10%
0%
1.2%
1.8%
4.5%
6.3%
5.9%
6.1%
13.6%
2.2%
8.2%
4.9%
2.3%
3.6%
6.9%
4.2%
3.5%
2.1%
1.5%
4.2%
11.3%
3.1%
2.6%
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
Thereafter

The following table presents certain information based on lease expirations by year.

Year	# Properties	# Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2024	5	5	$4,817	1.2%	482	1.3%
2025	19	21	7,105	1.8%	394	1.0%
2026	34	36	17,843	4.5%	1,153	3.0%
2027	29	30	24,903	6.3%	2,079	5.4%
2028	36	37	23,144	5.9%	1,930	5.0%
2029	73	74	23,921	6.1%	2,754	7.2%
2030	93	93	53,364	13.6%	4,985	13.0%
2031	33	33	8,724	2.2%	805	2.1%
2032	62	63	32,285	8.2%	3,469	9.1%
2033	50	50	19,398	4.9%	1,593	4.2%
2034	35	35	8,916	2.3%	780	2.0%
2035	19	19	13,947	3.6%	2,021	5.3%
2036	87	87	27,227	6.9%	2,781	7.3%
2037	20	20	16,284	4.2%	1,110	2.9%
2038	39	39	13,868	3.5%	1,226	3.2%
2039	11	11	8,125	2.1%	928	2.4%
2040	31	31	5,877	1.5%	312	0.8%
2041	38	38	16,507	4.2%	1,363	3.6%
2042	58	58	44,324	11.3%	4,803	12.5%
2043	12	12	12,107	3.1%	795	2.1%
Thereafter	10	10	9,515	2.6%	2,284	6.0%
Untenanted properties	2	—	—	—	224	0.6%
Total	796	802	$392,201	100.0%	38,271	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2023, leases contributing 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2023 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (1)
Annually	80.0%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.3%	3.0%
Every 4 years	1.1%	2.4%
Every 5 years	7.2%	1.7%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.5%	1.6%
Flat (2)	2.7%	—
Total/ABR Weighted Average	100.0%	2.0%

(1)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2023, leases contributing 5.2% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(2)
Generally associated with investment grade tenants.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2023, are displayed in the following chart:

If requested by a tenant, we may, subject to the tenant’s history, creditworthiness, and other relevant considerations, agree to reimburse the tenant for property expansion or improvement costs, 100% of which it leases from us. In exchange for such reimbursement, we generally receive contractually specified rent that increases proportionally with our funding. Generally, the rent will increase proportionally with our funding, which typically allows us to achieve a consistent cash yield on our funding throughout improvement.

Investment Guidelines

We seek to acquire, finance, and develop primarily freestanding, single-tenant commercial real estate properties located in the United States that are under lease and fully occupied at the time of acquisition or development completion. We also invest in our properties with existing tenants through revenue generating capital expenditures, whereby we agree to fund certain capital expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we take into account the percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating investment opportunities, we may also pursue opportunistic investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will not result in any one tenant representing more than 5% of ABR. We are currently focused primarily on investing in the industrial, restaurant, retail, and consumer-centric healthcare and veterinary property types, and target specific acquisition opportunities within each property type in a highly selective manner.

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
•
Consumer-Centric Healthcare. We focus on consumer-centric healthcare real estate such as pet supplies and services, dialysis, dental care, and eye care. We primarily focus on properties with multiple alternative retail uses located in densely populated areas that are easily accessible to consumers. The services typically offered at these properties are not significantly affected by economic conditions or the regulatory environment and are often recession resilient. We underwrite consumer-centric healthcare properties based on the underlying real estate fundamentals, site level performance with an emphasis on market presence, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations.

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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, lenders to finance real estate transactions such as developments and revenue generating capital expenditures, and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us, and may have a higher target leverage profile. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Human Capital

As of December 31, 2023, we employed 74 full-time employees, comprised of professional employees engaged in origination, underwriting, closing, accounting and financial reporting, portfolio and asset management, capital markets, and other corporate activities essential to our business.

Our commitment to our employees is central to our ability to continue to deliver strong performance and financial results for our stockholders and other stakeholders. We are as passionate about our people as we are about real estate. We seek to create and cultivate an inclusive and engaging work environment for our employees, which allows us to attract, engage, and develop top talent to manage our business. We strive to provide our employees with a work environment that is free from discrimination and harassment, that respects and honors their differences and unique life experiences, and that enables employees the opportunity to develop and excel in their role and reach their full potential. We seek to provide a collaborative, creative workplace where people with unique talents can flourish, where their opinions are valued, and where their contributions are rewarded.

As part of our commitment to our employees, we are focused on the following:

•
Employee Total Rewards and Wellness – Our employees are our most valuable assets, and their individual and group contributions drive our performance and success. As a result, we are focused on and invest in our team’s overall health, wellness, and engagement. We employ numerous strategies and initiatives to nurture and nourish our employees and their dependents physical, mental, and emotional well-being, including, among other things, competitive compensation programs including performance-based bonuses and equity programs for all, employee benefits (with 100% employer-paid healthcare options), 401(k) with employer match and immediate vesting, generous paid time off programs with an annual corporate shutdown week, paid caregiver leave, on-site flu vaccinations, employer-paid legal services, access to an employee assistance program, fringe benefits to make both the Broadstone and home office environments more comfortable including flexibility in work locations and schedules, and access to other health and wellness events and resources.
•
Employee Development and Engagement – We strive to create an engaging work experience that allows for career development and related opportunities. We offer numerous opportunities for our employees to engage in personal and professional development, including educational support and opportunities for tuition assistance and reimbursement, participation in industry conferences and networking events, individual leadership and management training, access to an online learning library, in-office library with a curated collection of personal and professional development books, , town hall meetings with our CEO and senior leadership team, group trainings (e.g., underwriting, real estate fundamentals, cyber security, computer skills, safety, ethics, harassment prevention, and DE&I related content), and peer mentorship opportunities. We strive to foster transparent and open communication and dialogue between our senior leaders and our employee base and develop opportunities for social connectedness through fun family friendly gatherings and various employee appreciation events.
•
Diversity, Equity, and Inclusion (“DE&I”) – We are committed to providing equal opportunity in all aspects of employment. We believe that diverse backgrounds and experiences help drive our performance and contribute to our company’s growth. To that end, we value and advance diversity, equity, and inclusion in our workplace and of the people with whom we work. Our cross-functional DE&I committee spearheads our ongoing efforts to deepen our commitment to this important initiative and drive our diversity-related education, including trainings on topics such as inclusive culture and leadership, unconscious bias, and inclusive hiring. The committee also focuses on employee engagement, policy reviews, enhanced recruitment and onboarding initiatives, monetary donations to external DE&I focused organizations and programs, and sponsorship of employees through a resource group. DE&I is a critical business imperative that requires ongoing focus and commitment; therefore, our efforts to promote greater diversity, equity, and inclusion within and beyond our workplace have been instituted as a regular reporting item for our employees and our Board of Directors.
•
Community Engagement – We believe in our responsibility to help and be a force for social good in the communities we call home and do so through various corporate giving and philanthropic endeavors. Our community engagement efforts are led by our employees through a dedicated committee that is responsible for engaging with community organizations, planning and organizing various opportunities for employees to make a difference through volunteer giving and service, and facilitating corporate donation and fundraising drives. These efforts allow us to offer numerous opportunities for employees to prioritize community involvement and is further encouraged by providing employees with dedicated time off per year to focus on community service and volunteering for causes of personal interest.

We believe that the initiatives described above help us attract, hire, engage, and retain employees.

Principal Executive Offices

Our principal executive offices are located at 207 High Point Drive, Suite 300, Victor, New York 14564, and our telephone number is (585) 287-6500.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, certain losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles, co-payments, or sub-limits that a tenant may not be able to meet. Certain other losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

In addition to being an additional insured on our tenants’ liability policies, we separately maintain commercial general liability coverage on the entire portfolio and, in certain instances, general or specific (e.g., flood) property-level insurance coverage on certain properties or pursuant to the terms of certain of our leases. We also maintain property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

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

We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board of Director’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as other corporate governance policies and documents. Amendments to, and waivers granted to our directors and executive officers under our Code of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 207 High Point Drive, Suite 300, Victor, New York 14564. Investors may also call (585) 287-6500.

Item 1A. Risk Factors

Summary Risk Factors

You should carefully consider the matters discussed in the “Risk Factors” section beginning on page 18 of this Annual Report on Form 10-K for factors you should consider before investing in our common stock:

•
Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.
•
We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
•
Our growth depends upon future acquisitions of properties, and we may be unable to identify or complete suitable acquisitions of properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.
•
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
•
Global and U.S. financial markets and economic conditions such as inflation may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.
•
As of December 31, 2023, we had approximately $1.9 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
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

This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2023, master leases contributed to approximately 69.0% of our ABR associated with multi-site tenants (406 of 675 multi-site tenant properties), and approximately 41.5% of our overall ABR (406 of our 796 properties). A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2023, the ABR weighted average remaining term of our leases was approximately 10.5 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us. In addition, properties leased pursuant to long-term leases at below market rental rates or with below market rent escalations may be less attractive to potential buyers, which could affect our ability to sell such properties at an acceptable price or at all.

Our growth depends upon future acquisitions of properties, and we may be unable to identify or complete suitable acquisitions of properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.

Our business model depends significantly on acquiring new properties. From 2015 to 2023, we acquired an average of $580.0 million of new properties per year, with a low of $100.0 million and a high of $1.0 billion. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions. Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2024 and beyond. If we are unable to achieve growth through acquisitions, it could materially and adversely affect us.

We may be unable to sell a property at the time we desire on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition, and results of operations.

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

We compete with numerous developers, owners, and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants or we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases in the occupancy and rental rates of our properties, which could materially and adversely affect us.

Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.

As of December 31, 2023, approximately 35.2% of our ABR came from properties in our top five states: Texas (9.7%), Michigan (8.4%), Illinois (6.2%), Wisconsin (5.9%), and California (5.0%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, will not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, healthcare, restaurant, retail, and office properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions, could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

Our portfolio is also concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.

As of December 31, 2023, approximately 51.5% of our ABR came from industrial properties, 17.6% from healthcare properties, 13.6% from restaurant properties, 11.4% from retail properties, and 5.9% from office properties. Any adverse developments in one or more of these property types could materially and adversely affect us. For example, the market for restaurant, retail, and office properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, the widespread practice of telecommuting, the adverse changes in consumer spending and consumer preferences for particular goods, services, or store-based retailing, and the excess amount of restaurant, retail and office space in a number of markets. Accordingly, decreases in the demand for restaurant, retail, and/or office properties may have a greater adverse effect on us than if we had fewer investments in these industries. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in one or more of our concentrated property types could materially and adversely affect us.

If one or more of our top 10 tenants, which together represented approximately 19.6% of our ABR as of December 31, 2023, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2023, our top 10 tenants together represented 19.6% of our ABR. Our largest tenant is Roskam Baking Company, which leases seven properties that in the aggregate represent approximately 4.1% of our ABR. Our top 10 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.

We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2023, five leases representing approximately 1.2% of our ABR will expire during 2024. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, leasing commissions, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2023, two of our properties, representing approximately 0.6% of our portfolio, were unoccupied. We may experience difficulties in leasing this vacant space on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

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

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2023, only approximately 15.3% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit-assessment tools as well as our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.

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

We also rely on information from our tenants to determine a potential tenant’s credit risk as well as for on-going risk management. As of December 31, 2023, approximately 86.0% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 7.8% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

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

We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2023, 2022, and 2021, and may record future impairments based on actual results and changes in circumstances. See “Critical Accounting Polices – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.

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

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2023, we were party to tax protection agreements covering three properties. Based on values as of December 31, 2023, taxable sales of the applicable properties would trigger liability under the agreements of approximately $10.4 million. In addition, in connection with the Company’s internalization, we entered into a tax protection agreement with Amy L. Tait, the Company’s founder, and certain members of her family, which has a potential liability of up to $10 million based on values as of December 31, 2023. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time or on terms that would be favorable absent such restrictions.

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

In the future we may become subject to litigation, including, but not limited to, claims relating to our operations, past and future securities offerings, corporate transactions, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcome of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

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

There may be known or unknown environmental liabilities associated with properties we previously owned, currently own, or may acquire in the future. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, asbestos-containing building materials, or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination. These costs and damages could be substantial. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as industrial properties or businesses using petroleum products, paint, machine solvents, and other hazardous materials. We typically undertake customary environmental diligence prior to our acquisition of any property, including obtaining Phase I environmental site assessments. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own.

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

Our ability to effectively monitor and respond to the rapid and ongoing developments and expectations regarding our corporate responsibility and sustainability efforts, may impose unexpected costs or result in reputational or other harm that could have a material adverse effect on our business.

There are rapid and ongoing developments and changing expectations relating to corporate responsibility and sustainability matters as governmental entities, investors, employees, and other stakeholders have begun to focus increasingly on such practices. With this increased focus, public reporting regarding corporate responsibility and sustainability efforts is becoming more broadly expected. If we are unable to adequately recognize and effectively respond to such developments and governmental, societal, investor, and consumer expectations relating to our corporate responsibility and sustainability efforts, we may miss corporate opportunities, become subject to additional scrutiny, incur unexpected and significant costs, or experience damage to our reputation. If any of these events were to occur, there may be a material adverse effect on our business.

We may engage in development or expansion projects or enter into new transaction structures, including speculative development projects and real estate lending opportunities, which would subject us to additional risks that could negatively impact our operations.

We may engage in development or expansion projects, which could require us, our tenants, or any development partners to raise additional capital or obtain zoning, occupancy, or other required governmental permits and authorizations. Development and expansion projects are subject to a number of risks, including construction delays and cost overruns that may increase anticipated project costs. In addition, a decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause the incurrence of penalties, delay us from receiving rental payments, result in us receiving reduced rental payments, or prevent us from pursuing the development or expansion project altogether. The inability to successfully complete development or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations. In addition, we may explore and enter into new transaction structures, including speculative development projects and real estate lending opportunities, that may or may not be closely related to our current business. These new transaction structures may have new, different, or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new transaction structures, we will be exposed to the risk that those structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status and to avoid entity-level taxes, or will subject us to additional regulatory requirements or limitations. If we are not able to successfully manage the risks associated with such new transaction structures, it could have an adverse effect on our business, results of operations, and financial condition.

The departure of any of our key personnel with long-standing business relationships could materially and adversely affect us.

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, members of our executive management team. Many of our executive personnel, particularly our senior management team, have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training key personnel, and arranging necessary financing. The departure of any member of our executive management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry personnel, which could materially and adversely affect us.

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

Global and U.S. financial markets and economic conditions, such as inflation, may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.

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

Our tenants are generally required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and loss payee (or mortgagee, in the case of our lenders) on their property policies. Additionally, most tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles, co-payments, or sub-limits that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. In addition, if uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.

Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.

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

Risks Related to Debt Financing

As of December 31, 2023, we had approximately $1.9 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2023, we had approximately $1.9 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to obtain debt financing on commercially reasonable terms, refinance existing indebtedness on acceptable terms or at all, and adversely impact our ability to implement our investment strategy and achieve our investment objectives.

We use external financing to refinance indebtedness as it matures and to partially fund our acquisitions. Credit markets may experience significant price volatility, displacement, and liquidity disruptions, including the bankruptcy, insolvency, or restructuring of certain financial institutions. Our access to financing depends on, among other things, conditions in the financial markets. The United States and global financial markets have experienced periods of significant volatility and disruption in the past, and are expected to continue to do so in the future. Recent disruptions in the capital markets have resulted in constrained equity and debt capital available for investment in the real estate market and increases in capitalization rates. Future events or sustained negative conditions may also reduce the availability of financing, make financing terms less attractive, as well as negatively impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing our cash distributions. As a result, we may be unable to fully refinance maturing indebtedness with new indebtedness, which could materially and adversely affect us. Uncertainty in the credit markets could also negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2023, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

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

SOFR has a limited history, is different than LIBOR, and rates derived from SOFR may perform differently than LIBOR would have performed, which could create increased volatility in our cost of borrowing or increase our interest expense.

On June 22, 2017, the Alternative Reference Rates Committee (“ARRC”) convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York identified SOFR as the rate that, in the consensus view of the ARRC, represented best practice for use in certain new U.S. dollar derivatives and other financial contracts. SOFR is a broad measure of the cost of cash overnight collateralized by U.S. Treasury securities, and has been published by the Federal Reserve Bank of New York since April 2018. The Federal Reserve Bank of New York has also begun publishing historical indicative Secured Overnight Financing Rates from 2014.

With the discontinuation of LIBOR as a floating rate benchmark, we transitioned the reference interest rate used in connection with our floating rate debt obligations to ones based on SOFR. The composition and characteristics of SOFR are not the same as those of LIBOR, and SOFR is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities (e.g., three months) and SOFR and SOFR-based rates have a limited history. As a result, it remains uncertain whether SOFR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial, or other events. Accordingly, there can be no assurance that our transition to term SOFR in connection with our floating rate borrowings will not result in increased volatility in our cost of borrowing or increased interest expense.

Additionally, the inability or any inefficiency in market participants ability to hedge SOFR-based transactions or the illiquidity or relative illiquidity in the market for SOFR-based instruments may increase the costs associated with SOFR-based debt instruments or our ability to hedge our exposure to floating interest rates.

We may be adversely affected by changes in CDOR reporting practices, the methods by which CDOR is determined, or the use of alternative reference rates.

As of December 31, 2023, we had approximately C$100 million of debt outstanding for which the interest rate was tied to the Canadian Dollar Offered Rate (“CDOR”). Additionally, as of December 31, 2023, we had entered into interest rate swaps totaling C$100 million that fix the CDOR component of our debt through various tenors.

In December 2021, the Canadian Alternative Reference Rate Working Group (“CARR”) which was established by the Bank of Canada’s Canadian Fixed-Income Forum to coordinate Canadian interest rate reform, recommended that Refinitiv Benchmark Services (UK) Limited (“Refinitiv”) cease its calculation and publication of CDOR after June 30, 2024. CARR also recommended that by June 30, 2023, all new securities use the Canadian Overnight Repo Rate Average (“CORRA”), subject to certain limited exceptions. On May 16, 2022, Refinitiv announced the cessation of the calculation and publication of CDOR after June 28, 2024. On January 11, 2023, CARR announced development of a new Term CORRA benchmark.

We are monitoring and evaluating the related risks which arise in connection with transitioning our Canadian dollar-denominated debt to a new alternative rate, including any resulting value transfer that may occur. There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than CDOR and any other unforeseen impacts of the potential discontinuation of CDOR. Any changes in CDOR reporting practices, the methods by which CDOR is determined, or the use of alternative reference rates may adversely affect us.

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

Termination of the employment agreements with certain members of our executive management team could be costly.

The employment agreements with certain members of our executive management team provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.

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

We elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, which contain the requirements for qualifying as a REIT, which we refer to in this Form 10-K as the “REIT Requirements,” beginning with our taxable year ended December 31, 2008. We believe that we have been organized and operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with such year, and we intend to continue operating in such a manner. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•
we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to U.S. federal income tax at the corporate rate, and we could be subject to increased state and local income taxes;
•
unless we are entitled to relief under applicable statutory provisions of the Code, we (and our successor) could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost; and
•
for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

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

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax or interest charge (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT and to avoid the imposition of an entity-level tax. Any of these taxes or interest charges would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT Requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS that is subject to U.S. federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

Further, we may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business. Compliance with the REIT distribution requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

The prohibited transactions tax may limit our ability to engage in sale transactions.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of the 75% and 95% gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because any TRS in which we own an interest may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses may be carried forward and may be deducted against 80% of future taxable income in the TRS.

Complying with the REIT Requirements may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income, and the amounts we distribute to our stockholders. In connection with the Company’s internalization, we were treated as having acquired substantial amounts of goodwill that may not qualify for the 75% asset test. Compliance with these limitations, particularly given the goodwill that we acquired in the Company’s internalization, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset test requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the REIT Requirements. Accordingly, satisfying the REIT Requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income, or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the REIT Requirements or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

In certain circumstances, we may be liable for certain tax obligations of certain of the members of the OP.

In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions and the Company’s internalization, we have entered or will enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited.

In connection with acquisitions, we may inherit tax liabilities and attributes of other entities.

From time to time, we or the OP may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historical tax attributes and liabilities of such entities. For example, if we acquire appreciated assets from a non-REIT C corporation in a transaction in which the adjusted tax basis of the assets in its hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation, we will be subject to entity-level tax on any gain recognized in connection with a disposition (such as a taxable sale) of any such assets during the 5-year period following such acquisition. In addition, in order to qualify as a REIT, we must not have, at the end of any taxable year, any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation (including upon a liquidation of a TRS), we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity.

Because each of Trident BRE Holdings I, Inc. and Trident BRE Holdings II, Inc. (the “Blocker Corps”) were taxable as a non-REIT C corporation and we acquired their appreciated assets in connection with the Company’s internalization in transactions (the “Blocker Corp Mergers”) in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of each of the Blocker Corps prior to the Blocker Corp Mergers, we will be subject to corporate income tax on the “built-in gain” with respect to the Blocker Corps’ assets at the time of the Blocker Corp Mergers if we dispose of those assets in a taxable transaction within five years following the Blocker Corp Mergers. This built-in gain is measured by the difference between the value of the Blocker Corps’ assets at the time of the Blocker Corp Mergers and the adjusted basis in those assets. We estimate this built-in gain to be approximately $56.4 million. The assets of the Blocker Corps we acquired in the Blocker Corp Mergers are the Blocker Corps’ interests in BRE. When BRE merged into the OP in a tax-deferred transaction and the Blocker Corps received OP Units, the built-in gain associated with the Blocker Corps’ assets became represented as part of an intangible asset on our balance sheet. The disposition of that intangible asset in a taxable transaction within five years following the Blocker Corp Mergers could trigger a corporate income tax on that built-in gain. The most likely transaction in which that intangible asset is disposed of would be a sale of the OP (or our interest in the OP) in a taxable transaction. Thus, if the OP (or our interest in the OP) is sold in a taxable transaction within five years following the Blocker Corp Mergers, we could incur a corporate income tax on approximately $56.4 million of built-in gain.

In addition to the foregoing, as a result of the Blocker Corp Mergers, we inherited any liability with respect to unpaid taxes of each of the Blocker Corps for any periods prior to the Blocker Corp Mergers.

Changes to the U.S. federal income tax laws could have a material and adverse effect on us.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.

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
•
reductions in our FFO, Core FFO, AFFO, or earnings estimates;

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

In the past, securities class action litigation has been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy, and our ability to make distributions to our stockholders.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C. Cybersecurity

Our EVP and Chief Financial Officer is responsible for the oversight of the Company’s information technology and cybersecurity function, which consists of five employees and is led by our VP, Information Systems & Solutions. Our VP, Information Systems & Solutions has over 25 years of experience in information technology leadership, including oversight of information technology general controls and management of information technology security and cybersecurity programs. The information technology and cybersecurity team also includes our Director, Information Technology, who has held information technology leadership roles for over 15 years, including in management of infrastructure, applications, information technology security, and cybersecurity prevention and education programs. The Audit Committee of the Board of Directors oversees the evaluation of the policies and practices developed and implemented by the Company with respect to the risk assessment and risk mitigation of information technology and cybersecurity matters.

The Company has implemented a Computer Security Incident Response Plan (the “Incident Response Plan”) that sets forth the process for identifying, responding to, and recovering from cybersecurity incidents. We have a dedicated cross-functional Incident Response Team (the “IRT”) that participates in annual tabletop exercises and simulations with our external cybersecurity legal counsel to test the Incident Response Plan as part of our business continuity, incident response, risk assessment, and disaster recovery planning. The IRT is also responsible for evaluating the level of materiality of any cybersecurity incident in accordance with the Incident Response Plan and may engage the services of third-party experts to assist in the event of a cybersecurity incident.

To our knowledge, in the last three years we have not experienced a cybersecurity incident that has had, and we are not aware of any cybersecurity incident that is reasonably likely to have, a material impact on us, our business strategy, results of operations or financial condition. However, as (i) our business involves the storage and transmission of numerous classes of sensitive and confidential information and proprietary information, including tenants’ information, private information about our investors and our employees, and financial and strategic information about us and (ii) we also rely on third-party service providers that have access to such information in connection with providing necessary information technology and security and other business services to us, we face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems that could have a material impact on us, our business strategy, results of operations or financial condition. See “Risks Related to Our Business and Properties – Security breaches and other technology disruptions could compromise our information systems and expose us to liability, which could materially and adversely affect us” for additional information.

In an effort to mitigate the impact of cybersecurity events, we conduct mandatory information technology and cybersecurity training for all employees upon hire and at least annually thereafter, and regularly test our employees for information security awareness and adherence to our information technology and cybersecurity policies, which are reviewed at least annually. We also provide our employees with access to educational newsletters and articles regarding relevant information technology and cybersecurity matters on a regular basis. Additionally, we utilize third-party experts to review and test our information technology infrastructure, including constant monitoring for suspicious activity, routine penetration testing of our networks, and an annual security assessment of the effectiveness of our informational technology environment to identify potential vulnerabilities. For example, our VP, Information Systems & Solutions and Director, Information Technology receive periodic reporting from our managed security service provider and meet regularly to discuss reported activity and assess any recommendations. The Company also receives a quarterly cyber risk rating from an external enterprise risk management service provider and our VP, Information Systems & Solutions and Director, Information Technology meet to discuss the rating and potential enhancements to our cybersecurity program. The cyber risk rating reports are also shared with the Audit Committee on a quarterly basis. Our third-party service providers of technology services are generally required to provide us with system and organization controls (SOC) reports prior to formal engagement and annually thereafter. The reports are reviewed by our VP, Internal Audit and our VP, Information Systems & Solutions, or their designee(s), to assess and monitor compliance with cybersecurity best practices.

In conjunction with the operational day-to-day processes discussed above, material risks from cybersecurity threats are identified and assessed in connection with the Company’s enterprise risk management process. Our Enterprise Risk Management Committee (“ERMC”), which is overseen by our SVP and General Counsel and is comprised of our senior leadership team and key functional personnel, meets quarterly to discuss the Company’s enterprise risks, including cybersecurity risks. Cybersecurity risks are reviewed in detail and assigned risk ratings on an annual basis. The ERMC also discusses mitigation efforts, potential enhancements to processes and policies, and key risk indicators for the Company’s risks, including cybersecurity risks. The ERMC’s annual risk assessment is presented to the Board of Directors and the Audit Committee on an annual basis.

In addition to the Company’s annual ERMC risk assessment, our VP, Information Systems & Solutions and Director, Information Technology brief the Audit Committee on information technology and cybersecurity matters at least annually and provide interim updates to the Audit Committee on such matters on a quarterly basis.

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

Stockholders

As of February 20, 2024, there were approximately 502 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our common stock than record holders.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Not applicable.

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our common stock, the S&P 500, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2018, in each of shares of our common stock, the S&P 500 and the MCSI US REIT Index, and that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

Total Return Performance
220
200
180
160
140
120
100
80
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Broadstone Net Lease
S&P 500
MSCI US REIT Index

	December 31,
	2018	2019	2020	2021	2022	2023
Broadstone Net Lease	100.00	105.25	101.16	134.21	92.93	105.94
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
MSCI US REIT Index	100.00	125.84	116.31	166.39	125.61	142.87

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

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of December 31, 2023, our portfolio includes 796 properties, with 789 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

•
Diversified Portfolio. As of December 31, 2023, our portfolio comprised approximately 38.3 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
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
•
Tenant and Industry Diversification: Our properties are occupied by approximately 220 different commercial tenants who operate 208 different brands that are diversified across 53 differing industries, with no single tenant accounting for more than 4.1% of our ABR.
•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2023, our portfolio was approximately 99.4% leased with an ABR weighted average remaining lease term of approximately 10.5 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.3% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 93.8% of our tenants, based on ABR, provide financial reporting, of which 86.0% are required to provide us with specified financial information on a periodic basis and an additional 7.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

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

Rental Rates

Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2023, leases contributing approximately 97.3% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average minimum increase of 2.0%. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 11.8% of our rent escalators are based on an increase in the CPI over a specified period and 2.7% of our leases are flat leases, meaning they do not provide for rent increases during their terms.

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

Lease Renewals and Occupancy

As of December 31, 2023, the ABR weighted average remaining term of our portfolio was approximately 10.5 years, excluding tenant renewal options, and leases for five properties, or 1.2% of ABR, will expire during 2024. Approximately 3% of the properties in our portfolio are subject to tenant leases without at least one renewal option. Approximately 60.6% of our ABR was derived from leases that will expire after 2030, and no more than 13.6% of our ABR was derived from leases that expire in any single year up to 2030. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our portfolio was 99.4% occupied as of December 31, 2023.

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

Net Lease Terms

Substantially all of our leases are net, pursuant to which our tenant generally is obligated to pay most recurring expenses associated with the leased property including real estate taxes, insurance, maintenance, and repairs. The remaining leases generally require that we pay some property expenses such as real estate taxes, insurance, or certain repairs and maintenance. Additionally, we seek to use master lease structures when possible, pursuant to which we lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. As of December 31, 2023, master leases contributed 69.0% of the ABR associated with multi-site tenants (406 of 675 properties), and 41.5% of our overall ABR (406 of our 796 properties).

Interest Expense

We anticipate that we will continue to incur debt to fund future investment activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. As of December 31, 2023, 99.2% of our debt was fixed, with $30 million of interest rate swap notional maturing in the fourth quarter of 2024. Any changes to our debt structure or debt financing associated with property investments, could materially influence our operating results depending on the terms of any such debt. Our current investment grade credit ratings are ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”), which allow us to take advantage of the lower cost of debt. However, a downgrade in our credit rating, or interest rate change due to governmental monetary and tax policies, domestic and international economic and political conditions, or other factors beyond our control, could also increase the amount of interest we pay under our debt agreements.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 10.5 years as of December 31, 2023. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2023, substantially all of our leases had contractual rent escalations, with an ABR weighted average minimum increase of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual rent escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, we are limited in our same store rental revenue inflation protection.

Our focus on single-tenant, net leases also mitigates the potential impact of fluctuations in the cost of services and maintenance as a result of inflation. For a portion of our portfolio, we have leases that are not fully net, and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance). Inflation and increased costs may have an adverse impact to our tenants and their creditworthiness if the increase in costs are greater than their increase in revenue. Where we cannot implement a net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.

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

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2023, we recognized $31.3 million of impairment due to a change in our long-term hold strategy for four properties.

Results of Operations

Discussion of our Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2022 Compared to Year Ended year ended December 31, 2021.”

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Lease revenues, net

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Revenues:
Contractual rental amounts billed for operating leases	$388,073	$359,317	$28,756	8.0%
Adjustment to recognize contractual operating lease billings on a straight-line basis	27,154	22,353	4,801	21.5%
Write-off of accrued rental income	(4,266)	(1,326)	2,940	> 100.0%
Variable rental amount earned	2,277	1,507	770	51.1%
Earned income from direct financing leases	2,752	2,856	(104)	(3.6)%
Interest income from sales-type leases	58	58	—	—%
Operating expenses billed to tenants	20,363	19,779	584	3.0%
Other income from real estate transactions	7,414	3,069	4,345	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(937)	(100)	(837)	< (100.0)%
Total Lease revenues, net	$442,888	$407,513	$35,375	8.7%
The increase in Lease revenues, net was primarily due to recognizing a full year of rental revenue for all property acquisitions made during 2022 partially offset by the reductions of revenues associated with property dispositions. During the year ended December 31, 2022, we invested $907.2 million, in 87 properties at a weighted average initial cash capitalization rate of 6.4%. During the year ended December 31, 2023, we invested $68.4 million in new property acquisitions and revenue generating capital expenditures at a weighted average initial cash capitalization rate of 7.2%, and we disposed of 14 properties for net proceeds of $195.0 million at a weighted average cash capitalization rate of 6.0%. The increase in lease revenues was additionally due to an increase in lease termination fee income, which we classified as other income from real estate transactions in the table above, associated with the early lease termination and sale of an office property for total proceeds of $39.5 million. The timing and amount of lease termination income varies from period to period.

Operating Expenses

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Operating expenses:
Depreciation and amortization	$158,626	$154,807	$3,819	2.5%
Property and operating expense	22,576	21,773	$803	3.7%
General and administrative	39,425	37,375	$2,050	5.5%
Provision for impairment of investment in rental properties	31,274	5,535	$25,739	> 100.0%
Total operating expenses	$251,901	$219,490	$32,411	14.8%

Depreciation and amortization

The increase in depreciation and amortization during the year ended December 31, 2023 was primarily due to properties acquired in the previous year having a full year’s worth of depreciation in the current year, offset by net dispositions for the year ended December 31, 2023.

General and administrative

The increase in general and administrative expense for the year ended December 31, 2023 was primarily due to increases of stock-based compensation expense associated with an additional annual grant during the first quarter of 2023, payroll expense related to general annual merit adjustments, and transaction-related expenses for investments that did not close during the year. This was partially offset by a decrease in directors and officers insurance expense, associated with the length of time that has elapsed since our initial public offering in 2020.

Provision for impairment of investment in rental properties

During the year ended December 31, 2023, we recognized $31.3 million of impairment on our investments in rental properties, primarily due to a change in our long-term hold strategy on Green Valley Medical Center, compared to $5.5 million of impairment during the year ended December 31, 2022. The following table presents the impairment charges for their respective periods:

	Year Ended December 31,
(in thousands, except number of properties)	2023	2022
Number of properties	4	3
Carrying value prior to impairment charge	$62,720	$12,721
Fair value	31,446	7,186
Impairment charge	$31,274	$5,535

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2023	2022	$	%
Other income (expenses)
Interest income	$512	$44	$468	> 100.0%
Interest expense	(80,053)	(78,652)	1,401	1.78%
Gain on sale of real estate	54,310	15,953	38,357	> 100.0%
Income taxes	(763)	(1,275)	(512)	(40.16)%
Other income (expenses)	(1,681)	5,382	(7,063)	< (100.0)%

Interest expense

The increase in interest expense reflects an increase in our weighted average cost of our United States Dollar (“USD”) Revolving Credit Facility borrowings, our only variable rate debt. At December 31, 2023, the one-month SOFR rate was 5.35%, compared with 4.36% at December 31, 2022. This increase was offset by decreased average outstanding borrowings. Since December 31, 2022, we decreased total outstanding borrowings by $116.0 million, excluding the impacts of foreign exchange remeasurement.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2023, we recognized gains of $54.3 million on the sale of 14 properties, compared to gains of $16.0 million on the sale of eight properties during the year ended December 31, 2022.

Other income (expenses)

The change in other income during the year ended December 31, 2023 was primarily $1.7 million of unrealized foreign exchange loss recognized on the remeasurement of our $100 million CAD Revolving Credit Facility borrowings, compared to a $5.6 million unrealized foreign exchange gain recognized during the year ended December 31, 2022.

Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2023	2022	$	%
Net income	$163,312	$129,475	$33,837	26.1%
Net earnings per diluted share	0.83	0.72	0.11	15.3%

The increase in net income is primarily due to a $38.4 million increase in the gain on sale of real estate, together with revenue growth of $35.4 million. These factors were partially offset by a $25.7 million increase in the provision for impairment of investment in rental properties and a $7.1 million decrease in other income (expenses).

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of December 31, 2023, we had total debt outstanding and Net Debt of $1.9 billion each, and a Leverage Ratio of 5.0x.

Net Debt and Annualized Adjusted EBITDAre are non-GAAP financial measures, and Annualized Adjusted EBITDAre is calculated based upon EBITDA, EBITDAre, and Adjusted EBITDAre, each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and the acquisition of additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital and proceeds from selective property dispositions.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund development opportunities, tenant improvements, and revenue generating capital expenditures. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $214.1 million of expected obligations due throughout 2024, primarily consisting of $118.7 million of commitments to fund investments, $55.9 million of dividends declared, $37.2 million of interest expense due, and $2.3 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our Revolving Credit Facility. As of December 31, 2023, we have $909.6 million of available capacity under our Revolving Credit Facility with sufficient leverage capacity to remain within our targeted leverage profile.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. We did not raise any equity on our ATM Program during the twelve months ended December 31, 2023, and have approximately $145.4 million of available capacity remaining on the ATM Program as of December 31, 2023.

The following table presents information about our ATM Program activity:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021

Number of common shares issued	—	10,471	1,072
Weighted average sale price per share	$—	$21.66	$26.26
Net proceeds	$—	$222,895	$27,300
Gross proceeds	$—	$226,483	$28,100

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Leverage Ratio below 6.0x on a sustained basis.

Unsecured Indebtedness and Capital Markets Activities as of and for the Year Ended December 31, 2023

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at December 31, 2023.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$90,434	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)(c)	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(4,053)
Total unsecured term loans, net	895,947
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,691)
Total senior unsecured notes, net	845,309
Total unsecured debt	$1,831,690
(a)
At December 31, 2023, the balance includes $100 million CAD borrowings remeasured to $75.4 million USD, and was subject to the one-month Canadian Dollar Offered Rate of 5.46%.
(b)
Effective July 1, 2023, the loan converted into a one-month SOFR borrowing concurrent with LIBOR's cessation.
(c)
At December 31, 2023, one-month SOFR was 5.35%.
(d)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Revolving Credit Facility

Our Revolving Credit Facility has a $1.0 billion capacity with a maturity date of March 2026 and contains two six-month extension options, subject to certain conditions, including an extension fee equal to 0.0625%. In addition to United States Dollars (“USD”), borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros or Canadian Dollars (“CAD”) up to an aggregate amount of $500.0 million. Borrowings under the amended credit facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin of 0.85% based on our current credit ratings of ‘BBB’ and ‘Baa2’ from S&P and Moody’s, respectively. In addition, the Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on our credit rating. The applicable facility fee is 0.20% per annum.

2026 Unsecured Term Loan

Borrowings under the 2026 Unsecured Term Loan are subject to interest at variable rates based on one-month adjusted SOFR plus a margin based on our credit rating ranging between 0.85% and 1.65% based on our credit rating.

2027 Unsecured Term Loan and 2029 Unsecured Term Loan

Borrowings under the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan bear interest at variable rates based on one-month adjusted SOFR plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2023, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2023 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility(a)	Mortgages	Term Loans	Senior Notes	Interest Expense(b)	Dividends(c)	Commitments to Fund Investments(d)	Total
2024	$—	$2,260	$—	$—	$37,241	$55,906	$118,728	$214,135
2025	—	20,195	—	—	93,301	—	2,000	115,496
2026	90,434	16,843	400,000	—	96,933	—	—	604,210
2027	—	1,596	200,000	150,000	51,009	—	—	402,605
2028	—	38,278	—	225,000	71,620	—	—	334,898
Thereafter	—	—	300,000	475,000	46,712	—	—	821,712
Total	$90,434	$79,172	$900,000	$850,000	$396,816	$55,906	$120,728	$2,493,056
(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2023. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of December 31, 2023 of $0.285 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures and development opportunities.

At December 31, 2023, investment in rental property of $120.5 million, was pledged as collateral against our mortgages.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the internalization of our management in February 2020. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2023, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on SOFR or CDOR plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of December 31, 2023, we had 32 interest rate swaps outstanding with an aggregate notional amount of $975.4 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

In addition, we own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Cash Flows

Cash and cash equivalents and restricted cash totaled $20.6 million, $60.0 million, and $27.8 million at December 31, 2023, 2022, and 2021, respectively. The table below shows information concerning cash flows for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$271,074	$255,914	$244,937
Net cash provided by (used in) investing activities	24,338	(859,643)	(582,304)
Net cash (used in) provided by financing activities	(334,820)	636,000	254,408
(Decrease) increase in cash and cash equivalents and restricted cash	$(39,408)	$32,271	$(82,959)

The increase in net cash provided by operating activities during the years ended December 31, 2023 and 2022 was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in net cash provided by investing activities during the years ended December 31, 2023 and 2022 was mainly due to increased disposition volume. The increase in net cash used in investing activities in 2022 as compared to 2021 was driven by an increase in investing activities.

The decrease in net cash (used in) provided by financing activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022, mainly reflects a decrease in our total outstanding borrowings in 2023. The increase in net cash provided by financing activities during the year ended December 31, 2022 as compared to the year ended December 31, 2021, mainly reflects an increase in net proceeds from equity and debt offerings in 2022 to fund growth in our real estate portfolio.

Non-GAAP Measures

FFO, Core FFO, and AFFO

We compute Funds From Operations (“FFO”) in accordance with the standards established by the Board of Governors of Nareit, the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to certain previously depreciated real estate assets. FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, gain on insurance recoveries, the change in fair value of our earnout liability, cost of debt extinguishments, unrealized and realized gains or losses on foreign currency transactions, severance and executive transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain non-cash revenues and expenses, including straight-line rents, amortization of lease intangibles, adjustment to provision for credit losses, amortization of debt issuance costs, amortization of net mortgage premiums, (gain) loss on interest rate swaps and other non-cash interest expense, deferred taxes, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income	$163,312	$129,475	$109,528
Real property depreciation and amortization	158,346	154,673	131,999
Gain on sale of real estate	(54,310)	(15,953)	(13,523)
Provision for impairment on investment in rental properties	31,274	5,535	28,208
FFO	$298,622	$273,730	$256,212
Net write-offs of accrued rental income	4,458	1,326	1,938
Lease termination fees	(7,500)	(2,469)	(35,000)
Gain on insurance recoveries	—	(341)	—
Cost of debt extinguishment	3	308	368
Severance and executive transition costs	1,622	401	1,304
Change in fair value of earnout liability	—	—	5,539
Other expenses (income) (a)	1,678	(5,690)	62
Core FFO	$298,883	$267,265	$230,423
Straight-line rent adjustment	(26,736)	(21,900)	(20,304)
Adjustment to provision for credit losses	(10)	(5)	(38)
Amortization of debt issuance costs	3,938	3,692	3,854
Amortization of net mortgage premiums	(78)	(104)	(132)
Loss on interest rate swaps and other non-cash interest expense	1,884	2,514	698
Amortization of lease intangibles	(5,846)	(4,809)	(3,208)
Stock-based compensation	5,972	5,316	4,669
Deferred taxes	(282)	204	—
AFFO	$277,725	$252,173	$215,962
(a)
Amount includes $1.7 million, ($5.6) million, and ($0.1) million of unrealized foreign exchange loss (gain) for the years ended December 31, 2023, 2022, and 2021, respectively, primarily associated with our Canadian dollar denominated Revolver Credit Facility borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2023	2022	2021
Net income	$6,797	$36,773	$32,226
Depreciation and amortization	39,278	45,606	33,476
Interest expense	18,972	23,773	16,997
Income taxes	(268)	105	457
EBITDA	$64,779	$106,257	$83,156
Provision for impairment of investment in rental properties	29,801	—	207
Gain on sale of real estate	(6,270)	(10,625)	(3,732)
EBITDAre	$88,310	$95,632	$79,631
Adjustment for current quarter acquisition activity (a)	153	1,283	2,002
Adjustment for current quarter disposition activity (b)	(156)	(440)	(180)
Adjustment to exclude non-recurring expenses (income) (c)	128	—	—
Adjustment to exclude net write-offs of accrued rental income	4,161	—	—
Adjustment to exclude gain on insurance recoveries	—	(341)	—
Adjustment to exclude realized/unrealized foreign exchange loss	1,453	796	—
Adjustment to exclude cost of debt extinguishments	—	77	—
Adjustment to exclude lease termination fees	—	(1,678)	—
Adjusted EBITDAre	$94,049	$95,329	$81,453
Annualized EBITDAre	$353,240	$382,528	$318,526
Annualized Adjusted EBITDAre	$376,196	$381,316	$325,812
(a)
Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amounts include $0.2 million of employee severance and ($0.1) million of forfeited stock-based compensation for the three months ended December 31, 2023.

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

	As of December 31,
(in thousands)	2023	2022
Debt
Revolving Credit Facility	$90,434	$197,322
Unsecured term loans, net	895,947	894,692
Senior unsecured notes, net	845,309	844,555
Mortgages, net	79,068	86,602
Debt issuance costs	8,848	10,905
Gross Debt	1,919,606	2,034,076
Cash and cash equivalents	(19,494)	(21,789)
Restricted cash	(1,138)	(38,251)
Net Debt	$1,898,974	$1,974,036
Net Debt to Annualized EBITDAre	5.4x	5.2x
Net Debt to Annualized Adjusted EBITDAre	5.0x	5.2x

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

Long-lived Asset Impairment

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value. Significant judgment is made to determine if and when impairment should be taken. Management’s assessment of impairment as of December 31, 2023 was based on the most current information available to management. Certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes our impairment charges resulting primarily from changes in our long-term hold strategy with respect to the individual properties:

	Year Ended December 31,
(in thousands, except number of properties)	2023	2022	2021
Number of properties	4	3	7
Carrying value prior to impairment charge	$62,720	$12,721	$48,604
Fair value	31,446	7,186	20,396
Impairment charge	$31,274	$5,535	$28,208

During the year ended December 31, 2023, we recognized an impairment charge of $26.4 million on a healthcare property due to changes in our tenant’s ability to perform under the lease agreement, leading to a change in management’s long-term hold strategy and desire to sell in the near term. We determined the fair value measurement using a range of significant unobservable inputs, including a third-party appraisal, broker market information, and recent comparable vacant sales transactions. Decreases in the sale price assumptions based on continued marketing of the property could result in additional impairment in the future. Based on the range of fair value estimates, which was the best available information, an additional $9 million of impairment would be recorded if we sold the property at the low end of the range. The remaining impairments recognized during the year ended December 31, 2023 were immaterial.

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

Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2023, our annual goodwill impairment test date, we concluded that goodwill was not impaired.

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

The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. Interest rate swaps are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt and interest rate swaps mature. We attempt to manage interest rate risk by entering into long-term fixed rate debt, entering into interest rate swaps to convert certain variable-rate debt to a fixed rate, and staggering our debt maturities. We have designated the interest rate swaps as cash flow hedges for accounting purposes and they are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 11 in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of December 31, 2023. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt as of approximately $65.9 million as of December 31, 2023.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of December 31, 2023, of which $975.4 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.2 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange Rate Risk

We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. A 10% increase or decrease in the exchange rate between the Canadian dollar and USD would have a corresponding $7.5 million increase or decrease in unrealized foreign currency gain or loss. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived asset impairment —Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of long-lived assets to be held and used for possible impairment involves an initial assessment to determine whether events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its estimated fair value. Significant judgment is made to determine if and when impairment should be taken. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those reflected in the financial statements. If the operating conditions deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

We identified the estimated holding period used in determining the recoverability of long-lived assets as a critical audit matter because of the subjective judgments made by management to determine the holding period for long-lived assets as part of their impairment analysis. This required a higher degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions, given the inherent unpredictability involved in the timing of sales of long-lived assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s expected holding periods included the following, among others:

•
We obtained an understanding and tested the design and operating effectiveness of the Company’s controls to monitor long-lived assets for events or changes in circumstances that indicate that their carrying amounts may not be recoverable due to a change in the expected holding period.
•
We held discussions with the Company’s management and evaluated the reasonableness of management’s assertions regarding the expected holding period of its long-lived assets, more specifically by performing the following:
•
Engaged in discussions with senior management, including legal and asset management, and inspected Board of Director meeting minutes regarding the assumptions utilized in determining the expected holding periods.
•
Evaluated audit evidence (e.g. hindsight analysis) to determine whether it supported or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

Rochester, New York

February 22, 2024

We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Accounted for using the operating method:
Land	$748,529	$768,667
Land improvements	328,746	340,385
Buildings and improvements	3,803,156	3,888,756
Equipment	8,265	10,422
Total accounted for using the operating method	4,888,696	5,008,230
Less accumulated depreciation	(626,597)	(533,965)
Accounted for using the operating method, net	4,262,099	4,474,265
Accounted for using the direct financing method	26,643	27,045
Accounted for using the sales-type method	572	571
Property under development	94,964	—
Investment in rental property, net	4,384,278	4,501,881
Cash and cash equivalents	19,494	21,789
Accrued rental income	152,724	135,666
Tenant and other receivables, net	1,487	1,349
Prepaid expenses and other assets	36,661	64,180
Interest rate swap, assets	46,096	63,390
Goodwill	339,769	339,769
Intangible lease assets, net	288,226	329,585
Total assets	$5,268,735	$5,457,609

Liabilities and equity
Unsecured revolving credit facility	$90,434	$197,322
Mortgages, net	79,068	86,602
Unsecured term loans, net	895,947	894,692
Senior unsecured notes, net	845,309	844,555
Accounts payable and other liabilities	47,534	47,547
Dividends payable	56,869	54,460
Accrued interest payable	5,702	7,071
Intangible lease liabilities, net	53,531	62,855
Total liabilities	2,074,394	2,195,104

Commitments and contingencies (Note 19)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 187,614 and 186,114 shares issued and outstanding at December 31, 2023 and 2022, respectively	47	47
Additional paid-in capital	3,440,639	3,419,395
Cumulative distributions in excess of retained earnings	(440,731)	(386,049)
Accumulated other comprehensive income	49,286	59,525
Total Broadstone Net Lease, Inc. equity	3,049,241	3,092,918
Non-controlling interests	145,100	169,587
Total equity	3,194,341	3,262,505
Total liabilities and equity	$5,268,735	$5,457,609

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenues
Lease revenues, net	$442,888	$407,513	$382,876

Operating expenses
Depreciation and amortization	158,626	154,807	132,096
Property and operating expense	22,576	21,773	18,459
General and administrative	39,425	37,375	36,366
Provision for impairment of investment in rental properties	31,274	5,535	28,208
Total operating expenses	251,901	219,490	215,129

Other income (expenses)
Interest income	512	44	17
Interest expense	(80,053)	(78,652)	(64,146)
Gain on sale of real estate	54,310	15,953	13,523
Income taxes	(763)	(1,275)	(1,644)
Change in fair value of earnout liability	—	—	(5,539)
Other (expenses) income	(1,681)	5,382	(430)
Net income	163,312	129,475	109,528
Net income attributable to non-controlling interests	(7,834)	(7,360)	(7,102)
Net income attributable to Broadstone Net Lease, Inc.	$155,478	$122,115	$102,426

Weighted average number of common shares outstanding
Basic	186,617	169,840	153,057
Diluted	196,315	180,201	163,970
Net earnings per share attributable to common stockholders
Basic and Diluted	$0.83	$0.72	$0.67

Comprehensive income
Net income	$163,312	$129,475	$109,528
Other comprehensive income
Change in fair value of interest rate swaps	(17,293)	90,560	39,353
Realized loss on interest rate swaps	1,883	2,514	698
Comprehensive income	147,902	222,549	149,579
Comprehensive income attributable to non-controlling interests	(7,070)	(12,700)	(9,831)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$140,832	$209,849	$139,748

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Equity

(in thousands, except per share amounts)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2021	$27	$9	$2,624,997	$(259,673)	$(66,255)	$179,976	$2,479,081
Net income	—	—	—	102,426	—	7,102	109,528
Issuance of 13,910 shares of common stock	4	—	293,728	—	—	—	293,732
Issuance of 1,859 OP Units	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(12,290)	—	—	—	(12,290)
Stock-based compensation, net of seven shares of restricted stock forfeited	—	—	4,668	—	—	—	4,668
Retirement of 64 shares of common stock under equity incentive plan	—	—	(1,215)	—	—	—	(1,215)
Conversion of 37,000 Class A common stock to 37,000 shares of common stock	9	(9)	—	—	—	—	—
Conversion of 886 OP Units to 886 shares of common stock	—	—	14,206	—	—	(14,206)	—
Conversion of 2,049 OP Units to 2,049 shares of common stock with a related party	1	—	32,761	—	—	(32,762)	—
Distributions declared ($1.025 per share and OP Unit)	—	—	—	(161,229)	—	(11,188)	(172,417)
Change in fair value of interest rate swap agreements	—	—	—	—	36,664	2,689	39,353
Realized loss on interest rate swap agreements	—	—	—	—	658	40	698
Adjustment to non-controlling interests	—	—	(32,687)	—	492	32,195	—
Balance, December 31, 2021	41	—	2,924,168	(318,476)	(28,441)	163,846	2,741,138
Net income	—	—	—	122,115	—	7,360	129,475
Issuance of 23,682 shares of common stock	6	—	503,442	—	—	—	503,448
Offering costs, discounts, and commissions	—	—	(7,575)	—	—	—	(7,575)
Stock-based compensation, net of ten shares of restricted stock forfeited	—	—	5,316	—	—	—	5,316
Retirement of 59 shares of common stock under equity incentive plan	—	—	(1,301)	—	—	—	(1,301)
Conversion of 118 OP Units to 118 shares of common stock	—	—	1,926	—	—	(1,926)	—
Distributions declared ($1.080 per share and OP Unit)	—	—	—	(189,688)	—	(11,382)	(201,070)
Change in fair value of interest rate swap agreements	—	—	—	—	85,363	5,197	90,560
Realized loss on interest rate swap agreements	—	—	—	—	2,371	143	2,514
Adjustment to non-controlling interests	—	—	(6,581)	—	232	6,349	—
Balance, December 31, 2022	47	—	3,419,395	(386,049)	59,525	169,587	3,262,505
Net income	—	—	—	155,478	—	7,834	163,312
Issuance of 312 shares of common stock under equity incentive plan	—	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	—	(237)	—	—	—	(237)
Stock-based compensation, net of 23 shares of restricted stock forfeited	—	—	6,359	—	—	—	6,359
Retirement of 66 shares of common stock under equity incentive plan	—	—	(1,175)	—	—	—	(1,175)
Conversion of 1,277 OP Units to 1,277 shares of common stock	—	—	21,235	—	—	(21,235)	—
Distributions declared ($1.120 per share and OP Unit)	—	—	—	(210,160)	—	(10,853)	(221,013)
Change in fair value of interest rate swap agreements	—	—	—	—	(16,439)	(854)	(17,293)
Realized loss on interest rate swap agreements	—	—	—	—	1,793	90	1,883
Adjustment to non-controlling interests	—	—	(4,938)	—	4,407	531	—
Balance, December 31, 2023	$47	$—	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$163,312	$129,475	$109,528
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	152,781	149,998	128,888
Provision for impairment of investment in rental properties	31,274	5,535	28,208
Amortization of debt issuance costs and original issuance discounts charged to interest expense	3,860	3,588	3,721
Stock-based compensation expense	6,359	5,316	4,669
Straight-line rent, direct financing and sales-type lease adjustments	(22,278)	(20,494)	(18,362)
Gain on sale of real estate	(54,310)	(15,953)	(13,523)
Change in fair value of earnout liability	—	—	5,539
Cash paid for earnout liability	—	—	(6,440)
Settlement of interest rate swaps	—	—	(5,580)
Other non-cash items	(757)	(1,858)	1,822
Changes in assets and liabilities:
Tenant and other receivables	780	659	776
Prepaid expenses and other assets	(352)	199	350
Accounts payable and other liabilities	(8,226)	(1,149)	2,891
Accrued interest payable	(1,369)	598	2,450
Net cash provided by operating activities	271,074	255,914	244,937

Investing activities
Acquisition of rental property	(27,738)	(884,770)	(665,030)
Investment in property under development including capitalized interest of $1,469 in 2023 and $0 in 2022 and 2021	(96,756)	—	—
Capital expenditures and improvements	(46,252)	(31,374)	(1,598)
Proceeds from disposition of rental property, net	194,959	56,438	83,812
Change in deposits on investments in rental property	125	63	512
Net cash provided by (used in) investing activities	24,338	(859,643)	(582,304)

Financing activities
Proceeds from issuance of common stock, net of $180, $7,492 and $12,270 of offering costs, discounts, and commissions in 2023, 2022 and 2021, respectively	(180)	495,566	280,356
Borrowings on mortgages, senior unsecured notes and unsecured term loans	—	500,000	381,810
Principal payments on mortgages and unsecured term loans	(7,503)	(260,303)	(332,874)
Borrowings on unsecured revolving credit facility	215,500	900,283	356,600
Repayments on unsecured revolving credit facility	(324,000)	(800,000)	(254,600)
Cash distributions paid to stockholders	(207,522)	(181,224)	(154,459)
Cash distributions paid to non-controlling interests	(11,115)	(11,312)	(11,302)
Cash paid for earnout liability	—	—	(6,608)
Debt issuance and extinguishment costs paid	—	(7,010)	(4,515)
Net cash (used in) provided by financing activities	(334,820)	636,000	254,408
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,408)	32,271	(82,959)
Cash and cash equivalents and restricted cash at beginning of period	60,040	27,769	110,728
Cash and cash equivalents and restricted cash at end of period	$20,632	$60,040	$27,769

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$21,789	$21,669	$100,486
Restricted cash at beginning of period	38,251	6,100	10,242
Cash and cash equivalents and restricted cash at beginning of period	$60,040	$27,769	$110,728

Cash and cash equivalents at end of period	$19,494	$21,789	$21,669
Restricted cash at end of period	1,138	38,251	6,100
Cash and cash equivalents and restricted cash at end of period	$20,632	$60,040	$27,769

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023, 2022, and 2021

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units or non-controlling interests. As the Corporation conducts substantially all of its operations through the OP, it is structured as what is referred to as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation’s common stock is listed on the New York Stock Exchange under the symbol “BNL.” The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.”

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, healthcare, restaurant, retail, and office commercial properties under long-term lease agreements. At December 31, 2023, the Company owned a diversified portfolio of 796 individual commercial properties with 789 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	December 31, 2023			December 31, 2022			December 31, 2021
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	187,614	8,928	196,542	186,114	10,205	196,319	162,383	10,323	172,706
Percent Ownership of OP	95.5%	4.5%	100.0%	94.8%	5.2%	100.0%	94.0%	6.0%	100.0%

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the allocation of purchase price between tangible and intangible assets acquired and liabilities assumed, the fair value of long-lived assets and goodwill utilized in impairment assessments, the depreciable lives of rental property, the amortizable lives of intangible assets and liabilities, the probability of collecting outstanding and future lease payments, the fair value of the earnout liability, and the fair value of the Company’s interest rate swap agreements. Accordingly, actual results may differ from those estimates.

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

Acquired above-market and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the differences between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates at the time of acquisition. The capitalized above-market and below-market lease values are amortized as adjustments to lease revenue over the remaining term of the respective leases.

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

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development in the accompanying Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once completed, the property under development is placed in service and depreciation commences. For the year ended December 31, 2023, the Company funded $96.8 million of costs related to two properties under development, inclusive of $1.5 million of capitalized interest.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2023, 2022, and 2021, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

Inputs used in establishing fair value for impaired real estate assets generally fall within Level 3 of the fair value hierarchy, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs is current market conditions, as derived through the use of published commercial real estate market information and information obtained from brokers and other third party sources. The Company determines the valuation of impaired assets using generally accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations, and bona fide purchase offers received from third parties. Management may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company's long-term hold strategy with respect to the individual properties:

	For the Year Ended December 31,
(in thousands, except number of properties)	2023	2022	2021
Number of properties	4	3	7
Impairment charge	$31,274	$5,535	$28,208

During the year ended December 31, 2023, we recognized an impairment charge of $26.4 million on a healthcare property with a remaining carrying value of $24.4 million, which declined due to changes in our tenant’s ability to perform under the lease agreement, leading to a change in management’s long-term hold strategy and desire to sell in the near term. The fair value measurement was determined using a range of significant unobservable inputs, including a third-party appraisal, broker market information, and recent comparable vacant sales transactions. Decreases in the sale price assumptions based on continued marketing of the property could result in additional impairment in the future. The remaining impairments recognized during the year ended December 31, 2023 were immaterial.

Impairments recognized during the year ended December 31, 2022 were immaterial.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately in the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2023 and 2022, the Company did not have any properties that met the held for sale criteria.

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

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2023, 2022, and 2021, the Company did not have property dispositions that qualified as discontinued operations.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Land improvements	15 years
Buildings and improvements	15 to 39 years
Equipment	7 years

Leasing Fees

Leasing fees represent costs incurred to lease properties to tenants and are capitalized as they are incremental costs of a lease that would not have been incurred if the lease had not been obtained. Leasing fees are amortized using the straight-line method over the term of the lease to which they relate, which range from 3 to 25 years.

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

	December 31,
(in thousands)	2023	2022
Escrow funds and other	$1,138	$4,812
1031 exchange proceeds	—	33,439
	$1,138	$38,251

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

Revenue recognition methods for operating leases, direct financing leases, and sales-type leases are described below:

Rental property accounted for under operating leases – Revenue is recognized as rents are earned on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations and collectability of the lease payments is probable, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as Accrued rental income in the Consolidated Balance Sheets. If the Company determines that collectability of the lease payments is not probable, the Company records an adjustment to Lease revenues, net to reduce cumulative income recognized since lease commencement to the amount of cash collected from the lessee (i.e., write off of accrued rental income). Future revenue recognition is limited to amounts paid by the lessee.

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

Certain of the Company’s lease contracts contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (e.g., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to separate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as Lease revenues, net in the accompanying Consolidated Statements of Income and Comprehensive Income.

In accordance with ASC 842, provisions for uncollectible rent are recorded as an offset to Lease revenues, net in the accompanying Consolidated Statements of Income and Comprehensive Income.

Lease Termination Fee Income

The Company recognizes lease termination fee income as other income from real estate transactions, a component of Lease revenues, net, when all conditions of the termination agreement have been met, and collection of the lease termination fee is probable. If the tenant immediately vacates the property upon satisfying the conditions of the termination agreement, the Company recognizes the lease termination fee income net of the write off of accrued rental income associated with the lease immediately. If the tenant continues to occupy the property, the Company treats the termination as a lease modification, and recognizes the lease termination fee income on a straight-line basis over the new lease term. Lease termination fee income is recorded as other income from real estate transactions, a component of Lease revenues, net, in the Consolidated Statements of Income and Comprehensive Income.

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

The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity inclusive of our consideration of a control premium, if necessary, which includes an analysis of similar market transactions and other quantitative and qualitative factors. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2023 and 2022, the Company concluded that goodwill was not impaired, and that the fair value of its reporting unit was substantially in excess of carrying value.

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Consolidated Balance Sheets. Rent received in advance consisted of the following:

	December 31,
(in thousands)	2023	2022
Rent received in advance	$14,776	$18,783

Debt Issuance Costs

In accordance with ASC 835, Interest, debt issuance costs related to mortgages, unsecured term loans and senior unsecured notes are reported as a direct deduction from the carrying amount of the related liability, consistent with debt discounts, in the Consolidated Balance Sheets. Debt issuance costs associated with the unsecured revolving credit facility are reported as an asset in the Consolidated Balance Sheets.

Debt issuance costs incurred in connection with the Company’s unsecured revolving credit facility, mortgages, unsecured term loans and senior unsecured notes have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method.

Offering Costs

In connection with equity offerings, the Company incurs and capitalizes certain direct, incremental legal, professional, accounting and other third-party costs. Such costs are offset against the gross proceeds of each equity offering, and recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets upon the consummation of the offering. See Note 14 for further discussion of net proceeds associated with equity offerings.

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

Earnout Liability

The Company’s earnout liability was payable in four tranches, in a combination of cash, common shares, and OP Units, in the same proportion as the initial consideration paid in the Company’s internalization (see Note 4). During the year ended December 31, 2021, the portion of the earnout to be paid in cash was classified as a liability in the Consolidated Balance Sheets. The fair value of the earnout liability was remeasured each reporting period, with changes recorded as Change in fair value of earnout liability in the Consolidated Statements of Income and Comprehensive Income.

The Company achieved all four milestones applicable to the earnout thereby triggering the payout of all earnout tranches during the year ended December 31, 2021, and therefore no remaining earnout liability existed on, or after, December 31, 2021.

Non-controlling Interests

Non-controlling interests represents the membership interests held in the OP of 4.5%, 5.2%, and 6.0% at December 31, 2023, 2022, and 2021, respectively, by third parties which are accounted for as a separate component of equity.

The Company adjusts the carrying value of non-controlling interests to reflect their share of the book value of the OP. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Consolidated Statements of Equity.

Derivative Instruments

The Company uses interest rate swap agreements to manage risks related to interest rate movements. The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. ASC 815, Derivatives and Hedging (“ASC 815”), requires a company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. In accordance with ASC 815, the gain or loss on the qualifying hedges is initially included as a component of other comprehensive income or loss and is subsequently reclassified into earnings when interest payments (the forecasted transactions) on the related debt are incurred and as the swap net settlements occur.

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

Under the terms of the lease agreements with tenants, in the case of full or partial loss to a property, the tenant has an obligation to restore/rebuild the premises as nearly as possible to its value, condition and character immediately prior to such event. To mitigate the risk of loss, the Company requires tenants to maintain general liability insurance policies on the replacement value of the properties. Based on these considerations, the Company follows the guidance in ASC 610-30, Other Income – Gains and Losses on Involuntary Conversions (“ASC 610-30”), for the conversion of nonmonetary assets (i.e., the properties) to monetary assets (i.e., insurance recoveries or tenant recoveries). Under ASC 610-30, once probable of receipt, the Company recognizes an insurance/tenant recovery receivable in Tenant and other receivables, net, in the Consolidated Balance Sheets, with a corresponding offset to the accelerated depreciation recognized in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is less than the amount of accelerated depreciation recognized, the Company will recognize a net loss in the Consolidated Statements of Income and Comprehensive Income. If the insurance/tenant recovery is greater than the amount of accelerated depreciation recognized, the Company will only recognize a recovery up to the amount of the accelerated depreciation, and will account for the excess as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when non-refundable cash advances are received.

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

Fair Value Measurements

ASC 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

The Company has estimated that the carrying amount reported in the Consolidated Balance Sheets for Cash and cash equivalents, Prepaid expenses and other assets, Tenant and other receivables, net, Accrued interest payable, Accounts payable and other liabilities, and Dividends payable approximates their fair values due to their short-term nature.

Recurring Fair Value Measurements

Interest Rate Swap Assets and Liabilities – The Company measures and records its interest rate swap instruments (see Note 11) and earnout liability at fair value, and discloses the fair value of its long-term debt, on a recurring basis.

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

Earnout Liability – In connection with the Company’s internalization, the Company recognized an earnout liability that was due and payable to the former owners of the Company’s former asset manager if certain milestones were achieved during specified periods of time following the closing (the “Earnout Periods”). Under the terms of the agreement, the milestones related to either (a) the 40-day dollar volume-weighted average price of a share of the Company’s common stock (“VWAP per REIT Share”), following the completion of an IPO of the Company’s common stock, or (b) the Company’s AFFO per share, prior to the completion of an IPO.

The Company utilized third-party valuation experts to assist in estimating the fair value of the earnout liability, and developed estimates by considering weighted-average probabilities of likely outcomes, and using a Monte Carlo simulation and discounted cash flow analysis. The change in fair value of the earnout liability recognized during the year ended December 31, 2021 related to the Company achieving all four VWAP milestones thereby triggering the payout of all earnout tranches during the year ended December 31, 2021.

The following table presents a reconciliation of the change in the earnout liability:

(in thousands)	For the Year Ended December 31, 2021
Beginning balance	$7,509
Change in fair value subsequent to internalization	5,539
Payout of tranches earned	(13,048)
Ending balance	$—

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 11):

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,096	$—	$46,096	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$63,390	$—	$63,390	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 9), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, applicable London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

	December 31,
(in thousands)	2023	2022
Carrying amount	$1,919,607	$2,034,076
Fair value	1,761,177	1,841,381

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at December 31, 2023 and 2022, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2023, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2020 through 2022 tax years.

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

The Company has determined that it has no uncertain tax positions as of December 31, 2023 and 2022.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2023	2022
Right-of-use assets	Prepaid expenses and other assets	$8,476	$3,200
Lease liabilities	Accounts payable and other liabilities	8,256	2,772

The Company’s right-of-use assets and lease liabilities primarily consist of a ten year lease for the Company’s corporate office space that was executed in October 2022 and commenced on October 1, 2023. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability.

Rental Expense

Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying December 31, 2023 and 2022 Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable.

Rental expense, which primarily consists of office space, is included in both General and administrative and Property and operating expense line items in the accompanying Consolidated Statements of Income and Comprehensive Income as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Rental expense	$1,189	$964	$834

Stock-Based Compensation

The Company has issued restricted stock awards (“RSAs”) and performance-based restricted stock units (“PRSUs”) under its 2020 Omnibus Equity and Incentive Plan (the “Equity Incentive Plan”). The Company accounts for stock-based incentives in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on the award’s estimated grant date fair value. The value of such awards is recognized as compensation expense in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income over the appropriate vesting period on a straight-line basis or at the cumulative amount vested at each balance sheet date, if greater. The Company records forfeitures during the period in which they occur by reversing all previously recorded stock compensation expense associated with the forfeited shares. Dividends declared on RSAs issued under the Equity Incentive Plan are recorded as Cumulative distributions in excess of retained earnings in the Consolidated Balance Sheets. Accumulated dividends related to forfeited RSAs are reversed through compensation expense in the period the forfeiture occurs. Dividends accrued on the PRSUs are recorded as Cumulative distributions in excess of retained earnings in the Consolidated Balance Sheets. Accumulated dividends accrued related to forfeited PRSUs are reversed in the period the forfeiture occurs.

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

Recently Adopted Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 codifies disclosure requirements related to various ASUs related to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which was implemented by the Company in 2018 when it became effective. There are no new or additional requirements applicable to the Company as part of ASU 2023-06, and consequently this has no impact to the Company’s financial statements or disclosures.

Other Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding segment expenses and other items on an interim and annual basis. The amendments in ASU 2023-07 are effective for the Company beginning January 1, 2024. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s financial statements.

Reclassifications

The Company reclassified Debt issuance costs - unsecured revolving credit facility, net of $6.0 million and Leasing fees, net of $8.5 million to Prepaid expenses and other assets in the Consolidated Balance Sheets at December 31, 2022 to conform with the current period presentation. Additionally, the Company reclassified $0.3 and $0.4 million of Cost of debt extinguishment to Other (expenses) income in the Consolidated Statements of Income and Comprehensive Income and to Other non-cash items in the Consolidated Statements of Cash Flows for the years ended December 31, 2022, and 2021, respectively.

3. Related-Party Transactions

Prior to the Company’s internalization on February 7, 2020, the former asset manager, a related party in which certain directors of the Corporation had either a direct or indirect ownership interest, and its wholly-owned subsidiary were considered to be related parties.

Earnout Consideration

In connection with the Company’s internalization, the Company incurred a contingent obligation that would be payable to certain members of the Company’s Board of Directors and employees who had previously been owners and/or employees of the former asset manager, upon the occurrence of certain events (see Note 4). During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock, 1,859,257 OP Units and made cash payments of $13.0 million to these related parties (see Note 4).

Conversion of OP Units to Common Stock

During the year ended December 31, 2021, in non-cash transactions (see Note 18), the Company converted 2,049,439 OP Units held by an affiliated third party to 2,049,439 shares of common stock, respectively, at a total conversion value of $32.8 million. There were no conversions of OP Units held by a related party during the years ended December 31, 2023, and 2022. See further discussion in Notes 12 and 14.

4. Internalization

In accordance with the Company’s internalization, the Company was required to pay additional earnout consideration of up to $75.0 million payable in four tranches of $10.0 million, $15.0 million, $25.0 million, and $25.0 million if certain milestones related to the 40-day VWAP per REIT Share were achieved. The consideration consisted of a combination of cash, shares of the Company’s common stock, and OP Units, based on the same proportions paid in the base consideration.

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
(a)
Cash payments include amounts earned for dividends.

5. Acquisitions of Rental Property

The Company closed on the following acquisitions during the year ended December 31, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(a)
May 25, 2023	Industrial	1	9,952
July 11, 2023	Restaurant	1	460	(b)
November 14, 2023	Restaurant	1	1,963	(c)
		7	$45,328	(d)
(a)
Acquisition of land to be developed in connection with a $204.8 million build-to-suit transaction expected to fund in multiple draws through October 2024 (see Note 2).
(b)
Acquisition of land developed in connection with a $1.7 million build-to-suit transaction completed in October 2023 (see Note 2).
(c)
Acquisition price includes consideration payable of $0.3 million.
(d)
Acquisition price excludes capitalized acquisition costs of $3.1 million.

The Company closed on the following acquisitions during the year ended December 31, 2022:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 7, 2022	Retail	2	$2,573
February 10, 2022	Industrial	1	21,733
February 15, 2022	Retail	1	1,341
February 28, 2022	Industrial	1	5,678
March 4, 2022	Retail	6	79,061
March 31, 2022	Restaurant	16	99,587
April 12, 2022	Retail	1	1,680
April 12, 2022	Industrial	1	7,522
April 13, 2022	Industrial	1	16,250
April 19, 2022	Retail	1	1,780
May 16, 2022	Retail	1	2,264
June 7, 2022	Retail	1	11,510
June 13, 2022	Retail	1	1,638
June 15, 2022	Retail	1	1,884
June 21, 2022	Industrial	5	78,500
June 29, 2022	Healthcare	1	12,467
June 30, 2022	Industrial	1	29,500
July 1, 2022	Retail	2	3,052
July 7, 2022	Retail	1	2,171
July 8, 2022	Industrial	11	75,000
August 25, 2022	Healthcare	1	9,219
August 26, 2022	Industrial	4	44,000
September 6, 2022	Retail	1	1,411
September 28, 2022	Industrial	4	56,250
September 29, 2022	Restaurant	3	12,823
October 12, 2022	Industrial / Office	7	235,000
October 12, 2022	Retail	1	1,743
October 17, 2022	Retail	2	6,000
October 19, 2022	Retail	1	1,743
November 2, 2022	Industrial	4	38,650
November 4, 2022	Retail	1	5,645
November 10, 2022	Industrial	1	10,758
		86	$878,433	(e)

(e)
Acquisition price excludes capitalized acquisition costs of $6.4 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Land	$2,975	$126,865	$114,296
Land improvements	2,817	47,513	29,298
Buildings and improvements	19,913	649,195	469,113
Property under development	20,315	—	—
Acquired in-place leases (f)	2,561	69,609	51,956
Acquired above-market leases (g)	—	—	211
Acquired below-market leases (h)	(166)	(279)	—
Right-of-use asset	—	—	663
Lease liability	—	—	(481)
Non-real estate liabilities assumed	—	(8,051)	—
	$48,415	$884,852	$665,056

(f)
The weighted average amortization period for acquired in-place leases is 16 years, 20 years, and 16 years for acquisitions completed during the years ended December 31, 2023, 2022, and 2021, respectively.
(g)
The weighted average amortization period for acquired above-market leases is 10 years for acquisitions completed during the year ended December 31, 2021. There were no above-market leases acquired during the years ended December 31, 2023 and 2022.
(h)
The weighted average amortization period for acquired below-market leases is 20 years and 14 years for acquisitions completed during the years ended December 31, 2023 and 2022, respectively. There were no below-market leases acquired during the year ended December 31, 2021.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the years ended December 31, 2023, 2022, and 2021, qualified as asset acquisitions and, as such, acquisition costs have been capitalized.

6. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2023	2022	2021
Number of properties disposed	14	8	31
Aggregate sale price	$200,072	$58,024	$87,730
Aggregate carrying value	(140,649)	(40,485)	(70,289)
Additional sales expenses	(5,113)	(1,586)	(3,918)
Gain on sale of real estate	$54,310	$15,953	$13,523

7. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, healthcare, restaurant, retail, and office property types. At December 31, 2023, the Company had 796 real estate properties, 784 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease (see Revenue Recognition within Note 2). Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation	$123,859	$114,583	$99,143

Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2023 are as follows:

(in thousands)
2024	$394,031
2025	406,874
2026	402,291
2027	385,379
2028	369,418
Thereafter	2,982,604
$4,940,597

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

	December 31,
(in thousands)	2023	2022
Undiscounted estimated lease payments to be received	$35,155	$38,268
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(22,944)	(25,645)
Reserve for credit losses	(115)	(125)
Net investment in direct financing leases	$26,643	$27,045

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2023 are as follows:

(in thousands)
2024	$3,171
2025	3,285
2026	3,357
2027	3,426
2028	3,496
Thereafter	18,420
$35,155

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Contractual rental amounts billed for operating leases	$388,073	$359,317	$308,624
Adjustment to recognize contractual operating lease billings on a straight-line basis	27,154	22,353	19,847
Net write-offs of accrued rental income	(4,266)	(1,326)	(442)
Variable rental amounts earned	2,277	1,507	768
Earned income from direct financing leases	2,752	2,856	2,909
Interest income from sales-type leases	58	58	58
Operating expenses billed to tenants	20,363	19,779	17,462
Other income from real estate transactions (a)	7,414	3,069	33,549
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(937)	(100)	101
Total lease revenues, net	$442,888	$407,513	$382,876

(a)
Other income from real estate transactions includes $7.5 million, $2.5 million, and $33.5 million of lease termination fee income for the years ended December 31, 2023, 2022, and 2021, respectively.

8. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

	December 31,
(in thousands)	2023	2022
Lease intangibles:
Acquired above-market leases	$44,711	$45,740
Less accumulated amortization	(20,312)	(18,436)
Acquired above-market leases, net	24,399	27,304
Acquired in-place leases	416,206	436,401
Less accumulated amortization	(152,379)	(134,120)
Acquired in-place leases, net	263,827	302,281
Total intangible lease assets, net	$288,226	$329,585
Acquired below-market leases	$98,535	$105,059
Less accumulated amortization	(45,004)	(42,204)
Intangible lease liabilities, net	$53,531	$62,855
Leasing fees	$18,117	$14,430
Less accumulated amortization	(6,426)	(5,924)
Leasing fees, net	$11,691	$8,506

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2023	2022	2021
Acquired in-place leases and leasing fees	Depreciation and amortization	$34,487	$40,090	$32,857
Above-market and below-market leases	Lease revenues, net	5,859	4,822	3,264

For the years ended December 31, 2023, 2022 and 2021, amortization of all intangible assets and liabilities includes $0.9 million, $8.5 million, and $3.8 million, respectively, of accelerated amortization resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at December 31, 2023 is as follows:

(in thousands)
2024	$26,502
2025	25,458
2026	24,296
2027	22,574
2028	20,695
Thereafter	126,861
$246,386

9. Unsecured Credit Agreements

Unsecured Revolving Credit Agreements

Unsecured Revolving Credit Facility

On September 4, 2020, the Company entered into a $900.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent. The Company closed the Revolving Credit Facility on September 21, 2020. The Revolving Credit Facility includes an accordion feature to increase the aggregate facility size from $900.0 million to $2.0 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Company has the option to extend the term of the Revolving Credit Facility twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. On January 28, 2022, the Company amended and restated the Revolving Credit Facility to increase the available borrowings to $1.0 billion and extend the maturity date to March 31, 2026. In addition to United States Dollars (“USD”), borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros or Canadian Dollars (“CAD”) up to an aggregate amount of $500.0 million. Prior to the amendment, borrowings under the Revolving Credit Facility were subject to interest at variable rates based on LIBOR plus a margin based on the Company’s current credit rating ranging between 0.825% to 1.550% per annum. Borrowings under the amended Revolving Credit Facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company’s credit rating, ranging between 0.725% and 1.400%. All other terms and conditions of the Revolving Credit Facility remained materially the same as those in effect prior to this amendment. The amended Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on the Company’s credit rating, ranging between 0.125% and 0.300%. The applicable facility fee is 0.200% per annum.

Unsecured Term Loan Agreements

2022 Unsecured Term Loan

On February 7, 2020, the Company entered into a $60.0 million term loan (the “2022 Unsecured Term Loan”) with JP Morgan Chase, N.A. as administrative agent. The 2022 Unsecured Term Loan was fully funded at closing and used to repay a portion of the debt assumed by the Company as part of the Company’s internalization. Borrowings under the 2022 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin based upon the Company’s credit rating, ranging between 0.85% and 1.65% per annum. The 2022 Unsecured Term Loan was paid in full in February 2022 with borrowings from the Revolving Credit Facility.

2024 Unsecured Term Loan

Borrowings under the 2024 unsecured term loan of $190.0 million bore interest at variable rates based on LIBOR plus a margin based on the Company’s credit rating ranging between 0.85% and 1.65% per annum. The loan was paid in full in August 2022 with borrowings from the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan (defined below).

2026 Unsecured Term Loan

On February 27, 2019, the Company entered into a $450.0 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550.0 million borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Company’s credit rating through March 12, 2021. On March 12, 2021, the Company amended the 2026 Unsecured Term Loan and made a $50.0 million paydown on the loan. The amendment reduced the margin on variable interest rate borrowings to a range between 0.85% and 1.65% per annum based on the Company’s credit rating. All other terms and conditions of the 2026 Unsecured Term Loan remained materially the same as those in effect prior to this amendment. Effective July 1, 2023, the Company amended the 2026 Unsecured Term Loan to transition to SOFR upon the cessation of LIBOR. Interest on borrowings bear interest at one-month SOFR plus a margin between 0.85% and 1.65% per annum based on the Company’s credit rating. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding.

2027 and 2029 Unsecured Term Loans

On August 1, 2022, the Company entered into two unsecured term loans, including a $200.0 million, five-year unsecured term loan (the “2027 Unsecured Term Loan”), and a $300.0 million, seven-year unsecured term loan (the “2029 Unsecured Term Loan”) both with Regions Bank as administrative agent. Borrowings on the term loans bear interest at variable rates based on adjusted SOFR, plus a margin based on the Company’s credit rating, ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan.

Senior Unsecured Notes

2027 Senior Unsecured Notes - Series A

On April 18, 2017, the Company issued $150.0 million of unsecured, fixed-rate, interest-only guaranteed senior promissory notes (the “2027 Senior Unsecured Notes - Series A”). The 2027 Senior Unsecured Notes - Series A were issued at par, and bear interest at a rate of 4.84%.

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

2031 Senior Unsecured Public Notes

On September 15, 2021, the Company completed a public offering of $375.0 million in aggregate principal amount of 2.60% senior unsecured notes due in 2031 (the “2031 Senior Unsecured Public Notes”), issued at 99.816% of the principal amount. The 2031 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of September 15, 2031, unless earlier redeemed. The 2031 Senior Unsecured Public Notes were issued by the OP and are fully and unconditionally guaranteed by the Company.

Covenants on Unsecured Credit Agreements

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of December 31, 2023, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

The following table summarizes the Company’s unsecured credit agreements:

	December 31,
	2023	2022	Interest	Maturity
(in thousands, except interest rates)	Outstanding Balance		Rate	Date
Revolving Credit Facility	$90,434	$197,322	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)(c)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(4,053)	(5,308)
Total unsecured term loans, net	895,947	894,692
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,691)	(5,445)
Total senior unsecured notes, net	845,309	844,555
Total unsecured debt, net	$1,831,690	$1,936,569
(a)
At December 31, 2023 and 2022, a balance of $15.0 million and $123.5 million was subject to the one-month SOFR of 5.35% and 4.36%, respectively. The remaining balances of $100 million CAD borrowings were remeasured to $75.4 million USD and $73.8 million USD at December 31, 2023 and 2022, respectively, and were subject to the one-month CDOR of 5.46% and 4.74%, respectively.
(b)
At December 31, 2023, one-month SOFR was 5.35%. At December 31, 2022, the applicable interest rate was one-month LIBOR of 4.39% plus 1.00%.
(c)
At December 31, 2023 and 2022, one-month SOFR was 5.35% and 4.36%, respectively.
(d)
The Company’s Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At December 31, 2023, the weighted average interest rate on all outstanding borrowings, exclusive of interest rate swap agreements was 5.33%. At December 31, 2023, the weighted average interest rate on all outstanding borrowings, inclusive of interest rate swap agreements was 3.73%.

For the years ended December 31, 2022, and 2021, the Company incurred debt issuance costs of $7.0 million, and $5.0 million, respectively, associated with financing activities. The Company did not incur any debt issuance costs for the year ended December 31, 2023.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Debt issuance costs and original issuance discount amortization	$3,938	$3,692	$3,854

10. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2023	2022
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$44,207	$45,516	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	18,725	19,150	(a) (b) (c) (d)
PNC Bank	Oct-16	Nov-26	3.62%	16,241	16,675	(b) (c)
Aegon	Apr-12	Oct-23	6.38%	—	5,413	(b) (d)
Total mortgages				79,173	86,754
Debt issuance costs, net				(105)	(152)
Mortgages, net				$79,068	$86,602
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At December 31, 2023, investment in rental property of $120.5 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 9) at December 31, 2023, are as follows:

(in thousands)
2024	$2,260
2025	20,195
2026	507,277
2027	351,596
2028	263,277
Thereafter	775,002
$1,919,607

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

In connection with the issuance of the 2031 Senior Unsecured Public Notes in September 2021 and repayment of outstanding borrowings of variable rate debt indexed to the one-month LIBOR rate (see Note 9), the Company terminated interest rate swap agreements with an aggregate termination value of $5.6 million. The Company determined that it was not probable the hedge forecasted transactions would not occur during the original periods, and therefore, the $5.6 million of accumulated losses held in Other comprehensive income is being reclassified to interest expense on a straight-line basis over the original lives of the terminated swaps. There were no swap terminations for the years ended December 31, 2023 and 2022.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				December 31, 2023			December 31, 2022
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$15,000		$255	$15,000		$477
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	15,000		445	15,000		815
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		713	25,000		1,239
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		734	25,000		1,169
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		768	25,000		1,162
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		888	25,000		1,358
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		887	25,000		1,279
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		1,071	25,000		1,547
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		1,615	40,000		2,332
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		1,389	35,000		2,007
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		1,067	25,000		1,542
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		439	15,000		625
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		2,186	35,000		3,042
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		423	10,000		584
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		1,299	25,000		1,773
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	15,087	(b)	572	14,764	(b)	765
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		806	25,000		1,129
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		1,215	25,000		1,628
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		1,197	25,000		1,605
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		3,632	75,000		4,854
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,835	25,000		2,295
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,801	25,000		2,244
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,900	25,000		2,357
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,908	25,000		2,377
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		4,392	100,000		5,782
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,021	45,000		2,674
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		618	15,000		826
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		4,427	100,000		5,861
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,828	25,000		3,419
Regions Bank	March 2032	2.69%	one-month CDOR	15,087	(b)	677	14,764	(b)	1,092
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	15,087	(b)	678	14,764	(b)	1,107
Bank of Montreal	March 2034	2.81%	one-month CDOR	30,174	(c)	1,410	29,530	(c)	2,424
				$975,435		$46,096	$973,822		$63,390
(a)
Prior to the cessation of LIBOR on July 1, 2023, the variable rate index for daily compounded SOFR based swaps was one-month LIBOR.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.

At December 31, 2023, the weighted average fixed rate on all outstanding interest rate swaps was 2.28%. At December 31, 2023, the weighted average interest rate on all outstanding borrowings, inclusive of unsecured credit agreements was 3.73%.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

				Total Interest Expense
	Amount of (Loss) Gain			Presented in the
	Recognized in	Reclassification from Accumulated		Consolidated Statements
	Accumulated Other	Other Comprehensive Income		of Income and
(in thousands)	Comprehensive		Amount of	Comprehensive
For the year ended December 31,	Income	Location	Gain (Loss)	Income
2023	$(17,293)	Interest expense	$25,679	$80,053
2022	90,560	Interest expense	(4,453)	78,652
2021	39,353	Interest expense	(16,136)	64,146

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $23.6 million.

12. Non-Controlling Interests

Under the Company’s UPREIT structure, entities and individuals can contribute their properties in exchange for OP Units. There were no UPREIT transactions during the years ended December 31, 2023, 2022, and 2021. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128.7 million as of December 31, 2023 and 2022. In exchange for the properties contributed and as part of the Company’s internalization, 5,868,654 and 3,059,082 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2023, representing a 4.5% interest in the OP at December 31, 2023. In exchange for the properties contributed and as part of the Company’s internalization, 5,939,680 and 4,265,126 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2022, representing a 5.2% interest in the OP at December 31, 2022. In exchange for the properties contributed and as part of the Company’s internalization, 6,058,080 and 4,265,126 non-controlling OP Units were issued and outstanding, respectively, as of December 31, 2021, representing a 6.0% interest in the OP at December 31, 2021.

The OP Units are economically equivalent to the Corporation’s common stock and, subject to certain restrictions, are convertible into the Company’s common stock at the option of the respective unit holders on a one-to-one basis. The OP Units are redeemable for cash at the option of the holder, however, the Company may issue shares in lieu of cash. Therefore, the OP Units are considered to be permanent equity. Exchanges of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest on a historical cost basis with a corresponding increase in common stock and additional paid-in capital.

The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
OP Units exchanged for shares of common stock	1,277	118	2,935
Value of units exchanged	$21,235	$1,926	$46,968

During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout and issued 1,859,257 OP Units (see Note 4).

Holders of the OP Units do not have voting rights at the Corporation level.
13. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2023, 2022, and 2021. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks holding such balances.

For the years ended December 31, 2023, 2022, and 2021, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

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

On June 28, 2021, the Corporation completed its first public follow-on equity offering and issued 11,500,000 shares of common stock, inclusive of the underwriters’ full exercise of their over-allotment option, at $23.00 per share. The net proceeds, after deducting underwriting discounts and commissions of $10.6 million and $0.4 million of other expenses, were $253.5 million. The Company used the net proceeds to repay the Company’s Revolving Credit Facility in full, and used the remaining net proceeds for general business purposes, including acquisitions.

During the year ended December 31, 2021, the Company achieved all four VWAP milestones applicable to the earnout. As a result, the Company issued 1,088,977 shares of common stock (see Note 4).

At-the-Market Program

The Company has an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million through June 2024. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of December 31, 2023, the Company has $145.4 million of available capacity under the ATM Program.

The following table presents information about the Company’s ATM Program activity:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2023	2022

Number of common shares issued	—	10,471
Weighted average sale price per share	$—	$21.66
Net proceeds	$—	$222,893
Gross proceeds	—	226,483

In August 2022, the Company completed a public offering to sell an aggregate of 13,000,000 shares of common stock at a price of $21.35 per share, subject to certain adjustments, in connection with a forward sale agreement. On December 28, 2022, the Company settled the forward sale agreement and issued 13,000,000 shares of common stock. The net proceeds, after deducting underwriting discounts and commissions of $3.4 million and $0.6 million of other expenses, were $272.6 million. The Company used the net proceeds to pay down the Revolving Credit Facility.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2023 and 2022, no shares of the Corporation’s preferred stock were issued and outstanding.

Share Repurchase Program

On March 14, 2023, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $150.0 million of the Company’s common stock. These purchases can be made in the open market or through private transactions from time to time over the 12-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the year ended December 31, 2023, no shares of the Company’s common stock were repurchased under the program.

15. Stock-Based Compensation

Restricted Stock Awards

The Company awarded 311,583, 181,244, and 199,430 shares of RSAs, during the years ended December 31, 2023, 2022, and 2021, respectively, to officers, employees and non-employee directors under the Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one, three, or four year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the years ended December 31, 2023, 2022, and 2021 were $17.50, $21.43, and $18.66, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.

The following table presents information about the Company’s RSAs:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Compensation cost	$4,437	$3,469	$3,926
Dividends declared on unvested RSAs	560	419	394
Fair value of shares vested during the period	3,384	3,209	3,296

As of December 31, 2023, there was $5.0 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.4 years.

The following table presents information about the Company’s restricted stock activity:

	For the year ended December 31,
	2023		2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	396	$20.36	372	$19.62	341	$20.50
Granted	312	17.50	181	21.43	202	18.70
Vested	(193)	20.33	(147)	19.80	(164)	20.15
Forfeited	(23)	18.79	(10)	20.24	(7)	19.40
Unvested at end of period	492	18.63	396	20.36	372	19.62

Performance-based Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company issued target grants of 186,481, 124,024, and 132,189 PRSUs under the Equity Incentive Plan to the officers of the Company, respectively. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200%, with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the direction of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock unit:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Compensation cost	$1,922	$1,847	$743

As of December 31, 2023, there was $3.8 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.0 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Year Ended December 31,
	2023		2022		2021
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	233	$26.27	110	$24.40	—	$—
Granted	186	23.78	124	27.93	132	24.40
Vested	—	—	—	—	—	—
Forfeited	(68)	26.48	(1)	27.93	(22)	24.40
Unvested at end of period	351	24.90	233	26.27	110	24.40

16. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$155,478	$122,115	$102,426
Less: earnings allocated to unvested restricted shares	(560)	(419)	(394)
Net earnings used to compute basic earnings per common share	$154,918	$121,696	$102,032

Diluted earnings:
Net earnings used to compute basic earnings per common share	$154,918	$121,696	$102,032
Add: net earnings attributable to non-controlling interests	7,834	7,360	7,102
Net earnings used to compute diluted earnings per common share	$162,752	$129,056	$109,134

Weighted average number of common shares outstanding	187,101	170,225	153,425
Less: weighted average unvested restricted shares (a)	(484)	(385)	(368)
Weighted average number of common shares outstanding used in basic earnings per common share	186,617	169,840	153,057
Add: effects of restricted stock units (b)	291	96	172
Add: effects of convertible membership units (c)	9,407	10,265	10,741
Weighted average number of common shares outstanding used in diluted earnings per common share	196,315	180,201	163,970

Basic and Diluted earnings per share	$0.83	$0.72	$0.67
(a)
Represents the weighted average effects of 492,046, 396,383, and 372,150 unvested restricted shares of common stock as of December 31, 2023, 2022, and 2021, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 15).
(c)
Represents the weighted average effects of 8,927,736, 10,204,806, and 10,323,206 OP Units outstanding at December 31, 2023, 2022, and 2021, respectively.

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

	For the Year Ended December 31,
Character of Distributions	2023	2022	2021
Ordinary dividends	70%	68%	61%
Capital gain distributions	21%	2%	0%
Return of capital distributions	9%	30%	39%
	100%	100%	100%

18. Supplemental Cash Flow Disclosures

Cash paid for interest was $77.1 million, $72.0 million, and $57.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Cash paid for income taxes was $0.3 million, $0.4 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•
During the year ended December 31, 2023, the Company converted 1,277,070 OP Units valued at $21.2 million to 1,277,070 shares of common stock. During the year ended December 31, 2022, the Company converted 118,400 OP Units valued at $1.9 million to 118,400 shares of common stock. During the year ended December 31, 2021, the Company converted 2,934,489 OP Units valued at $47.0 million to 2,934,489 shares of common stock. (See Note 12).
•
At December 31, 2023, 2022, and 2021, dividend amounts declared and accrued but not yet paid amounted to $56.9 million, $54.5 million, and $45.9 million, respectively.
•
At December 31, 2023, 2022, and 2021, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $0.5 million, $6.3 million, and $32.2 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital (see Note 2).

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

As of December 31, 2023, the Company has a commitment to fund a build-to-suit transaction with a remaining obligation of $111.0 million expected to fund in multiple draws through October 2024, using a combination of available cash on hand and Revolving Credit Facility borrowings. Rent is contractually scheduled to commence at the earlier of construction completion or October 2024.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and do not represent GAAP accounting. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2023, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

20. Subsequent Events

On January 12, 2024, the Company paid distributions totaling $56.0 million.

On February 16, 2024, the Board of Directors declared a quarterly distribution of $0.285 per share on the Company’s common stock and OP Units for the first quarter of 2024, which will be payable on or before April 15, 2024 to stockholders and unit holders of record as of March 29, 2024.

Subsequent to December 31, 2023, the Company paid down $18.5 million, and borrowed $32.5 million on the Revolving Credit Facility, the proceeds of which were used for general corporate purposes.

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2023

(in thousands)

				Costs Capitalized								Life on
		Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
		Company(a)		to Acquisition		Close of Period						Depreciation
			Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
Property Type	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(b)	Depreciation	Construction	Acquired	(Years)
Industrial
Manufacturing	$—	$131,548	$647,751	$—	$14,020	$131,548	$661,771	$793,319	$92,248	1932-2021	2011-2023	15-39
Distribution & Warehouse	—	89,157	573,064	4,511	19,859	93,668	592,923	686,591	76,225	1929-2021	2012-2022	15-39
Food Processing	—	49,322	529,669	—	51,842	49,322	581,511	630,833	51,899	1907-2022	2012-2022	15-39
Flex and R&D	44,206	53,961	138,299	—	4	53,961	138,303	192,264	24,183	1973-2018	2013-2019	15-39
Cold Storage	18,725	10,610	118,474	—	42	10,610	118,516	129,126	20,638	1933-2017	2017-2023	7-39
Services	—	58,731	74,062	—	3,680	58,731	77,742	136,473	9,504	1960-2022	2013-2023	15-39
Untenanted	—	1,048	7,545	—	1	1,048	7,546	8,594	1,492	2008	2017	15-39
Healthcare
Clinical	—	32,857	279,802	557	10,566	33,414	290,368	323,782	62,853	1970-2022	2010-2022	7-39
Healthcare Services	—	17,995	119,986	(145)	832	17,850	120,818	138,668	14,927	1965-2020	2009-2022	15-39
Animal Health Services	—	15,943	111,107	—	(144)	15,943	110,963	126,906	17,634	1954-2017	2015-2021	15-39
Surgical	—	9,942	117,006	290	135	10,232	117,141	127,373	22,823	1984-2011	2014-2021	15-39
Life Science	—	10,306	78,056	—	1,327	10,306	79,383	89,689	17,246	1965-2016	2011-2018	15-39
Restaurant
Quick Service Restaurants	—	50,424	238,984	197	3,167	50,621	242,151	292,772	55,126	1965-2020	2009-2023	15-39
Casual Dining	—	75,431	269,079	—	12	75,431	269,091	344,522	46,392	1972-2014	2011-2022	15-39
Retail
General Merchandise	16,241	80,669	294,923	—	156	80,669	295,079	375,748	28,352	1996-2022	2016-2022	15-39
Automotive	—	31,813	117,973	—	73	31,813	118,046	149,859	23,047	1909-2021	2014-2022	7-39
Home Furnishings	—	3,625	90,644	—	981	3,625	91,625	95,250	16,820	1974-2014	2017-2018	15-39
Child Care	—	1,263	8,804	—	—	1,263	8,804	10,067	249	2022	2022-2023	15-39
Office
Corporate Headquarters	—	7,554	70,395	—	2,222	7,554	72,617	80,171	13,356	1975-2008	2012-2022	15-39
Strategic Operations	—	7,864	92,282	—	9,092	7,864	101,374	109,238	21,162	1984-2012	2016-2018	7-39
Call Center	—	2,870	30,855	—	10,228	2,870	41,083	43,953	10,166	1979-1998	2014-2019	15-39
Untenanted	—	188	3,147	—	—	188	3,147	3,335	255	2001	2010	15-39
Acquisitions in Process (c)	—	—	163	—	—	—	163	163	—
Property Under Development	—	17,300	77,664	—	—	17,300	77,664	94,964	—
Total (d)	$79,172	$760,421	$4,089,734	$5,410	$128,095	$765,831	$4,217,829	$4,983,660	$626,597

(a)
The initial cost to the Company represents the original purchase price of the property (see Note 5).
(b)
The aggregate cost of real estate owned as of December 31, 2023 for U.S. federal income tax purposes was approximately $5.1 billion.
(c)
Acquisition costs in progress represents costs incurred during the year ended December 31, 2023 related to asset acquisitions expected to close during the year ended December 31, 2024.
(d)
This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

	For the Year Ended December 31,
Change in Total Real Estate Assets	2023	2022	2021
Balance, beginning of period	$5,008,230	$4,205,191	$3,704,488
Acquisitions, developments, and improvements	167,089	929,972	613,646
Dispositions	(154,907)	(118,028)	(109,761)
Impairment	(36,752)	(8,905)	(3,182)
Balance, end of period	$4,983,660	$5,008,230	$4,205,191

	For the Year Ended December 31,
Change in Accumulated Depreciation	2023	2022	2021
Balance, beginning of period	$533,965	$430,141	$349,977
Acquisitions and building improvements	122,778	115,892	100,878
Dispositions	(24,547)	(8,165)	(19,543)
Impairment	(5,599)	(3,903)	(1,171)
Balance, end of period	$626,597	$533,965	$430,141

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York
February 22, 2024

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2023 fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2023 fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2023 fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2023 fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2023 fiscal year covered by this Annual Report on Form 10-K.

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

3.5	Articles of Amendment and Restatement of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

3.6	Second Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2020 and incorporated by reference)

4.1	Description of the Company’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 23, 2022, and incorporated by reference)

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

10.2	Director Compensation and Stock Ownership Policy, effective as of May 5, 2022 (filed as Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed February 23, 2023, and incorporated by reference)

10.3

Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.4

Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.5

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated by reference)

10.6

Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated by reference)

10.7

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.8

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated by reference)

10.9

Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.10

Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated by reference)

10.11

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated by reference)

10.12

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.13

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.14

First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated by reference)

10.15

Second Amendment to Capital One Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.16

Third Amendment to Capital One Term Loan Agreement, dated March 12, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2021 and incorporated by reference)

10.17

Fourth Amendment to Capital One Term Loan Agreement, dated March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated by reference)

10.18

Fifth Amendment to Capital One Term Loan Agreement, dated June 8, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2023 and incorporated by reference)

10.19

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.20

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.21

Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.22

Amended and Restated Revolving Credit Agreement, dated as of January 28, 2022, by and among, Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.23

Guaranty, dated January 28, 2022, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.24

Term Loan Credit Agreement, dated as of August 1, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.25

Guaranty, dated August 1, 2022, by Broadstone Net Lease, Inc. in favor of Regions Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.26

Tax Protection Agreement, dated February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.27

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.28+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.29+

First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.30+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.31+

First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.32+

Severance Protection Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Kevin M. Fennell (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.33+

Chief Executive Officer Transition Agreement, dated January 10, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2023 and incorporated by reference)

10.34+

Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.35+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.36+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2021 Form) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2021 and incorporated by reference)

10.37*+	Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2022 Form)

10.38*+	Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2024 Form)

10.39+	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 and incorporated by reference)

21.1*	List of Subsidiaries of Broadstone Net Lease, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*+	Broadstone Net Lease, Inc. Compensation Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because XBRL tags are embedded within the Inline XBRL Document
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

BROADSTONE NET LEASE, INC.

Date: February 22, 2024	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2024	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Chairman of the Board of Directors

Date: February 22, 2024	/s/ John D. Moragne
John D. Moragne
Director, Chief Executive Officer

Date: February 22, 2024	/s/ Michael A. Coke
Michael A. Coke
Director

Date: February 22, 2024	/s/ Jessica Duran
Jessica Duran
Director

Date: February 22, 2024	/s/ Laura Felice
Laura Felice
Director

Date: February 22, 2024	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 22, 2024	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 22, 2024	/s/ Denise Brooks-Williams
Denise Brooks-Williams
Director

Date: February 22, 2024	/s/ James H. Watters
James H. Watters
Director

Date: February 22, 2024	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2024	/s/ Timothy D. Dieffenbacher
Timothy D. Dieffenbacher
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)