Form 10-Q
period 2024-03-31
Broadstone Net Lease, Inc.
filed 2024-05-02
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024, or

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

There were 188,430,015 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of April 29, 2024.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Accounted for using the operating method:
Land	$724,199	$748,529
Land improvements	316,170	328,746
Buildings and improvements	3,591,260	3,803,156
Equipment	8,247	8,265
Total accounted for using the operating method	4,639,876	4,888,696
Less accumulated depreciation	(606,225)	(626,597)
Accounted for using the operating method, net	4,033,651	4,262,099
Accounted for using the direct financing method	26,522	26,643
Accounted for using the sales-type method	571	572
Property under development	133,064	94,964
Investment in rental property, net	4,193,808	4,384,278
Cash and cash equivalents	221,740	19,494
Accrued rental income	149,203	152,724
Tenant and other receivables, net	836	1,487
Prepaid expenses and other assets	33,149	36,661
Interest rate swap, assets	57,900	46,096
Goodwill	339,769	339,769
Intangible lease assets, net	273,250	288,226
Total assets	$5,269,655	$5,268,735

Liabilities and equity
Unsecured revolving credit facility	$73,820	$90,434
Mortgages, net	78,517	79,068
Unsecured term loans, net	896,260	895,947
Senior unsecured notes, net	845,498	845,309
Accounts payable and other liabilities	40,655	47,534
Dividends payable	56,871	56,869
Accrued interest payable	9,377	5,702
Intangible lease liabilities, net	50,953	53,531
Total liabilities	2,051,951	2,074,394

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 188,435 and 187,614 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	47	47
Additional paid-in capital	3,446,910	3,440,639
Cumulative distributions in excess of retained earnings	(430,169)	(440,731)
Accumulated other comprehensive income	56,834	49,286
Total Broadstone Net Lease, Inc. equity	3,073,622	3,049,241
Non-controlling interests	144,082	145,100
Total equity	3,217,704	3,194,341
Total liabilities and equity	$5,269,655	$5,268,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Lease revenues, net	$105,366	$118,992

Operating expenses
Depreciation and amortization	37,772	41,784
Property and operating expense	5,660	5,886
General and administrative	9,432	10,416
Provision for impairment of investment in rental properties	26,400	1,473
Total operating expenses	79,264	59,559

Other income (expenses)
Interest income	233	162
Interest expense	(18,578)	(21,139)
Gain on sale of real estate	59,132	3,415
Income taxes	(408)	(479)
Other income (expenses)	1,696	(18)
Net income	68,177	41,374
Net income attributable to non-controlling interests	(3,063)	(2,070)
Net income attributable to Broadstone Net Lease, Inc.	$65,114	$39,304

Weighted average number of common shares outstanding
Basic	187,290	186,130
Diluted	196,417	196,176
Net earnings per share attributable to common stockholders
Basic and Diluted	$0.35	$0.21

Comprehensive income
Net income	$68,177	$41,374
Other comprehensive income
Change in fair value of interest rate swaps	11,804	(17,899)
Realized loss on interest rate swaps	159	522
Comprehensive income	80,140	23,997
Comprehensive income attributable to non-controlling interests	(3,600)	(1,200)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$76,540	$22,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2024	$47	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341
Net income	—	—	65,114	—	3,063	68,177
Issuance of 822 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(36)	—	—	—	(36)
Stock-based compensation, net of 25 shares of restricted stock forfeited	—	1,475	—	—	—	1,475
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 95 OP units to 95 shares of common stock	—	1,536	—	—	(1,536)	—
Distributions declared ($0.285 per share and OP Unit)	—	—	(54,552)	—	(2,740)	(57,292)
Change in fair value of interest rate swap agreements	—	—	—	11,274	530	11,804
Realized loss on interest rate swap agreements	—	—	—	152	7	159
Adjustment to non-controlling interests	—	4,220	—	(3,878)	(342)	—
Balance, March 31, 2024	$47	$3,446,910	$(430,169)	$56,834	$144,082	$3,217,704

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505
Net income	—	—	39,304	—	2,070	41,374
Issuance of 259 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(2)	—	—	—	(2)
Stock-based compensation, net of zero shares of restricted stock forfeited	—	1,879	—	—	—	1,879
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 896 OP units to 896 shares of common stock	—	14,897	—	—	(14,897)	—
Distributions declared ($0.275 per share and OP Unit)	—	—	(52,145)	—	(2,742)	(54,887)
Change in fair value of interest rate swap agreements	—	—	—	(17,003)	(896)	(17,899)
Realized loss on interest rate swap agreements	—	—	—	496	26	522
Adjustment to non-controlling interests	—	(460)	—	498	(38)	—
Balance, March 31, 2023	$47	$3,434,534	$(398,890)	$43,516	$153,110	$3,232,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$68,177	$41,374
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	36,754	39,093
Provision for impairment of investment in rental properties	26,400	1,473
Amortization of debt issuance costs and original issuance discount charged to interest expense	983	960
Stock-based compensation expense	1,475	1,879
Straight-line rent, direct financing and sales-type lease adjustments	(2,424)	(6,980)
Gain on sale of real estate	(59,132)	(3,415)
Other non-cash items	(1,508)	350
Changes in assets and liabilities:
Tenant and other receivables	704	262
Prepaid expenses and other assets	2,841	215
Accounts payable and other liabilities	(7,078)	(3,418)
Accrued interest payable	3,675	2,583
Net cash provided by operating activities	70,867	74,376

Investing activities
Acquisition of rental property	(497)	(5,319)
Investment in property under development including capitalized interest of $1,241 and $0 in 2024 and 2023, respectively	(38,100)	—
Capital expenditures and improvements	(3,132)	(15,583)
Proceeds from disposition of rental property, net	247,064	50,410
Change in deposits on investments in rental property	(1,050)	125
Net cash provided by investing activities	204,285	29,633

Financing activities
Offering costs, discounts, and commissions	(231)	(170)
Principal payments on mortgages and unsecured term loans	(560)	(736)
Borrowings on unsecured revolving credit facility	65,500	29,000
Repayments on unsecured revolving credit facility	(80,500)	(118,000)
Cash distributions paid to stockholders	(54,448)	(51,844)
Cash distributions paid to non-controlling interests	(2,767)	(2,989)
Net cash used in financing activities	(73,006)	(144,739)
Net increase (decrease) in cash and cash equivalents and restricted cash	202,146	(40,730)
Cash and cash equivalents and restricted cash at beginning of period	20,632	60,040
Cash and cash equivalents and restricted cash at end of period	$222,778	$19,310

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$19,494	$21,789
Restricted cash at beginning of period	1,138	38,251
Cash and cash equivalents and restricted cash at beginning of period	$20,632	$60,040

Cash and cash equivalents at end of period	$221,740	$15,412
Restricted cash at end of period	1,038	3,898
Cash and cash equivalents and restricted cash at end of period	$222,778	$19,310

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

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, restaurant, healthcare, retail, and office commercial properties under long-term lease agreements. At March 31, 2024, the Company owned a diversified portfolio of 759 individual commercial properties with 752 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	March 31, 2024			December 31, 2023
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	188,435	8,833	197,268	187,614	8,928	196,542
Percent ownership of OP	95.5%	4.5%	100.0%	95.5%	4.5%	100.0%

Refer to Note 14 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Company has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 22, 2024. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Company believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

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

Investment in Property Under Development

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development in the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once completed, the property under development is placed in service and depreciation commences. For the three months ended March 31, 2024 and 2023, the Company invested $36.9 million and $0.0 million, respectively, in properties under development, excluding capitalized costs. At March 31, 2024 and December 31, 2023, the Company had $133.1 million and $95.0 million, respectively, classified as Property under development in the Condensed Consolidated Balance Sheets, inclusive of $2.7 million and $1.5 million of capitalized interest, respectively.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2024 and 2023 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2024	2023
Number of properties	12	1
Impairment charge	$26,400	$1,473

During the three months ended March 31, 2024, the Company recognized impairment of $26.4 million, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments were based on actual and expected sales prices of the individual properties and include a $15.2 million impairment charge on a healthcare property and an $11.2 million impairment charge on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment.

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

	March 31,	December 31,
(in thousands)	2024	2023
Escrow funds and other	$1,038	$1,138
1031 exchange proceeds	—	—
	$1,038	$1,138

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Rent received in advance	$15,200	$14,776

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$57,900	$—	$57,900	$—

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,096	$—	$46,096	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, applicable Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	March 31, 2024	December 31, 2023
Carrying amount	$1,902,432	$1,919,607
Fair value	1,741,050	1,761,177

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at March 31, 2024 and December 31, 2023 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 31,	December 31,
(in thousands)	Financial Statement Presentation	2024	2023
Right-of-use assets	Prepaid expenses and other assets	$7,528	$8,476
Lease liabilities	Accounts payable and other liabilities	7,905	8,256

The Company’s right-of-use assets and lease liabilities primarily consist of a ten year lease for the Company’s corporate office space. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability.

3. Acquisitions of Rental Property

The Company did not close on any acquisitions during the three months ended March 31, 2024.

The Company closed on the following acquisitions during the three months ended March 31, 2023:

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

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Land	$—	$781
Land improvements	—	360
Buildings and improvements	—	3,890
Acquired in-place leases (b)	—	501
Acquired below-market leases (c)	—	(166)
	$—	$5,366
(b)
The weighted average amortization period for acquired in-place leases is 20 years for acquisitions completed during the three months ended March 31, 2023. There were no acquisitions during the three month ended March 31, 2024.
(c)
The weighted average amortization period for acquired below-market leases is 20 years for acquisitions completed during the three months ended March 31, 2023. There were no acquisitions during the three month ended March 31, 2024.

The above acquisition was funded using a combination of available cash on hand and unsecured revolving credit facility borrowings and qualified as an asset acquisition. As such, acquisition costs were capitalized.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2024	2023
Number of properties disposed	37	3
Aggregate sale price	$251,752	$51,874
Aggregate carrying value	(189,373)	(46,995)
Additional sales expenses	(3,247)	(1,464)
Gain on sale of real estate	$59,132	$3,415

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, restaurant, healthcare, retail, and office property types. At March 31, 2024, the Company had 759 real estate properties, 746 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation	$29,994	$31,157

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$280,799
2025	387,464
2026	385,811
2027	370,847
2028	355,398
Thereafter	2,964,754
$4,745,073

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Undiscounted estimated lease payments to be received	$34,362	$35,155
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(22,272)	(22,944)
Reserve for credit losses	(115)	(115)
Net investment in direct financing leases	$26,522	$26,643

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$2,379
2025	3,285
2026	3,357
2027	3,426
2028	3,496
Thereafter	18,419
$34,362

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Contractual rental amounts billed for operating leases	$97,549	$98,102
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,104	7,370
Net write-offs of accrued rental income	(2,556)	(105)
Variable rental amounts earned	598	341
Earned income from direct financing leases	682	691
Interest income from sales-type leases	14	14
Operating expenses billed to tenants	5,105	5,075
Other income from real estate transactions (a)	66	7,392
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,196)	112
Total lease revenues, net	$105,366	$118,992
(a)
The three months ended March 31, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	March 31, 2024	December 31, 2023
Lease intangibles:
Acquired above-market leases	$42,636	$44,711
Less accumulated amortization	(19,635)	(20,312)
Acquired above-market leases, net	23,001	24,399
Acquired in-place leases	400,956	416,206
Less accumulated amortization	(150,707)	(152,379)
Acquired in-place leases, net	250,249	263,827
Total intangible lease assets, net	$273,250	$288,226
Acquired below-market leases	$96,245	$98,535
Less accumulated amortization	(45,292)	(45,004)
Intangible lease liabilities, net	$50,953	$53,531
Leasing fees	$17,520	$18,117
Less accumulated amortization	(6,174)	(6,426)
Leasing fees, net	$11,346	$11,691

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Three Months Ended March 31,
Intangible	Financial Statement Presentation	2024	2023
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,696	$10,588
Above-market and below-market leases	Lease revenues, net	1,021	2,694

There was no accelerated amortization for the three months ended March 31, 2024. For the three months ended March 31, 2023, amortization expense includes $0.9 million of accelerated amortization, resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at March 31, 2024 is as follows:

(in thousands)
Remainder of 2024	$18,640
2025	24,201
2026	23,246
2027	21,677
2028	19,853
Thereafter	126,026
$233,643

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date
Unsecured revolving credit facility	$73,820	$90,434	Applicable reference rate + 0.85% (a)	Mar. 2026 (c)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (b)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(3,740)	(4,053)
Total unsecured term loans, net	896,260	895,947
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,502)	(4,691)
Total senior unsecured notes, net	845,498	845,309
Total unsecured debt, net	$1,815,578	$1,831,690

(a)
At March 31, 2024 and December 31, 2023, a balance of $0.0 million and $15.0 million was subject to the one-month SOFR of 5.33% and 5.35%, respectively. The remaining balance of $100 million Canadian Dollar (”CAD”) borrowings remeasured to $73.8 million United States Dollar (”USD”) and $75.4 million USD, at March 31, 2024 and December 31, 2023, respectively, and was subject to the one-month CDOR of 5.29% and 5.46%, respectively.
(b)
At March 31, 2024 and December 31, 2023, one-month SOFR was 5.33% and 5.35%, respectively.
(c)
The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At March 31, 2024, the weighted average interest rate on all outstanding borrowings was 5.30% exclusive of interest rate swap agreements. At March 31, 2024, the weighted average interest rate on all outstanding borrowings was 3.71% inclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of March 31, 2024, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Debt issuance costs and original issuance discount amortization	$983	$986

8. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	March 31,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2024	2023
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$43,868	$44,207	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	18,615	18,725	(a) (b) (c) (d)
PNC Bank	Oct-16	Nov-26	3.62%	16,129	16,241	(b) (c)
Total mortgages				78,612	79,173
Debt issuance costs, net				(95)	(105)
Mortgages, net				$78,517	$79,068
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At March 31, 2024, investment in rental property of $119.8 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$1,700
2025	20,195
2026	490,663
2027	351,596
2028	263,278
Thereafter	775,000
$1,902,432

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				March 31, 2024			December 31, 2023
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$15,000		$194	$15,000		$255
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	15,000		363	15,000		445
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		612	25,000		713
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		701	25,000		734
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		793	25,000		768
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		894	25,000		888
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		1,007	25,000		887
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		1,171	25,000		1,071
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		1,787	40,000		1,615
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		1,547	35,000		1,389
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		1,168	25,000		1,067
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		554	15,000		439
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		2,396	35,000		2,186
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		528	10,000		423
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		1,540	25,000		1,299
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,764	(a)	694	15,087	(a)	572
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		1,118	25,000		806
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		1,568	25,000		1,215
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		1,563	25,000		1,197
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		4,697	75,000		3,632
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		2,254	25,000		1,835
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		2,223	25,000		1,801
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		2,319	25,000		1,900
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		2,324	25,000		1,908
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		6,265	100,000		4,392
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,860	45,000		2,021
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		900	15,000		618
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		6,294	100,000		4,427
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		3,211	25,000		2,828
Regions Bank	March 2032	2.69%	one-month CDOR	14,764	(a)	1,043	15,087	(a)	677
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,764	(a)	1,043	15,087	(a)	678
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,528	(b)	2,269	30,174	(b)	1,410
				$973,820		$57,900	$975,435		$46,096
(a)
The contractual notional amount is $20.0 million CAD.
(b)
The contractual notional amount is $40.0 million CAD.

At March 31, 2024, the weighted average fixed rate on all outstanding interest rate swaps was 2.28%. At March 31, 2024, the weighted average interest rate on all outstanding borrowings was 3.71% inclusive of unsecured credit agreements.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain (Loss)	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended March 31,	Income	Location	Gain	Income
2024	$11,804	Interest expense	$7,548	$18,578
2023	(17,899)	Interest expense	4,997	21,139

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $25.6 million.

10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
OP Units exchanged for shares of common stock	95	896
Value of units exchanged	$1,536	$14,897

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2024. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the three months ended March 31, 2024 and 2023, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program

The Company has an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million through June 2024. The ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. As of March 31, 2024, the Company has $145.4 million of available capacity under the ATM Program. During the three months ended March 31, 2024 and 2023, no shares were issued under the ATM Program.

Share Repurchase Program

The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 12, 2024, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period beginning on March 14, 2024. Under the Repurchase Program, purchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the three months ended March 31, 2024 and 2023, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three months ended March 31, 2024 and 2023, the Company awarded 777,943 and 259,099 shares of restricted stock awards (“RSAs”), respectively, to officers, employees and non-employee directors under the Company's equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted during the three months ended March 31, 2024 and 2023, were $14.74 and $17.75, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Compensation cost	$1,043	$1,728
Dividends declared on unvested RSAs	295	136
Fair value of shares vested during the period	3,207	2,864

As of March 31, 2024, there was $15.0 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.9 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended March 31,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	492	$18.63	396	$20.36
Granted	778	14.74	259	17.75
Vested	(209)	19.26	(160)	20.36
Forfeited	(25)	19.02	—	—
Unvested at end of period	1,036	15.57	495	19.00

Performance-based Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company issued target grants of 202,308 and 186,481 of performance-based restricted stock units (“PRSUs”), respectively, under the Company's equity incentive plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the three months ended March 31, 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Compensation cost	$432	$151

As of March 31, 2024, there was $6.1 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.3 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended March 31,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	351	$24.90	233	$26.27
Granted	202	15.84	186	23.78
Vested	(88)	24.40	—	—
Forfeited	(19)	25.09	(61)	26.80
Unvested at end of period	446	20.89	358	25.01

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$65,114	$39,304
Less: earnings allocated to unvested restricted shares	(358)	(136)
Net earnings used to compute basic earnings per common share	$64,756	$39,168

Diluted earnings:
Net earnings used to compute basic earnings per common share	$64,756	$39,168
Add: net earnings attributable to non-controlling interests	3,063	2,070
Add: undistributed earnings allocated to unvested restricted shares	63	—
Less: undistributed earnings reallocated to unvested restricted shares	(60)	—
Net earnings used to compute diluted earnings per common share	$67,822	$41,238

Weighted average number of common shares outstanding	187,953	186,561
Less: weighted average unvested restricted shares (a)	(663)	(431)
Weighted average number of common shares outstanding used in basic earnings per common share	187,290	186,130
Add: effects of restricted stock units (b)	285	220
Add: effects of convertible membership units (c)	8,842	9,826
Weighted average number of common shares outstanding used in diluted earnings per common share	196,417	196,176

Basic earnings per share	$0.35	$0.21
Diluted earnings per share	$0.35	$0.21
(a)
Represents the weighted average effects of 1,035,194 and 494,845 unvested restricted shares of common stock as of March 31, 2024 and 2023, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 8,833,236 and 9,308,457 OP Units outstanding at March 31, 2024 and 2023, respectively.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $15.0 million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for income taxes was $0.02 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the three months ended March 31, 2024, the Company converted 94,500 OP Units valued at $1.5 million to 94,500 shares of common stock at the election of the holder. During the three months ended March 31, 2023, the Company converted 896,349 OP Units valued at $14.9 million to 896,349 shares of common stock at the election of the holder.
•
At March 31, 2024 and 2023, dividend amounts declared and accrued but not yet paid amounted to $56.9 million and $54.5 million, respectively.

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

As of March 31, 2024, the Company has a commitment to fund one build-to-suit transaction with a remaining obligation of $74.1 million expected to fund in multiple draws through October 2024, using a combination of available cash on hand and unsecured revolving credit facility borrowings. Rent is contractually scheduled to commence at the earlier of construction completion or October 15, 2024.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2024, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

17. Subsequent Events

On April 15, 2024, the Company paid distributions totaling $56.2 million.

On April 25, 2024, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the second quarter of 2024, which will be payable on or before July 15, 2024 to stockholders and OP unitholders of record as of June 28, 2024.

Subsequent to March 31, 2024, the Company continued to expand its operations through the acquisition of approximately $149.5 million of additional rental property and associated intangible assets and liabilities.

Subsequent to March 31, 2024, the Company sold two properties with an aggregate carrying value of approximately $18.4 million for total proceeds of $22.3 million. The Company incurred additional expenses related to the sales of approximately $0.4 million, resulting in a gain on sale of real estate of approximately $3.5 million.

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, as filed with the SEC on February 22, 2024. The “Risk Factors” of our 2023 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•
“cash capitalization rate” represents either (1) for acquisitions and new developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs, or (2) for dispositions, the estimated first year cash yield to be generated subsequent to disposition based on a property’s ABR in effect immediately prior to the disposition, divided by the disposition price.;
•
“CPI” means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;
•
“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties; and
•
“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated January 28, 2022, with J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of March 31, 2024, our portfolio includes 759 properties, with 752 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of March 31, 2024, our portfolio comprised approximately 37.6 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are diversified across industrial, restaurant, healthcare, retail, and office property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, casual dining, quick service restaurants, and general merchandise.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.3% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 200 different commercial tenants who operate 188 different brands that are diversified across 53 differing industries, with no single tenant accounting for more than 4.3% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2024, our portfolio was approximately 99.2% leased with an ABR weighted average remaining lease term of approximately 10.6 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.4% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 95.3% of our tenants, based on ABR, provide financial reporting, of which 87.1% are required to provide us with specified financial information on a periodic basis, and an additional 8.2% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of March 31, 2024. The percentages below are calculated based on our ABR of $374.1 million as of March 31, 2024.

Diversification by Property Type

$374.1 M
Annualized
Base Rent

Industrial	54.2%
Manufacturing	17.5%
Distribution & Warehouse	14.0%
Food Processing	12.5%
Flex and R&D	4.3%
Industrial Services	3.2%
Cold Storage	2.7%
Restaurant	**14.2%**
Casual Dining	7.3%
Quick Service Restaurants	6.9%
Healthcare	**13.4%**
Healthcare Services	3.2%
Animal Health Services	3.0%
Clinical	2.7%
Surgical	2.3%
Life Science	2.2%
Retail	**11.9%**
General Merchandise	6.6%
Automotive	3.2%
Home Furnishings	1.9%
Child Care	0.2%
Office	**6.3%**
Strategic Operations	2.9%
Corporate Headquarters	2.3%
Call Center	1.1%

Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	79	$65,478	17.5%	12,103	32.2%
Distribution & Warehouse	45	52,448	14.0%	9,212	24.5%
Food Processing	33	46,789	12.5%	5,501	14.6%
Flex and R&D	6	16,199	4.3%	1,157	3.1%
Industrial Services	23	11,918	3.2%	607	1.6%
Cold Storage	4	9,977	2.7%	723	1.9%
Untenanted	2	—	—	197	0.5%
Industrial Total	192	202,809	54.2%	29,500	78.4%
Restaurant
Casual Dining	100	27,204	7.3%	662	1.8%
Quick Service Restaurants	148	25,996	6.9%	502	1.3%
Restaurant Total	248	53,200	14.2%	1,164	3.1%
Healthcare
Healthcare Services	28	11,811	3.2%	462	1.2%
Animal Health Services	27	11,113	3.0%	405	1.1%
Clinical	21	10,572	2.7%	474	1.1%
Surgical	7	8,466	2.3%	256	0.7%
Life Science	9	8,045	2.2%	549	1.5%
Healthcare Total	92	50,007	13.4%	2,146	5.6%
Retail
General Merchandise	132	24,860	6.6%	1,865	5.0%
Automotive	64	11,829	3.2%	757	2.0%
Home Furnishings	13	7,265	1.9%	797	2.1%
Child Care	2	725	0.2%	20	0.1%
Retail Total	211	44,679	11.9%	3,439	9.2%
Office
Strategic Operations	6	10,754	2.9%	632	1.7%
Corporate Headquarters	7	8,553	2.3%	409	1.1%
Call Center	2	4,049	1.1%	287	0.8%
Untenanted	1	—	—	46	0.1%
Office Total	16	23,356	6.3%	1,374	3.7%
Total	759	$374,051	100.0%	37,623	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,917	4.3%	2,250	6.0%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,378	2.5%	2,284	6.1%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	7,780	2.1%	1,599	4.2%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,456	2.0%	147	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,263	1.7%	417	1.1%
J. Alexander’s, LLC*	Casual Dining	16	6,207	1.7%	131	0.3%
Hensley & Company*	Distribution & Warehouse	3	6,109	1.6%	577	1.5%
Salm Partners, LLC*	Food Processing	2	6,062	1.6%	426	1.1%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	6,060	1.6%	147	0.4%
Dollar General Corporation	General Merchandise	60	5,980	1.5%	562	1.6%
Total Top 10 Tenants		169	77,212	20.6%	8,540	22.7%

BluePearl Holdings, LLC**	Animal Health Services	13	5,742	1.5%	165	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.5%	156	0.4%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,454	1.5%	140	0.4%
Tractor Supply Company	General Merchandise	21	5,389	1.4%	417	1.1%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,157	1.4%	1,302	3.5%
Nestle’ Dreyer's Ice Cream Company[2]	Cold Storage	1	4,611	1.3%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,590	1.2%	230	0.6%
Arkansas Surgical Hospital	Surgical	1	4,588	1.2%	129	0.3%
Klosterman Bakery*	Food Processing	11	4,568	1.2%	549	1.5%
Chiquita Holdings Limited	Food Processing	1	4,418	1.2%	336	0.9%
Total Top 20 Tenants		285	$127,267	34.0%	12,273	32.6%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

2 Nestle’s ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	251	$54,041	14.4%	1,207	3.2%
Packaged Foods & Meats	29	41,172	11.0%	4,771	12.7%
Healthcare Facilities	67	35,731	9.6%	1,356	3.6%
Distributors	27	17,518	4.7%	2,757	7.3%
Auto Parts & Equipment	44	15,791	4.2%	2,710	7.2%
Food Distributors	8	14,404	3.9%	1,712	4.6%
Specialty Stores	31	14,113	3.8%	1,338	3.6%
Home Furnishing Retail	18	12,914	3.5%	1,858	4.9%
Specialized Consumer Services	45	11,867	3.2%	709	1.9%
Metal & Glass Containers	8	10,578	2.8%	2,206	5.9%
General Merchandise Stores	96	9,807	2.6%	880	2.3%
Industrial Machinery	20	9,749	2.6%	1,949	5.2%
Healthcare Services	18	9,722	2.6%	515	1.4%
Forest Products	8	9,378	2.5%	2,284	6.1%
Electronic Components	2	7,112	1.9%	466	1.2%
Other (38 industries)	84	100,154	26.7%	10,607	28.1%
Untenanted properties	3	—	—	298	0.8%
Total	759	$374,051	100.0%	37,623	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 759   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	65	$34,925	9.3%	3,505	9.3%	LA	4	3,414	0.9%	194	0.5%
MI	54	33,000	8.9%	3,799	10.0%	MS	11	3,370	0.9%	430	1.1%
IL	29	22,556	6.0%	2,364	6.3%	NE	6	3,286	0.9%	509	1.4%
WI	31	20,187	5.4%	2,132	5.7%	SC	13	3,014	0.8%	308	0.8%
CA	13	19,673	5.3%	1,718	4.6%	IA	4	2,869	0.8%	622	1.7%
OH	47	16,356	4.4%	1,582	4.2%	NM	9	2,779	0.7%	107	0.3%
MN	21	15,755	4.2%	2,500	6.6%	CO	4	2,545	0.7%	126	0.3%
FL	38	15,067	4.0%	789	2.1%	UT	3	2,492	0.7%	280	0.7%
TN	48	14,974	4.0%	1,084	2.9%	WA	12	2,332	0.6%	103	0.3%
IN	28	14,756	3.9%	1,832	4.9%	MD	3	2,226	0.6%	205	0.5%
AL	52	12,212	3.3%	863	2.3%	CT	2	1,837	0.5%	55	0.1%
AZ	8	12,053	3.2%	895	2.4%	ND	3	1,726	0.5%	48	0.1%
GA	33	11,962	3.2%	1,576	4.2%	MT	7	1,602	0.4%	43	0.1%
NC	28	10,430	2.8%	1,038	2.8%	DE	4	1,180	0.3%	133	0.4%
KY	24	9,843	2.6%	962	2.6%	VT	2	426	0.1%	24	0.1%
PA	22	9,824	2.6%	1,836	4.9%	WY	1	307	0.1%	21	0.1%
OK	24	8,535	2.3%	990	2.6%	NV	1	273	0.1%	6	0.0%
AR	11	7,899	2.1%	283	0.8%	OR	1	136	0.0%	9	0.0%
MA	3	6,686	1.8%	444	1.2%	SD	1	81	0.0%	9	0.0%
NY	25	6,630	1.8%	560	1.5%	Total U.S.	752	$365,931	97.8%	37,193	98.9%
MO	12	6,231	1.7%	1,138	3.0%	BC	2	4,804	1.3%	253	0.6%
KS	10	5,544	1.5%	643	1.7%	ON	3	2,024	0.5%	101	0.3%
VA	15	5,019	1.3%	178	0.5%	AB	1	952	0.3%	51	0.1%
WV	17	5,006	1.3%	884	2.3%	MB	1	340	0.1%	25	0.1%
NJ	3	4,913	1.3%	366	1.0%	Total Canada	7	$8,120	2.2%	430	1.1%
						Grand Total	759	$374,051	100.0%	37,623	100.0%

Our Leases

The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2024.

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# Properties	# Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2024	3	3	$2,915	0.8%	278	0.7%
2025	16	17	5,931	1.6%	351	0.9%
2026	25	26	13,966	3.7%	1,017	2.7%
2027	28	29	25,377	6.8%	2,178	5.8%
2028	28	29	19,828	5.2%	1,799	4.7%
2029	63	63	19,327	5.2%	2,592	6.9%
2030	90	90	48,899	13.1%	4,802	12.8%
2031	31	31	8,058	2.2%	783	2.1%
2032	62	63	32,527	8.7%	3,469	9.2%
2033	50	50	19,721	5.3%	1,593	4.2%
2034	35	35	9,174	2.5%	780	2.1%
2035	19	19	13,983	3.7%	2,021	5.4%
2036	87	87	27,302	7.3%	2,781	7.4%
2037	20	20	16,493	4.4%	1,110	2.9%
2038	39	39	13,868	3.7%	1,226	3.3%
2039	11	11	8,181	2.2%	928	2.5%
2040	31	31	5,917	1.6%	312	0.8%
2041	38	38	16,556	4.4%	1,363	3.6%
2042	58	58	44,073	11.8%	4,803	12.8%
2043	12	12	12,440	3.3%	853	2.3%
Thereafter	10	10	9,515	2.5%	2,286	6.1%
Untenanted properties	3	—	—	—	298	0.8%
Total	759	761	$374,051	100.0%	37,623	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2024, leases contributing 97.4% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of March 31, 2024 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	79.3%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.4%	3.0%
Every 4 years	1.1%	2.4%
Every 5 years	7.6%	1.7%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.8%	1.6%
Flat (b)	2.6%	—
Total/ABR Weighted Average	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of March 31, 2024, leases contributing 5.5% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of March 31, 2024, are displayed in the following chart:

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Lease Revenues, net

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2024	2023	$	%
Contractual rental amounts billed for operating leases	$97,549	$97,182	$367	0.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,104	5,512	(408)	(7.4)%
Write off of accrued rental income	(2,556)	(4,161)	1,605	38.6%
Variable rental amount earned	598	972	(374)	(38.5)%
Earned income from direct financing leases	682	685	(3)	(0.4)%
Interest income from sales-type leases	14	14	—	—%
Operating expenses billed to tenants	5,105	5,513	(408)	(7.4)%
Other income from real estate transactions	66	1	65	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,196)	(719)	(477)	(66.3)%
Total Lease revenues, net	$105,366	$104,999	$367	0.3%

The increase in Lease revenues, net, was primarily attributable to a decrease in the write off of accrued rental income of $1.6 million. Write offs are discrete charges in a quarter related to collection probabilities, and fluctuate quarter to quarter. The increase was partially offset by an increase in bad debt associated with a healthcare tenant on cash-basis.

Operating Expenses

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2024	2023	$	%
Operating expenses
Depreciation and amortization	$37,772	$39,278	$(1,506)	(3.8)%
Property and operating expense	5,660	5,996	(336)	(5.6)%
General and administrative	9,432	9,381	51	0.5%
Provision for impairment of investment in rental properties	26,400	29,801	(3,401)	(11.4)%
Total operating expenses	$79,264	$84,456	$(5,192)	(6.1)%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended March 31, 2024 was primarily due to net dispositions during the quarter.

Provision for impairment of investment in rental properties

The amount of impairment recognized varies quarter-to-quarter based on individual facts and circumstances during the quarter. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,	December 31,
(in thousands, except number of properties)	2024	2023
Number of properties	12	3
Carrying value prior to impairment charge	$83,924	$58,484
Fair value	57,524	28,683
Impairment charge	$26,400	$29,801

The $26.4 million impairment charges during the first quarter of 2024 resulted from changes in the Company’s long-term hold strategy with respect to the individual properties and were based on actual and expected sales prices. The impairments included an additional $15.2 million charge on a healthcare property that was previously impaired during the fourth quarter of 2023. Additionally, we sold a portfolio of 37 clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. As these properties were not classified as held-for-sale at our last reporting date, we evaluated the portfolio on an individual property basis, recognizing an $11.2 million impairment on 11 properties sold below carrying value, and a $59.1 million gain on 26 properties sold above carrying value.

Other income (expenses)

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2024	2023	$	%
Other income (expenses)
Interest income	$233	$141	$92	65.2%
Interest expense	(18,578)	(18,971)	(393)	(2.1)%
Gain on sale of real estate	59,132	6,269	52,863	> 100.0%
Income taxes	(408)	267	675	> 100.0%
Other income (expenses)	1,696	(1,453)	3,149	> 100.0%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2024, we recognized a gain of $59.1 million on the sale of 37 properties, compared to a gain of $6.3 million on the sale of five properties during the three months ended December 31, 2023, excluding the impact of impairments recognized with these sales.

Other income (expenses)

The increase in other income (expense) is due to the fluctuation of realized and unrealized foreign exchange gains/losses. For the three months ended March 31, 2024, there was a $1.7 million foreign exchange gain compared to a $1.5 million foreign exchange loss during the three months ended December 31, 2023.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands, except per share data)	2024	2023	$	%
Net income	$68,177	$6,797	$61,380	> 100.0%
Net earnings per diluted share	0.35	0.03	0.32	> 100.0%

The increase in net income is primarily attributable to a $52.9 million increase in gain on the sale of real estate, a $3.4 million decrease in impairment, and a $3.1 million increase in other income (expenses).

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Lease Revenues, net

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Contractual rental amounts billed for operating leases	$97,549	$98,102	$(553)	(0.6)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,104	7,370	(2,266)	(30.7)%
Write off of accrued rental income	(2,556)	(105)	(2,451)	< (100.0)%
Variable rental amount earned	598	341	257	75.4%
Earned income from direct financing leases	682	691	(9)	(1.3)%
Interest income from sales-type leases	14	14	—	—%
Operating expenses billed to tenants	5,105	5,075	30	0.6%
Other income from real estate transactions	66	7,392	(7,326)	(99.1)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,196)	112	(1,308)	< (100.0)%
Total Lease revenues, net	$105,366	$118,992	$(13,626)	(11.5)%

The decrease in Lease revenues, net was primarily attributable to a decrease in lease termination income (Other income from real estate transactions). Lease termination income for the three months ended March 31, 2023 was $7.5 million. There was no lease termination income for the three months ended March 31, 2024. Additionally, the decrease was due to a $2.3 million decrease in the amount of GAAP revenues recorded on a straight-line basis due to net disposition activity in 2023, an increase in write-off of accrued rental income of $2.5 million, and an increase in adjustment to revenue recognized for uncollectible rental amounts of $1.3 million.

Operating Expenses

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Operating expenses
Depreciation and amortization	$37,772	$41,784	$(4,012)	(9.6)%
Property and operating expense	5,660	5,886	(226)	(3.8)%
General and administrative	9,432	10,416	(984)	(9.4)%
Provision for impairment of investment in rental properties	26,400	1,473	24,927	> 100.0%
Total operating expenses	$79,264	$59,559	$19,705	33.1%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended March 31, 2024 was primarily due to net dispositions during the quarter.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,
(in thousands, except number of properties)	2024	2023
Number of properties	12	1
Carrying value prior to impairment charge	$83,924	$4,236
Fair value	57,524	2,763
Impairment charge	$26,400	$1,473

The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Other income (expenses)
Interest income	$233	$162	$71	43.8%
Interest expense	(18,578)	(21,139)	(2,561)	(12.1)%
Gain on sale of real estate	59,132	3,415	55,717	> 100.0%
Income taxes	(408)	(479)	(71)	(14.8)%
Other income (expenses)	1,696	(18)	1,714	> 100.0%

Interest expense

The decrease in interest expense reflects a decrease in average outstanding borrowings. Since March 31, 2023, we decreased total outstanding borrowings by $41.9 million. This was offset by an increase in our weighted average cost of borrowings, relating to our variable-rate USD Revolving Credit Facility borrowings. At March 31, 2024, the one-month SOFR rate was 5.33%, compared with 4.80% at March 31, 2023.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2024, we recognized a gain of $59.1 million on the sale of 37 properties, compared to a gain of $3.4 million on the sale of three properties during the three months ended March 31, 2023.

Other income (expenses)

The increase in other income (expenses) during the three months ended March 31, 2024 was primarily due to a $1.7 million foreign exchange gain recognized on the quarterly remeasurement of our $100 million Canadian Dollars ("CAD") Revolving Credit Facility borrowings, compared to a $0.02 million unrealized foreign exchange loss recognized during the three months ended March 31, 2023.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2024	2023	$	%
Net income	$68,177	$41,374	$26,803	64.8%
Net earnings per diluted share	0.35	0.21	0.14	66.7%

The increase in net income is primarily due to an increase on gain on sale of real estate of $55.8 million, a $4.0 million decrease in depreciation and amortization, a $2.6 million decrease in interest expense, and a $1.7 million increase in other income (expenses). These factors were partially offset by a $24.9 million increase in provision for impairment of investment in rental properties, and a $13.6 million decrease in lease revenue.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of March 31, 2024, we had total debt outstanding of $1.9 billion, Net Debt of $1.7 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 4.8x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 4.6x.

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

As detailed in the contractual obligations table below, we have approximately $392.3 million of expected obligations due throughout the remainder of 2024, primarily consisting of $280.1 million of commitments to fund investments, $55.9 million of dividends declared, $54.5 million of interest expense due, and $1.7 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our proceeds from dispositions and Revolving Credit Facility. As of March 31, 2024, we have $926.2 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds. We did not raise any equity on our ATM Program during the three months ended March 31, 2024, and have approximately $145.4 million of capacity remaining on the ATM Program as of March 31, 2024.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of March 31, 2024

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at March 31, 2024.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$73,820	Applicable reference rate + 0.85% (a)	Mar. 2026 (c)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95% (b)	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(3,740)
Total unsecured term loans, net	896,260
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,502)
Total senior unsecured notes, net	845,498
Total unsecured debt	$1,815,578
(a)
At March 31, 2024, the balance includes $100 million CAD borrowings remeasured to $73.8 million USD, and was subject to the one-month Canadian Dollar Offered Rate of 5.29%.
(b)
At March 31, 2024, one-month SOFR was 5.33%.
(c)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2024, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2024 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans	Senior Notes	Interest Expense (b)	Dividends (c)	Commitments to Fund Investments (d)	Total
Remainder of 2024	$—	$1,700	$—	$—	$54,497	$55,941	$280,119	$392,257
2025	—	20,195	—	—	75,363	—	2,000	97,558
2026	73,820	16,843	400,000	—	81,593	—	1,500	573,756
2027	—	1,596	200,000	150,000	51,545	—	—	403,141
2028	—	38,278	—	225,000	33,677	—	—	296,955
Thereafter	—	—	300,000	475,000	47,252	—	—	822,252
Total	$73,820	$78,612	$900,000	$850,000	$343,927	$55,941	$283,619	$2,585,919

(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2024. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of March 31, 2024 of $0.285 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures and development opportunities.

At March 31, 2024 investment in rental property of $119.8 million was pledged as collateral against our mortgages.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of March 31, 2024, we had 32 interest rate swaps outstanding with an aggregate notional amount of $973.8 million. Under these agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $222.8 million and $19.3 million at March 31, 2024 and March 31, 2023, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$70,867	$74,376
Net cash provided by investing activities	204,285	29,633
Net cash used in financing activities	(73,006)	(144,739)
Increase (decrease) in cash and cash equivalents and restricted cash	$202,146	$(40,730)

The decrease in net cash provided by operating activities was mainly due to the increase in disposition volume during the three months ended March 31, 2024.

The increase in cash provided by investing activities was mainly due to decreased investment volume and increased disposition volume during the three months ended March 31, 2024.

The decrease in net cash used in financing activities mainly reflects a decrease in net repayments on the Revolving Credit Facility.

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

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, unrealized and realized gains or losses on foreign currency transactions, severance and executive transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain revenues and expenses that are non-cash or unique in nature, including straight-line rents, amortization of lease intangibles, amortization of debt issuance costs, amortization of net mortgage premiums, non-capitalized transaction costs such as acquisition costs related to deals that failed to transact, (gain) loss on interest rate swaps and other non-cash interest expense, deferred taxes, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Net income	$68,177	$6,797	$41,374
Real property depreciation and amortization	37,690	39,115	41,745
Gain on sale of real estate	(59,132)	(6,270)	(3,415)
Provision for impairment on investment in rental properties	26,400	29,801	1,473
FFO	$73,135	$69,443	$81,177
Net write-offs of accrued rental income	2,556	4,161	297
Lease termination fees	—	—	(7,500)
Severance and executive transition costs	77	218	481
Other (income) expenses (a)	(1,696)	1,453	18
Core FFO	$74,072	$75,275	$74,473
Straight-line rent adjustment	(4,980)	(5,404)	(7,271)
Amortization of debt issuance costs	983	983	986
Amortization of net mortgage premiums	—	—	(26)
Non-capitalized transaction costs	182	—	—
Loss on interest rate swaps and other non-cash interest expense	159	319	522
Amortization of lease intangibles (b)	(1,018)	(1,014)	(2,691)
Stock-based compensation	1,475	1,401	1,492
Deferred taxes	—	(282)	—
AFFO	$70,873	$71,278	$67,485
(a)
Amount includes ($1.7) million, $1.5 million, and $18 thousand of unrealized and realized foreign exchange (gain) loss for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.
(b)
Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the three months ended March 31, 2023.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net income	$68,177	$6,797	$41,374
Depreciation and amortization	37,772	39,278	41,784
Interest expense	18,578	18,972	21,139
Income taxes	408	(268)	479
EBITDA	$124,935	$64,779	$104,776
Provision for impairment of investment in rental properties	26,400	29,801	1,473
Gain on sale of real estate	(59,132)	(6,270)	(3,415)
EBITDAre	$92,203	$88,310	$102,834
Adjustment for current quarter investment activity (a)	—	153	406
Adjustment for current quarter disposition activity (b)	(4,712)	(156)	(365)
Adjustment to exclude non-recurring and other expenses (c)	(125)	128	(1,023)
Adjustment to exclude net write-offs of accrued rental income	2,556	4,161	297
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(1,696)	1,453	18
Adjustment to exclude lease termination fees	—	—	(7,500)
Adjusted EBITDAre	$88,226	$94,049	$94,667
Estimated revenues from developments (d)	2,771	—	—
Pro Forma Adjusted EBITDAre	$90,997	$94,049	$94,667
Annualized EBITDAre	$368,812	$353,240	$411,336
Annualized Adjusted EBITDAre	$352,904	$376,196	$378,668
Pro Forma Annualized Adjusted EBITDAre	$363,988	$376,196	$378,668
(a)
Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes $0.1 million of employee severance and executive transition costs and ($0.2) million of forfeited stock-based compensation for the three months ended March 31, 2024. Amount includes $0.2 million of employee severance and executive transition costs and ($0.1) million of forfeited stock-based compensation during the three months ended December 31, 2023. Amount includes $0.1 million of executive transition costs and $0.4 million of accelerated stock-based compensation associated with the departure of our previous chief executive officer, and ($1.5) million of accelerated amortization of lease intangibles during the three months ended March 31, 2023.
(d)
Represents estimated contractual revenues based on in-process development spend to-date.

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

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Debt
Revolving Credit Facility	$73,820	$90,434	$108,330
Unsecured term loans, net	896,260	895,947	895,006
Senior unsecured notes, net	845,498	845,309	844,744
Mortgages, net	78,517	79,068	85,853
Debt issuance costs	8,337	8,848	10,390
Gross Debt	1,902,432	1,919,606	1,944,323
Cash and cash equivalents	(221,740)	(19,494)	(15,412)
Restricted cash	(1,038)	(1,138)	(3,898)
Net Debt	$1,679,654	$1,898,974	$1,925,013

Leverage Ratios:
Net Debt to Annualized EBITDAre	4.6x	5.4x	4.7x
Net Debt to Annualized Adjusted EBITDAre	4.8x	5.0x	5.1x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	4.6x	5.0x	5.1x

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in our 2023 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of March 31, 2024. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $61.8 million as of March 31, 2024.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of March 31, 2024. At March 31, 2024, all variable-rate debt was 100% fixed via interest rate swaps. Therefore, considering the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have no effect in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange Rate Risk

We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. A 10% increase or decrease in the exchange rate between the Canadian dollar and USD would have a corresponding $7.4 million increase or decrease in unrealized foreign currency gain or loss. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C. Cybersecurity.

There have been no material changes for cybersecurity set forth in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

BROADSTONE NET LEASE, INC.

Date: May 2, 2024	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: May 2, 2024	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer