Form 10-Q
period 2024-06-30
Broadstone Net Lease, Inc.
filed 2024-07-31
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024, or

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

There were 188,517,485 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of July 29, 2024.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Accounted for using the operating method:
Land	$773,224	$748,529
Land improvements	324,138	328,746
Buildings and improvements	3,708,366	3,803,156
Equipment	8,248	8,265
Total accounted for using the operating method	4,813,976	4,888,696
Less accumulated depreciation	(627,871)	(626,597)
Accounted for using the operating method, net	4,186,105	4,262,099
Accounted for using the direct financing method	26,413	26,643
Accounted for using the sales-type method	572	572
Property under development	165,014	94,964
Investment in rental property, net	4,378,104	4,384,278
Cash and cash equivalents	18,282	19,494
Accrued rental income	153,551	152,724
Tenant and other receivables, net	2,604	1,487
Prepaid expenses and other assets	33,255	36,661
Interest rate swap, assets	56,444	46,096
Goodwill	339,769	339,769
Intangible lease assets, net	282,548	288,226
Total assets	$5,264,557	$5,268,735

Liabilities and equity
Unsecured revolving credit facility	$79,096	$90,434
Mortgages, net	77,970	79,068
Unsecured term loans, net	896,574	895,947
Senior unsecured notes, net	845,687	845,309
Accounts payable and other liabilities	42,635	47,534
Dividends payable	58,028	56,869
Accrued interest payable	14,033	5,702
Intangible lease liabilities, net	53,124	53,531
Total liabilities	2,067,147	2,074,394

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 188,517 and 187,614 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	47	47
Additional paid-in capital	3,444,265	3,440,639
Cumulative distributions in excess of retained earnings	(449,893)	(440,731)
Accumulated other comprehensive income	60,383	49,286
Total Broadstone Net Lease, Inc. equity	3,054,802	3,049,241
Non-controlling interests	142,608	145,100
Total equity	3,197,410	3,194,341
Total liabilities and equity	$5,264,557	$5,268,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Lease revenues, net	$105,907	$109,353	$211,274	$228,345

Operating expenses
Depreciation and amortization	37,404	39,031	75,176	80,815
Property and operating expense	5,303	4,988	10,963	10,874
General and administrative	9,904	9,483	19,336	19,899
Provision for impairment of investment in rental properties	3,852	—	30,252	1,473
Total operating expenses	56,463	53,502	135,727	113,061

Other income (expenses)
Interest income	649	82	882	244
Interest expense	(17,757)	(20,277)	(36,334)	(41,416)
Gain on sale of real estate	3,384	29,462	62,515	32,877
Income taxes	(531)	(448)	(939)	(927)
Other income (expenses)	748	(1,674)	2,443	(1,692)
Net income	35,937	62,996	104,114	104,370
Net income attributable to non-controlling interests	(608)	(2,982)	(3,671)	(5,052)
Net income attributable to Broadstone Net Lease, Inc.	$35,329	$60,014	$100,443	$99,318

Weighted average number of common shares outstanding
Basic	187,436	186,733	187,363	186,433
Diluted	196,470	196,228	196,379	196,148
Net earnings per share attributable to common stockholders
Basic and diluted	$0.19	$0.32	$0.53	$0.53

Comprehensive income
Net income	$35,937	$62,996	$104,114	$104,370
Other comprehensive income
Change in fair value of interest rate swaps	(1,456)	19,652	10,348	1,753
Realized loss on interest rate swaps	62	522	221	1,044
Comprehensive income	34,543	83,170	114,683	107,167
Comprehensive income attributable to non-controlling interests	(546)	(3,937)	(4,146)	(5,138)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$33,997	$79,233	$110,537	$102,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2024	$47	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341
Net income	—	—	65,114	—	3,063	68,177
Issuance of 822 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(36)	—	—	—	(36)
Stock-based compensation, net of 25 shares of restricted stock forfeited	—	1,475	—	—	—	1,475
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 95 OP units to 95 shares of common stock	—	1,536	—	—	(1,536)	—
Distributions declared ($0.285 per share and OP Unit)	—	—	(54,552)	—	(2,740)	(57,292)
Change in fair value of interest rate swap agreements	—	—	—	11,274	530	11,804
Realized loss on interest rate swap agreements	—	—	—	152	7	159
Adjustment to non-controlling interests	—	4,220	—	(3,878)	(342)	—
Balance, March 31, 2024	$47	$3,446,910	$(430,169)	$56,834	$144,082	$3,217,704
Net income	—	—	35,329	—	608	35,937
Issuance of 55 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(200)	—	—	—	(200)
Contributions from non-controlling interests	—	—	—	—	1,000	1,000
Stock-based compensation, net of 5 shares of restricted stock forfeited	—	2,073	—	—	—	2,073
Conversion of 32 OP units to 32 shares of common stock	—	532	—	—	(532)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,053)	—	(2,657)	(57,710)
Change in fair value of interest rate swap agreements	—	—	—	(1,391)	(65)	(1,456)
Realized loss on interest rate swap agreements	—	—	—	59	3	62
Adjustment to non-controlling interests	—	(5,050)	—	4,881	169	—
Balance, June 30, 2024	$47	$3,444,265	$(449,893)	$60,383	$142,608	$3,197,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity - Continued

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

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$104,114	$104,370
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	73,063	77,039
Provision for impairment of investment in rental properties	30,252	1,473
Amortization of debt issuance costs and original issuance discount charged to interest expense	1,966	1,894
Stock-based compensation expense	3,548	3,418
Straight-line rent, direct financing and sales-type lease adjustments	(7,475)	(14,250)
Gain on sale of real estate	(62,515)	(32,877)
Other non-cash items	(2,239)	923
Changes in assets and liabilities:
Tenant and other receivables	(66)	371
Prepaid expenses and other assets	1,520	(192)
Accounts payable and other liabilities	(5,460)	(4,383)
Accrued interest payable	8,331	(1,182)
Net cash provided by operating activities	145,039	136,604

Investing activities
Acquisition of rental property	(218,891)	(25,990)
Investment in property under development including capitalized interest of $2,601 and $267 in 2024 and 2023, respectively	(70,051)	(37,449)
Capital expenditures and improvements	(3,304)	(23,593)
Proceeds from disposition of rental property, net	270,823	118,253
Change in deposits on investments in rental property	—	125
Net cash (used in) provided by investing activities	(21,423)	31,346

Financing activities
Offering costs, discounts, and commissions	(461)	(180)
Principal payments on mortgages and unsecured term loans	(1,117)	(6,411)
Borrowings on unsecured revolving credit facility	90,000	125,000
Repayments on unsecured revolving credit facility	(99,000)	(201,000)
Cash distributions paid to stockholders	(108,385)	(103,521)
Cash distributions paid to non-controlling interests	(5,389)	(5,613)
Net cash used in financing activities	(124,352)	(191,725)
Net decrease in cash and cash equivalents and restricted cash	(736)	(23,775)
Cash and cash equivalents and restricted cash at beginning of period	20,632	60,040
Cash and cash equivalents and restricted cash at end of period	$19,896	$36,265

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$19,494	$21,789
Restricted cash at beginning of period	1,138	38,251
Cash and cash equivalents and restricted cash at beginning of period	$20,632	$60,040

Cash and cash equivalents at end of period	$18,282	$20,763
Restricted cash at end of period	1,614	15,502
Cash and cash equivalents and restricted cash at end of period	$19,896	$36,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units and are recorded as non-controlling interests in the Condensed Consolidated Financial Statements. As the Corporation conducts substantially all of its operations through the OP, it is structured as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation’s common stock is listed on the New York Stock Exchange under the symbol “BNL.” The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.”

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, restaurant, healthcare, retail, and office commercial properties under long-term lease agreements. At June 30, 2024, the Company owned a diversified portfolio of 777 individual commercial properties with 770 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	June 30, 2024			December 31, 2023
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	188,517	8,801	197,318	187,614	8,928	196,542
Percent ownership of OP	95.5%	4.5%	100.0%	95.5%	4.5%	100.0%

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the entity. The accounting guidance for consolidation of VIEs is applied to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement may cause us to consider an entity a VIE. The contractual arrangements in a partnership agreement or other related contracts are reviewed to determine whether the entity is a VIE, and if the Company has variable interests in the VIE. The Company’s variable interests are then compared to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE. A primary beneficiary: (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company reassesses the initial evaluation of whether an entity is a VIE when certain events occur, and reassesses the primary beneficiary determination of a VIE on an ongoing basis based on current facts and circumstances. To the extent the Company has a variable interest in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

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

In June 2024, the Company invested $52.2 million in exchange for 98.1% ownership interest in a VIE. The Company is the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE, and therefore consolidates the VIE. The following table presents a summary of selected financial data of the consolidated VIE included in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2024
Assets
Accounted for using the operating method:
Land	$7,644
Land improvements	2,508
Buildings and improvements	38,648
Total accounted for using the operating method	48,800
Less accumulated depreciation	(240)
Accounted for using the operating method, net	48,560
Intangible lease assets, net	3,926
Other assets	1,831
Total assets	$54,317

Liabilities
Intangible lease liabilities, net	$555
Other liabilities	1,485
Total liabilities	$2,040

From time to time, the Company acquires properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the 1031 exchange structure at its discretion. The assets of the EAT primarily consist of leased property (net real estate investment in rental property and lease intangibles).

The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented.

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

Investment in Property Under Development

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development in the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once completed, the property under development is placed in service and depreciation commences. The following tables summarize the Company’s investments in property under development:

(in thousands)	June 30, 2024	December 31, 2023
Development, construction and improvement costs	$160,950	$93,501
Capitalized interest	4,064	1,463
Property under development	$165,014	$94,964

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment in properties under development, excluding capitalized costs	$30,591	$37,182	$67,450	$37,182

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2024 and 2023 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2024	2023	2024	2023
Number of properties	2	—	14	1
Impairment charge	$3,852	$—	$30,252	$1,473

During the three and six months ended June 30, 2024, the Company recognized impairment of of $3.9 million and $30.3 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments primarily include $18.1 million on two healthcare properties and $11.2 million on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment, and were based on actual and expected sales prices of the individual properties.

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

	June 30,	December 31,
(in thousands)	2024	2023
Escrow funds and other	$1,614	$1,138
1031 exchange proceeds	—	—
	$1,614	$1,138

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Rent received in advance	$14,292	$14,776

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$56,444	$—	$56,444	$—

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,096	$—	$46,096	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, applicable Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), Canadian Overnight Repo Rate Average (“CORRA”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	June 30, 2024	December 31, 2023
Carrying amount	$1,907,151	$1,919,607
Fair value	1,751,768	1,761,177

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at June 30, 2024 and December 31, 2023 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		June 30,	December 31,
(in thousands)	Financial Statement Presentation	2024	2023
Right-of-use assets	Prepaid expenses and other assets	$7,387	$8,476
Lease liabilities	Accounts payable and other liabilities	7,757	8,256

The Company’s right-of-use assets and lease liabilities primarily consist of a lease for the Company’s corporate office space, which expires in October 2033. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the six months ended June 30, 2024:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 4, 2024	Retail & Restaurant	8	$84,500	(a)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
		22	$217,053	(b)
(a)
In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(b)
Acquisition price excludes capitalized acquisition costs of $1.7 million.

The Company closed on the following acquisitions during the six months ended June 30, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(c)
May 25, 2023	Industrial	1	9,952
		5	$42,905	(d)
(c)
Acquisition of land to be developed in connection with a $204.8 million build-to-suit transaction expected to fund in multiple draws through October 2024 (see Note 16).
(d)
Acquisition price excludes capitalized acquisition costs of $2.8 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Land	$50,741	$2,461
Land improvements	10,121	2,694
Buildings and improvements	142,866	18,647
Property under development	—	19,648
Acquired in-place leases (e)	17,956	2,400
Acquired above-market leases (f)	1,028	—
Acquired below-market leases (g)	(3,996)	(166)
	$218,716	$45,684
(e)
The weighted average amortization period for acquired in-place leases is 11 years and 15 years for acquisitions completed during the six months ended June 30, 2024 and 2023, respectively.
(f)
The weighted average amortization period for acquired above-market leases is six years for acquisitions completed during the six months ended June 30, 2024. There were no above-market leases acquired during the six months ended June 30, 2023.
(g)
The weighted average amortization period for acquired below-market leases is nine years and 20 years for acquisitions completed during the six months ended June 30, 2024 and 2023, respectively.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the six months ended June 30, 2024 and 2023, qualified as asset acquisitions and as such, acquisition costs were capitalized.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except number of properties)	2024	2023	2024	2023
Number of properties disposed	3	4	40	7
Aggregate sale price	$24,350	$69,390	$276,102	$121,264
Aggregate carrying value	(20,473)	(38,381)	(209,846)	(85,376)
Additional sales expenses	(493)	(1,547)	(3,741)	(3,011)
Gain on sale of real estate	$3,384	$29,462	$62,515	$32,877

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, restaurant, healthcare, retail, and office property types. At June 30, 2024, the Company had 777 real estate properties, 764 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation	$29,480	$30,989	$59,474	$62,146

Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$194,506
2025	400,269
2026	398,481
2027	384,581
2028	368,069
Thereafter	3,075,488
$4,821,394

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Undiscounted estimated lease payments to be received	$33,569	$35,155
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(21,605)	(22,944)
Reserve for credit losses	(98)	(115)
Net investment in direct financing leases	$26,413	$26,643

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$1,586
2025	3,285
2026	3,357
2027	3,426
2028	3,496
Thereafter	18,419
$33,569

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual rental amounts billed for operating leases	$95,736	$96,456	$193,285	$194,558
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,177	7,380	10,281	14,750
Net write-offs of accrued rental income	—	—	(2,556)	(105)
Variable rental amounts earned	659	452	1,257	793
Earned income from direct financing leases	689	689	1,371	1,380
Interest income from sales-type leases	15	15	29	29
Operating expenses billed to tenants	4,651	4,594	9,756	9,669
Other income from real estate transactions	12	3	79	7,395	(a)
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,032)	(236)	(2,228)	(124)
Total lease revenues, net	$105,907	$109,353	$211,274	$228,345
(a)
The six months ended June 30, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	June 30, 2024	December 31, 2023
Lease intangibles:
Acquired above-market leases	$41,237	$44,711
Less accumulated amortization	(18,377)	(20,312)
Acquired above-market leases, net	22,860	24,399
Acquired in-place leases	415,062	416,206
Less accumulated amortization	(155,374)	(152,379)
Acquired in-place leases, net	259,688	263,827
Total intangible lease assets, net	$282,548	$288,226
Acquired below-market leases	$99,650	$98,535
Less accumulated amortization	(46,526)	(45,004)
Intangible lease liabilities, net	$53,124	$53,531
Leasing fees	$17,676	$18,117
Less accumulated amortization	(6,399)	(6,426)
Leasing fees, net	$11,277	$11,691

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Intangible	Financial Statement Presentation	2024	2023	2024	2023
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,840	$8,001	$15,536	$18,589
Above-market and below-market leases	Lease revenues, net	1,096	1,088	2,117	3,782

There was no accelerated amortization for the three and six months ended June 30, 2024, respectively. There was no accelerated amortization for the three months ended June 30, 2023. For the six months ended June 30, 2023, amortization expense includes $0.9 million of accelerated amortization resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at June 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$13,401
2025	26,102
2026	25,050
2027	23,161
2028	20,888
Thereafter	132,099
$240,701

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2024	December 31, 2023	Interest Rate	Maturity Date
Unsecured revolving credit facility	$79,096	$90,434	Applicable reference rate + 0.85% (a)	Mar. 2026 (c)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	one-month adjusted SOFR + 0.95% (b)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	one-month adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(3,426)	(4,053)
Total unsecured term loans, net	896,574	895,947
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,313)	(4,691)
Total senior unsecured notes, net	845,687	845,309
Total unsecured debt, net	$1,821,357	$1,831,690

(a)
At June 30, 2024 and December 31, 2023, a balance of $6.0 million and $15.0 million was subject to the one-month SOFR of 5.34% and 5.35%, respectively. The remaining balance of $100 million Canadian Dollar (“CAD”) borrowings remeasured to $73.1 million United States Dollar (”USD”) and $75.4 million USD, at June 30, 2024 and December 31, 2023, respectively, and was subject to the adjusted daily simple CORRA of 4.80% at June 30, 2024 and one-month CDOR, of 5.46% at December 31, 2023. Effective May 24, 2024, the $100 million CAD borrowings converted into an adjusted daily simple CORRA borrowing resulting from CDOR’s cessation in June 2024.
(b)
At June 30, 2024 and December 31, 2023, one-month SOFR was 5.34% and 5.35%, respectively.
(c)
The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At June 30, 2024, the weighted average interest rate on all outstanding borrowings was 5.30% exclusive of interest rate swap agreements, and 3.73% inclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of June 30, 2024, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Debt issuance costs and original issuance discount amortization	$983	$986	$1,966	$1,972

8. Mortgages

The Company’s mortgages consist of the following:

	Origination	Maturity
(in thousands, except interest rates)	Date	Date	Interest	June 30,	December 31,
Lender	(Month/Year)	(Month/Year)	Rate	2024	2023
Wilmington Trust National Association	Apr-19	Feb-28	4.92%	$43,531	$44,207	(a) (b) (c) (d)
Wilmington Trust National Association	Jun-18	Aug-25	4.36%	18,506	18,725	(a) (b) (c) (d)
PNC Bank	Oct-16	Nov-26	3.62%	16,018	16,241	(b) (c)
Total mortgages				78,055	79,173
Debt issuance costs, net				(85)	(105)
Mortgages, net				$77,970	$79,068
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At June 30, 2024, investment in rental property of $119.1 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$1,143
2025	20,195
2026	495,939
2027	351,596
2028	263,278
Thereafter	775,000
$1,907,151

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

During the three months ended June 30, 2024, the Company entered into nine forward-starting interest rate swaps with various institutions for a total notional amount of $460.0 million in order to mitigate the impact of interest rate variability over the term of the Company’s current and expected debt obligations. These swap arrangements are effective during various periods between March and December 2025 and mature in 2030.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				June 30, 2024			December 31, 2023
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps:
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$15,000		$103	$15,000		$255
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	15,000		239	15,000		445
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		428	25,000		713
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		553	25,000		734
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		670	25,000		768
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		751	25,000		888
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		911	25,000		887
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		1,054	25,000		1,071
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		1,611	40,000		1,615
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		1,395	35,000		1,389
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		1,051	25,000		1,067
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		517	15,000		439
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		2,216	35,000		2,186
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		509	10,000		423
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		1,473	25,000		1,299
Toronto-Dominion Bank	March 2027	2.46%	one-month CDOR	14,619	(b)	588	15,087	(b)	572
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		1,102	25,000		806
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		1,557	25,000		1,215
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		1,550	25,000		1,197
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		4,665	75,000		3,632
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		2,267	25,000		1,835
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		2,237	25,000		1,801
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		2,329	25,000		1,900
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		2,334	25,000		1,908
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		6,462	100,000		4,392
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,946	45,000		2,021
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		932	15,000		618
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		6,490	100,000		4,427
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		3,192	25,000		2,828
Regions Bank	March 2032	2.69%	one-month CDOR	14,619	(b)	931	15,087	(b)	677
U.S. Bank National Association	March 2032	2.70%	one-month CDOR	14,619	(b)	930	15,087	(b)	678
Bank of Montreal	March 2034	2.81%	one-month CDOR	29,239	(c)	2,082	30,174	(c)	1,410
				973,096		56,075	975,435		46,096
Forward Starting Swaps: (d)
Bank of Montreal	March 2030	3.80%	daily simple SOFR	80,000		—	—		—
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	50,000		35	—		—
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	70,000		76	—		—
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	55,000		48	—		—
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	50,000		29	—		—
Regions Bank	September 2030	3.69%	daily simple SOFR	15,000		13	—		—
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	15,000		14	—		—
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		101	—		—
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		53	—		—
				460,000		369	—		—
Total Swaps				$1,433,096		$56,444	$975,435		$46,096
(a)
Effective July 1, 2024, the variable rate index for CDOR based swaps will convert to daily compounded CORRA concurrent with CDOR’s cessation.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.
(d)
Forward starting swaps have effective dates that are five years prior to each respective maturity date.

At June 30, 2024, the weighted average interest rate on all outstanding borrowings was 3.73%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.28%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of (Loss) Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended June 30,	Income	Location	Gain	Income
2024	$(1,456)	Interest expense	$7,619	$17,757
2023	19,652	Interest expense	6,182	20,277

	Amount of Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Six Months Ended June 30,	Income	Location	Gain	Income
2024	$10,348	Interest expense	$15,167	$36,334
2023	1,753	Interest expense	11,179	41,416

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $25.3 million.

10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
OP Units exchanged for shares of common stock	32	25	127	921
Value of units exchanged	$532	$398	$2,068	$15,295

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2024. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the six months ended June 30, 2024 and 2023, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program (“ATM Program”)

In May 2024, the Company replaced its prior ATM Program with a new ATM Program, through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million. The Company’s ATM Program provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. The Company was authorized to publicly offer and sell shares of common stock having an aggregate gross sales price of up to $400.0 million under the prior ATM Program, of which the Company sold shares of common stock having an aggregate gross sales price of $254.6 million. During the six months ended June 30, 2024, and June 30, 2023, no shares were issued under the applicable ATM Program and, as of June 30, 2024, the Company has $400.0 million of available capacity under the new ATM Program.

Share Repurchase Program

The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 12, 2024, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period beginning on March 14, 2024. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the six months ended June 30, 2024 and 2023, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three and six months ended June 30, 2024, the Company awarded 55,064 and 833,007 shares of restricted stock awards (“RSAs”), respectively, to officers, employees and non-employee directors under the Company’s equity incentive plan. During the three and six months ended June 30, 2023, the Company awarded 50,531 and 309,630 shares of RSAs, respectively, to officers, employees and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three and six months ended June 30, 2024, were $15.23 and $14.77, respectively, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value of awards granted per share during the three and six months ended June 30, 2023, were $16.33 and $17.52, respectively.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Compensation cost	$1,346	$932	$2,389	$2,660
Dividends declared on unvested RSAs	300	142	595	278
Fair value of shares vested during the period	762	520	3,969	3,384

As of June 30, 2024, there was $14.4 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.6 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended June 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,036	$15.57	495	$19.00
Granted	55	15.23	51	16.33
Vested	(50)	16.33	(32)	20.22
Forfeited	(5)	16.98	(6)	18.90
Unvested at end of period	1,036	15.51	508	18.65

	For the Six Months Ended June 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	492	$18.63	396	$20.36
Granted	833	14.77	310	17.52
Vested	(259)	18.70	(192)	20.33
Forfeited	(30)	18.68	(6)	18.90
Unvested at end of period	1,036	15.51	508	18.65

Performance-based Restricted Stock Units

During the six months ended June 30, 2024, the Company issued target grants of 202,308 of performance-based restricted stock units (“PRSUs”), under the Company’s equity incentive plan to the officers of the Company. During the six months ended June 30, 2023, the Company issued target grants of 186,481 of PRSUs. During the three months ended June 30, 2024 and 2023, there were no PRSUs issued. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the six months ended June 30, 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Compensation cost	$727	$607	$1,159	$758

As of June 30, 2024, there was $5.4 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.1 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended June 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	446	$20.89	358	$25.01
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	446	20.89	358	25.01

	For the Six Months Ended June 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	351	$24.90	233	$26.27
Granted	202	15.84	186	23.78
Vested	(88)	24.40	—	—
Forfeited	(19)	25.09	(61)	26.80
Unvested at end of period	446	20.89	358	25.01

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$35,329	$60,014	$100,443	$99,318
Less: earnings allocated to unvested restricted shares	(300)	(162)	(595)	(278)
Net earnings used to compute basic earnings per common share	$35,029	$59,852	$99,848	$99,040

Diluted earnings:
Net earnings used to compute basic earnings per common share	$35,029	$59,852	$99,848	$99,040
Add: net earnings attributable to OP unit holders	1,608	2,982	4,671	5,052
Add: undistributed earnings allocated to unvested restricted shares	—	21	—	—
Less: undistributed earnings reallocated to unvested restricted shares	—	(20)	—	—
Net earnings used to compute diluted earnings per common share	$36,637	$62,835	$104,519	$104,092

Weighted average number of common shares outstanding	188,470	187,237	188,211	186,901
Less: weighted average unvested restricted shares (a)	(1,034)	(504)	(848)	(468)
Weighted average number of common shares outstanding used in basic earnings per common share	187,436	186,733	187,363	186,433
Add: effects of restricted stock units (b)	205	191	180	151
Add: effects of convertible OP units (c)	8,829	9,304	8,836	9,564
Weighted average number of common shares outstanding used in diluted earnings per common share	196,470	196,228	196,379	196,148

Basic earnings per share	$0.19	$0.32	$0.53	$0.53
Diluted earnings per share	$0.19	$0.32	$0.53	$0.53
(a)
Represents the weighted average effects of 1,035,110 and 506,671 unvested restricted shares of common stock as of June 30, 2024 and 2023, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 8,800,636 and 9,284,245 OP Units outstanding at June 30, 2024 and 2023, respectively.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $28.4 million and $39.7 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid for income taxes was $0.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the six months ended June 30, 2024, the Company converted 127,100 OP Units valued at $2.1 million to 127,100 shares of common stock. During the six months ended June 30, 2023, the Company converted 920,561 OP Units valued at $15.3 million to 920,561 shares of common stock.
•
At June 30, 2024 and 2023, dividend amounts declared and accrued but not yet paid amounted to $58.0 million and $55.6 million, respectively.

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

As of June 30, 2024, the Company has a commitment to fund one build-to-suit transaction with a remaining obligation of $43.5 million expected to fund in multiple draws through October 2024, using a combination of available cash on hand and unsecured revolving credit facility borrowings. Rent is contractually scheduled to commence at the earlier of construction completion or October 15, 2024.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of June 30, 2024, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

17. Subsequent Events

On July 15, 2024, the Company paid distributions totaling $57.2 million.

On July 25, 2024, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the third quarter of 2024, which will be payable on or before October 15, 2024 to stockholders and OP unitholders of record as of September 30, 2024.

Subsequent to June 30, 2024, the Company paid down $6.0 million, and borrowed $23.5 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.

Subsequent to June 30, 2024, the Company sold a portfolio of five healthcare properties with an aggregate carrying value of approximately $27.9 million for total proceeds of $30.8 million. The Company incurred additional expenses related to the sales of approximately $0.4 million, resulting in a gain on sale of real estate of approximately $2.5 million.

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
•
“investments” or amounts “invested” include real estate investments in new property acquisitions, revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, development funding opportunities, and transitional capital, which represent shorter term investments and currently includes a preferred equity investment, and exclude capitalized costs;
•
“cash capitalization rate” represents either (1) for acquisitions and new developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisitions costs, or (2) for dispositions, the estimated first year cash yield to be generated subsequent to disposition based on a property’s ABR in effect immediately prior to the disposition, divided by the disposition price, or (3) for transitional capital, the contractual cash yield to be generated on total invested capital;
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

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of June 30, 2024, our portfolio includes 777 properties, with 770 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Portfolio. As of June 30, 2024, our portfolio comprised approximately 38.5 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are diversified across industrial, restaurant, healthcare, retail, and office property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, general merchandise, casual dining, and quick service restaurants.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.5% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by approximately 207 different commercial tenants who operate 196 different brands that are diversified across 53 differing industries, with no single tenant accounting for more than 4.1% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of June 30, 2024, our portfolio was approximately 99.3% leased with an ABR weighted average remaining lease term of approximately 10.4 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.4% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.8% of our tenants, based on ABR, provide financial reporting, of which 86.0% are required to provide us with specified financial information on a periodic basis, and an additional 8.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Current Macroeconomic Conditions and Strategic Priorities

Over the last two fiscal years, challenging macroeconomic conditions directly impacted the broader commercial real estate market and, in particular, the net lease real estate market. During the latter half of fiscal 2022, interest rates began to rise steadily and persisted through fiscal 2023, resulting in a challenging lending environment and a material increase in the cost of capital for commercial real estate buyers and lenders. The increase in interest rates accelerated at a more aggressive pace than commercial real estate capitalization rates, thereby compressing earnings on new investments. More recently, market expectations about expansionary monetary policy resulted in net lease real estate sellers maintaining higher pricing expectations, which ultimately led to a significant decrease in transaction volumes during the latter half of 2023 and into 2024. These challenging macroeconomic conditions have limited and may continue to limit the ability of commercial real estate owners, including us, to complete real estate acquisitions at volume and accretion levels consistent with prior years, resulting in lower earnings growth rates compared to historical periods.

Notwithstanding the challenging macroeconomic conditions, we believe that our portfolio performance and strong liquidity profile position our Company well for future opportunities. We expect to achieve growth in revenues and earnings through our four building blocks, including best-in-class portfolio rent escalations, revenue generating capital expenditures with existing tenants thanks to our industrial focus, development funding opportunities provided by the distressed lending environment, and a diversified acquisition pipeline. In addition, as part of our prudent portfolio management, on February 21, 2024, we announced the strategic decision to sell our clinically oriented healthcare properties as part of our healthcare portfolio simplification strategy. Our decision to sell these assets was in part due to our review of our investment pipeline and expectation that we would fully redeploy the proceeds into our core investment verticals of industrial, retail, and restaurant assets without diluting our per share results. Through June 30, 2024, we have sold 38 healthcare properties for gross proceeds of $262.2 million, accounting for approximately 50% of the assets we have identified for disposition as part of our healthcare portfolio simplification strategy. Subsequent to quarter end, we closed on the first of two tranches associated with a portfolio sale of clinically-oriented healthcare assets (the “Portfolio Sale”), selling five properties for gross proceeds of $30.8 million. The second tranche, representing 10 additional properties for $49.5 million, will close in October 2024. In total, the Portfolio Sale will generate $80.3 million of gross proceeds at a weighted average capitalization rate of 7.96%, representing an additional 15% of our planned healthcare simplification strategy sales and completing nearly all previously planned healthcare dispositions for 2024.

Since the announcement of our healthcare portfolio simplification strategy in the fourth quarter of 2023, we have successfully redeployed all of the proceeds from the dispositions of our clinically-oriented healthcare properties. As a result of actual and planned sales from our healthcare portfolio simplification strategy, we have recognized a $64.3 million gain on sale of real estate and incurred $59.7 million of impairment charges through the date of this filing. Outside of gains on sale of real estate and impairments, we do not expect our healthcare portfolio simplification strategy to materially impact our results of operations or financial position.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of June 30, 2024. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $385.5 million as of June 30, 2024.

Diversification by Property Type

$385.5 M
Annualized
Base Rent

Industrial	**54.6%**
Manufacturing	16.9%
Distribution & Warehouse	14.3%
Food Processing	12.8%
Flex and R&D	4.2%
Industrial Services	3.8%
Cold Storage	2.6%
Restaurant	**14.0%**
Casual Dining	7.2%
Quick Service Restaurants	6.8%
Healthcare	**12.7%**
Healthcare Services	3.1%
Animal Health Services	2.9%
Clinical	2.5%
Surgical	2.2%
Life Science	2.0%
Retail	**12.6%**
General Merchandise	7.4%
Automotive	3.1%
Home Furnishings	1.9%
Child Care	0.2%
Office	**6.1%**
Strategic Operations	2.8%
Corporate Headquarters	2.2%
Call Center	1.1%

Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	79	$65,334	16.9%	12,094	31.5%
Distribution & Warehouse	48	55,025	14.3%	9,521	24.8%
Food Processing	34	49,202	12.8%	5,736	14.9%
Flex and R&D	6	16,199	4.2%	1,157	3.0%
Industrial Services	29	14,659	3.8%	725	1.9%
Cold Storage	4	9,977	2.6%	723	1.9%
Untenanted	2	—	—	197	0.4%
Industrial Total	202	210,396	54.6%	30,153	78.4%
Restaurant
Casual Dining	102	27,604	7.2%	674	1.8%
Quick Service Restaurants	151	26,382	6.8%	514	1.3%
Restaurant Total	253	53,986	14.0%	1,188	3.1%
Healthcare
Healthcare Services	28	11,842	3.1%	462	1.2%
Animal Health Services	27	11,208	2.9%	405	1.1%
Clinical	19	9,640	2.5%	425	1.1%
Surgical	7	8,486	2.2%	256	0.7%
Life Science	8	7,673	2.0%	519	1.3%
Untenanted	1	—	—	14	—
Healthcare Total	90	48,849	12.7%	2,081	5.4%
Retail
General Merchandise	137	28,736	7.4%	2,118	5.5%
Automotive	65	12,045	3.1%	764	2.0%
Home Furnishings	13	7,265	1.9%	797	2.0%
Child Care	2	726	0.2%	21	0.1%
Retail Total	217	48,772	12.6%	3,700	9.6%
Office
Strategic Operations	6	10,880	2.8%	632	1.6%
Corporate Headquarters	7	8,553	2.2%	409	1.1%
Call Center	2	4,049	1.1%	287	0.8%
Office Total	15	23,482	6.1%	1,328	3.5%
Total	777	$385,485	100.0%	38,450	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,917	4.1%	2,250	5.9%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,612	2.5%	2,284	5.9%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	7,780	2.0%	1,599	4.2%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,456	1.9%	147	0.4%
Tractor Supply Company	General Merchandise	23	6,353	1.7%	462	1.2%
Axcelis Technologies, Inc.	Flex and R&D	1	6,263	1.6%	417	1.1%
J. Alexander’s, LLC*	Casual Dining	16	6,207	1.6%	131	0.3%
Salm Partners, LLC*	Food Processing	2	6,168	1.6%	426	1.1%
Hensley & Company*	Distribution & Warehouse	3	6,109	1.6%	577	1.5%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	6,061	1.6%	147	0.4%
Total Top 10 Tenants		132	77,926	20.2%	8,440	22.0%

Dollar General Corporation	General Merchandise	60	5,980	1.6%	562	1.5%
BluePearl Holdings, LLC**	Animal Health Services	13	5,750	1.5%	165	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.4%	156	0.4%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,454	1.4%	140	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,157	1.3%	1,302	3.4%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,650	1.2%	576	1.5%
Nestle’ Dreyer's Ice Cream Company[2]	Cold Storage	1	4,611	1.2%	309	0.8%
Carvana, LLC*	Industrial Services	2	4,589	1.2%	230	0.6%
Arkansas Surgical Hospital	Surgical	1	4,587	1.2%	129	0.3%
Klosterman Bakery*	Food Processing	11	4,567	1.2%	549	1.4%
Total Top 20 Tenants		291	$128,809	33.4%	12,558	32.7%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

2 Nestle’s ABR excludes $1.6 million of rent paid under a sub-lease for an additional property, which will convert to a prime lease no later than August 2024.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	256	$54,827	14.2%	1,231	3.2%
Packaged Foods & Meats	34	45,974	11.9%	5,347	13.9%
Healthcare Facilities	65	34,900	9.1%	1,307	3.4%
Specialty Stores	35	17,930	4.7%	1,561	4.1%
Distributors	27	17,593	4.6%	2,757	7.2%
Auto Parts & Equipment	45	16,518	4.3%	2,888	7.5%
Food Distributors	8	14,545	3.8%	1,712	4.5%
Home Furnishing Retail	18	12,914	3.3%	1,858	4.8%
Specialized Consumer Services	46	12,082	3.1%	716	1.9%
Metal & Glass Containers	8	10,578	2.7%	2,206	5.7%
General Merchandise Stores	96	9,807	2.5%	880	2.3%
Industrial Machinery	20	9,793	2.5%	1,949	5.1%
Healthcare Services	18	9,766	2.5%	515	1.3%
Forest Products	8	9,612	2.5%	2,284	5.9%
Electronic Components	2	7,112	1.8%	466	1.2%
Other (38 industries)	88	101,534	26.5%	10,506	27.3%
Untenanted properties	3	—	—	267	0.7%
Total	777	$385,485	100.0%	38,450	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 777 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	67	$36,578	9.5%	3,615	9.4%	MS	12	4,072	1.1%	607	1.6%
MI	54	32,805	8.5%	3,799	9.9%	LA	5	3,942	1.0%	211	0.5%
CA	18	24,334	6.4%	2,294	6.0%	SC	15	3,854	1.0%	340	0.9%
IL	29	22,625	5.9%	2,364	6.1%	NE	6	3,286	0.9%	509	1.3%
WI	30	19,435	5.0%	1,945	5.1%	WA	14	3,242	0.8%	148	0.4%
OH	47	16,471	4.3%	1,582	4.1%	IA	4	2,869	0.7%	622	1.6%
MN	21	15,801	4.1%	2,500	6.5%	NM	9	2,802	0.7%	107	0.3%
FL	38	15,149	3.9%	789	2.1%	CO	4	2,545	0.7%	126	0.3%
TN	48	15,037	3.9%	1,084	2.8%	UT	3	2,492	0.6%	280	0.7%
IN	28	14,824	3.8%	1,832	4.8%	MD	3	2,230	0.6%	205	0.5%
AL	52	12,215	3.2%	863	2.2%	CT	2	1,892	0.5%	55	0.1%
AZ	8	12,085	3.2%	895	2.3%	ND	3	1,726	0.4%	48	0.1%
GA	33	11,966	3.1%	1,576	4.1%	MT	7	1,602	0.4%	43	0.1%
NC	28	10,451	2.7%	1,038	2.7%	DE	4	1,180	0.3%	133	0.3%
PA	22	9,900	2.6%	1,836	4.8%	VT	2	432	0.1%	24	0.1%
KY	23	9,091	2.4%	927	2.4%	WY	1	307	0.1%	21	0.1%
OK	25	8,934	2.3%	1,006	2.6%	NV	1	273	0.1%	6	0.0%
MO	19	8,919	2.3%	1,260	3.3%	OR	1	136	0.0%	9	0.0%
AR	11	7,905	2.1%	283	0.7%	SD	1	81	0.0%	9	0.0%
MA	3	6,686	1.7%	444	1.2%	Total U.S.	770	$377,367	97.9%	38,020	98.8%
NY	24	6,631	1.7%	514	1.3%	BC	2	4,769	1.3%	253	0.7%
KS	10	5,544	1.4%	643	1.7%	ON	3	2,045	0.5%	101	0.3%
WV	17	5,075	1.3%	884	2.3%	AB	1	961	0.2%	51	0.1%
VA	15	5,030	1.3%	178	0.5%	MB	1	343	0.1%	25	0.1%
NJ	3	4,913	1.3%	366	1.0%	Total Canada	7	$8,118	2.1%	430	1.2%
						Grand Total	777	$385,485	100.0%	38,450	100.0%

Our Leases

The following chart sets forth our lease expirations based upon the terms of the leases in place as of June 30, 2024.

20%
10%
0%
0.6%
1.6%
3.6%
6.6%
5.2%
5.3%
12.8%
2.1%
8.5%
5.2%
2.6%
3.6%
7.7%
5.3%
3.6%
1.9%
1.6%
4.3%
11.4%
3.7%
2.8%
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
Thereafter

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2024	1	$2,468	0.6%	217	0.6%
2025	17	6,071	1.6%	358	0.9%
2026	25	13,995	3.6%	1,017	2.6%
2027	29	25,569	6.6%	2,257	5.9%
2028	29	20,003	5.2%	1,805	4.7%
2029	64	20,368	5.3%	2,679	7.0%
2030	93	49,180	12.8%	4,822	12.5%
2031	32	8,199	2.1%	786	2.0%
2032	62	32,634	8.5%	3,469	9.0%
2033	51	20,055	5.2%	1,598	4.2%
2034	36	9,880	2.6%	957	2.5%
2035	19	13,779	3.6%	2,021	5.3%
2036	90	29,682	7.7%	2,894	7.5%
2037	24	20,505	5.3%	1,578	4.1%
2038	39	13,886	3.6%	1,226	3.2%
2039	10	7,385	1.9%	741	1.9%
2040	31	5,987	1.6%	312	0.8%
2041	39	16,728	4.3%	1,367	3.6%
2042	58	44,131	11.4%	4,803	12.5%
2043	13	14,320	3.7%	944	2.5%
Thereafter	12	10,660	2.8%	2,332	6.0%
Total leased properties	774	385,485	100.0%	38,183	99.3%
Untenanted properties	3	—	—	267	0.7%
Total properties	777	$385,485	100.0%	38,450	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2024, leases contributing 97.4% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of June 30, 2024 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	79.0%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.3%	3.0%
Every 4 years	1.1%	2.4%
Every 5 years	8.2%	1.7%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.6%	1.6%
Flat (b)	2.6%	—
Total/ABR Weighted Average	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of June 30, 2024, leases contributing 5.4% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of June 30, 2024, are displayed in the following chart:

Transitional Capital

In addition to investing in new property acquisitions, revenue generating capital expenditures, and development fundings, we may, from time to time, invest in transitional capital opportunities, including preferred equity interests and real estate lending opportunities. Such investments are intended to be shorter in duration, capitalizing on the distressed lending environment.

The following table presents our transitional capital investments at June 30, 2024:

June 30, 2024
Transitional Capital:
Type	Preferred Equity
Investment (’000s) (a)	52,200
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Term (years) (c)	3.0
Property type	Retail Center
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted avg. lease term (years)	3.6
Occupancy rate (based on SF) (d)	98.7%
Quarterly rent collection	98.4%
(a)
Agreement includes commitment to fund up to an additional $7.8 million of preferred capital.
(b)
Represents stated yield with unpaid amounts accruing with preferential payment.
(c)
Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)
Includes leases that have been executed but have not yet commenced

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Lease Revenues, net

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Contractual rental amounts billed for operating leases	$95,736	$97,549	$(1,813)	(1.9)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,177	5,104	73	1.4%
Net write-offs of accrued rental income	-	(2,556)	2,556	100.0%
Variable rental amount earned	659	598	61	10.2%
Earned income from direct financing leases	689	682	7	1.0%
Interest income from sales-type leases	15	14	1	7.1%
Operating expenses billed to tenants	4,651	5,105	(454)	(8.9)%
Other income from real estate transactions	12	66	(54)	(81.8)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,032)	(1,196)	164	13.7%
Total Lease revenues, net	$105,907	$105,366	$541	0.5%

The increase in Lease revenues, net, was primarily attributable to a decrease in the write off of accrued rental income of $2.6 million. Write offs are discrete charges in a quarter related to collection probabilities, and fluctuate quarter to quarter. The increase was partially offset by a decrease in contractual rental amounts of $1.8 million, primarily due to the timing of the majority of our 2024 dispositions which occurred at the end of the three months ended March 31, 2024, compared to our redeployment into new properties which occurred during the three months ended June 30, 2024.

Operating Expenses

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Operating expenses
Depreciation and amortization	$37,404	$37,772	$(368)	(1.0)%
Property and operating expense	5,303	5,660	(357)	(6.3)%
General and administrative	9,904	9,432	472	5.0%
Provision for impairment of investment in rental properties	3,852	26,400	(22,548)	(85.4)%
Total operating expenses	$56,463	$79,264	$(22,801)	(28.8)%

Provision for impairment of investment in rental properties

The amount of impairment recognized varies quarter-to-quarter based on individual facts and circumstances during the quarter. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	June 30,	March 31,
(in thousands, except number of properties)	2024	2024
Number of properties	2	12
Carrying value prior to impairment charge	$14,850	$83,924
Fair value	10,998	57,524
Impairment charge	$3,852	$26,400

The $3.9 million impairment charges during the second quarter of 2024 resulted from changes in our long-term hold strategy with respect to the individual properties. The impairments during the first and second quarter of 2024 primarily related to our strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Other income (expenses)
Interest income	$649	$233	$416	> 100.0%
Interest expense	(17,757)	(18,578)	(821)	(4.4)%
Gain on sale of real estate	3,384	59,132	(55,748)	(94.3)%
Income taxes	(531)	(408)	123	30.1%
Other income (expenses)	748	1,696	(948)	(55.9)%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended June 30, 2024, we recognized a gain of $3.4 million on the sale of three properties, compared to a gain of $59.1 million on the sale of 37 properties during the three months ended March 31, 2024, excluding the impact of impairments recognized with these sales.

Other income (expenses)

The increase in other income (expense) is due to the fluctuation of realized and unrealized foreign exchange gains/losses. For the three months ended June 30, 2024, there was a $0.7 million foreign exchange gain compared to a $1.7 million foreign exchange gain during the three months ended March 31, 2024.

Net income and Net earnings per diluted share

	For the Three Months Ended
	June 30,	March 31,	Increase/(Decrease)
(in thousands, except per share data)	2024	2024	$	%
Net income	$35,937	$68,177	$(32,240)	(47.3)%
Net earnings per diluted share	0.19	0.35	(0.16)	(45.7)%

The decrease in net income is primarily attributable to a $55.7 million decrease in gain on the sale of real estate which was offset by a $22.5 million decrease in provision for impairment of investment in rental properties.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Lease Revenues, net

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Contractual rental amounts billed for operating leases	$193,285	$194,558	$(1,273)	(0.7)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	10,281	14,750	(4,469)	(30.3)%
Net write-offs of accrued rental income	(2,556)	(105)	(2,451)	< (100.0)%
Variable rental amount earned	1,257	793	464	58.5%
Earned income from direct financing leases	1,371	1,380	(9)	(0.7)%
Interest income from sales-type leases	29	29	—	—%
Operating expenses billed to tenants	9,756	9,669	87	0.9%
Other income from real estate transactions	79	7,395	(7,316)	(98.9)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(2,228)	(124)	(2,104)	< (100.0)%
Total Lease revenues, net	$211,274	$228,345	$(17,071)	(7.5)%

The decrease in Lease revenues, net was primarily attributable to a decrease in lease termination income (Other income from real estate transactions). Lease termination income for the six months ended June 30, 2023 was $7.5 million. There was no lease termination income for the six months ended June 30, 2024. Additionally, the decrease was due to a $4.5 million decrease in the amount of GAAP revenues recorded on a straight-line basis due to timing difference from first quarter dispositions and redeployment of those proceeds in the second quarter, an increase in write-off of accrued rental income of $2.5 million, an increase in adjustment to revenue recognized for uncollectible rental amounts of $2.1 million, and a decrease in contractual rental amounts billed of $1.3 million.

Operating Expenses

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Operating expenses
Depreciation and amortization	$75,176	$80,815	$(5,639)	(7.0)%
Property and operating expense	10,963	10,874	89	0.8%
General and administrative	19,336	19,899	(563)	(2.8)%
Provision for impairment of investment in rental properties	30,252	1,473	28,779	> 100.0%
Total operating expenses	$135,727	$113,061	$22,666	20.0%

Depreciation and amortization

The decrease in depreciation and amortization for the six months ended June 30, 2024 was primarily due to net dispositions during the first quarter of 2024 and the timing of redeployment into new properties during the second quarter of 2024.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Six Months Ended
	June 30,
(in thousands, except number of properties)	2024	2023
Number of properties	14	1
Carrying value prior to impairment charge	$98,774	$4,236
Fair value	68,522	2,763
Impairment charge	$30,252	$1,473

The $30.3 million impairment charges during the six months ended June 30, 2024 resulted from changes in the Company’s long-term hold strategy with respect to the individual properties and were primarily based on actual and expected sales prices. Such impairments primarily related to our strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Other income (expenses)
Interest income	$882	$244	$638	> 100.0%
Interest expense	(36,334)	(41,416)	(5,082)	(12.3)%
Gain on sale of real estate	62,515	32,877	29,638	90.1%
Income taxes	(939)	(927)	12	1.3%
Other income (expenses)	2,443	(1,692)	4,135	> 100.0%

Interest expense

The decrease in interest expense reflects a decrease in average outstanding borrowings. Since June 30, 2023, we decreased total outstanding borrowings by $46.0 million primarily through proceeds from dispositions. This was partially offset by an increase in our weighted average cost of borrowings, relating to our variable-rate USD Revolving Credit Facility borrowings. At June 30, 2024, the one-month SOFR rate was 5.34%, compared with 5.14% at June 30, 2023.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the six months ended June 30, 2024, we recognized a gain of $62.5 million on the sale of 40 properties, compared to a gain of $32.9 million on the sale of seven properties during the six months ended June 30, 2023.

Other income (expenses)

The increase in other income (expenses) during the six months ended June 30, 2024 was primarily due to a $2.4 million foreign exchange gain recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $1.7 million unrealized foreign exchange loss recognized during the six months ended June 30, 2023.

Net income and Net earnings per diluted share

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands, except per share data)	2024	2023	$	%
Net income	$104,114	$104,370	$(256)	(0.2)%
Net earnings per diluted share	0.53	0.53	-	-%

The decrease in net income is primarily due to an increase in the provision for impairment of investment in rental properties of $28.8 million and a decrease total lease revenue of $17.1 million. These factors were partially offset by a $29.6 million increase in gain on sale of real estate, a decrease of $5.6 million in depreciation and amortization, a decrease of $5.1 million in interest expense, and a $4.1 million increase in other income (expense).

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of June 30, 2024, we had total debt outstanding of $1.9 billion, Net Debt of $1.9 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.1x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 4.9x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund development opportunities, tenant improvements, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund acquisitions, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $211.1 million of expected obligations due throughout the remainder of 2024, primarily consisting of $117.3 million of commitments to fund investments, $56.9 million of dividends declared, $35.7 million of projected interest expense, and $1.1 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our proceeds from dispositions and Revolving Credit Facility. As of June 30, 2024, we have $920.9 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, enabling us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During May 2024, we replaced our prior ATM Program with a new ATM Program with the same aggregate gross sales price of up to $400.0 million. We did not raise any equity from our ATM Program during the six months ended June 30, 2024, and have $400.0 million of capacity remaining under the new ATM Program as of June 30, 2024.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of June 30, 2024

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at June 30, 2024.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$79,096	Applicable reference rate + 0.85% (a)	Mar. 2026 (c)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	one-month adjusted SOFR + 0.95% (b)	Aug. 2027
2029 Unsecured Term Loan	300,000	one-month adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(3,426)
Total unsecured term loans, net	896,574
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,313)
Total senior unsecured notes, net	845,687
Total unsecured debt	$1,821,357
(a)
At June 30, 2024, a balance of $6.0 million was subject to the one-month SOFR of 5.34%. Effective May 24, 2024, the $100 million Canadian Dollar borrowings converted into a daily simple Canadian Overnight Repo Rate Average (“CORRA”) borrowing concurrent with the Canadian Dollar Offered Rate’s cessation. At June 30, 2024, the balance includes $100 million CAD borrowings remeasured to $73.1 million USD, and was subject to the one-month CORRA of 4.8%.
(b)
At June 30, 2024, one-month SOFR was 5.34%.
(c)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of June 30, 2024, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of June 30, 2024 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans	Senior Notes	Interest Expense (b)	Dividends (c)	Commitments to Fund Investments (d)	Total
Remainder of 2024	$—	$1,143	$—	$—	$35,678	$56,938	$117,322	$211,081
2025	—	20,195	—	—	70,540	—	2,000	92,735
2026	79,096	16,843	400,000	—	72,620	—	1,500	570,059
2027	—	1,596	200,000	150,000	44,496	—	—	396,092
2028	—	38,278	—	225,000	26,583	—	—	289,861
Thereafter	—	—	300,000	475,000	37,164	—	—	812,164
Total	$79,096	$78,055	$900,000	$850,000	$287,081	$56,938	$120,822	$2,371,992

(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2024. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of June 30, 2024 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures and development opportunities.

At June 30, 2024 investment in rental property of $119.1 million was pledged as collateral against our mortgages.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. During the three months ended June 30, 2024, the Company entered into nine forward-starting interest rate swaps for a total notional amount of $460.0 million. These forward-starting swap arrangements are effective during various periods between March and December 2025 and mature in 2030. As of June 30, 2024, we had 32 effective and nine forward-starting interest rate swaps with an aggregate notional amount of $1.43 billion. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $19.9 million and $36.3 million at June 30, 2024 and June 30, 2023, respectively. The table below shows information concerning cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$145,039	$136,604
Net cash (used in) provided by investing activities	(21,423)	31,346
Net cash used in financing activities	(124,352)	(191,725)
Decrease in cash and cash equivalents and restricted cash	$(736)	$(23,775)

The increase in net cash provided by operating activities was mainly due to a decrease in interest expense during the six months ended June 30, 2024.

The decrease in cash provided by investing activities was mainly due to increased investment volume, partially offset by an increase in disposition volume during the six months ended June 30, 2024.

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

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees, cost of debt extinguishment, unrealized and realized gains or losses on foreign currency transactions, severance and executive transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income	$35,937	$68,177	$104,114	$104,370
Real property depreciation and amortization	37,320	37,690	75,010	80,735
Gain on sale of real estate	(3,384)	(59,132)	(62,515)	(32,877)
Provision for impairment on investment in rental properties	3,852	26,400	30,252	1,473
FFO	$73,725	$73,135	$146,861	$153,701
Net write-offs of accrued rental income	—	2,556	2,556	297
Lease termination fees	—	—	—	(7,500)
Cost of debt extinguishment	—	—	—	3
Severance and executive transition costs	24	77	99	664
Other (income) expenses (a)	(748)	(1,696)	(2,443)	1,689
Core FFO	$73,001	$74,072	$147,073	$148,854
Straight-line rent adjustment	(5,051)	(4,980)	(10,031)	(14,547)
Adjustment to provision for credit losses	(17)	—	(17)	(10)
Amortization of debt issuance costs	983	983	1,966	1,972
Amortization of net mortgage premiums	—	—	—	(78)
Non-capitalized transaction costs	445	182	629	—
Loss on interest rate swaps and other non-cash interest expense	62	159	221	1,043
Amortization of lease intangibles (b)	(1,095)	(1,018)	(2,113)	(3,776)
Stock-based compensation	2,073	1,475	3,548	3,031
AFFO	$70,401	$70,873	$141,276	$136,489
(a)
Amount includes $0.7 million and $1.7 million of unrealized and realized foreign exchange gain for the three months ended June 30, 2024, and March 31, 2024, respectively, and $2.4 million and ($1.7) million of unrealized and realized foreign exchange gain (loss) for the six months ended June 30, 2024 and 2023, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.
(b)
Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the six months ended June 30, 2023.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Net income	$35,937	$68,177	$62,996
Depreciation and amortization	37,404	37,772	39,031
Interest expense	17,757	18,578	20,277
Income taxes	531	408	448
EBITDA	$91,629	$124,935	$122,752
Provision for impairment of investment in rental properties	3,852	26,400	—
Gain on sale of real estate	(3,384)	(59,132)	(29,462)
EBITDAre	$92,097	$92,203	$93,290
Adjustment for current quarter investment activity (a)	1,241	—	342
Adjustment for current quarter disposition activity (b)	(87)	(4,712)	(444)
Adjustment to exclude non-recurring and other expenses (c)	26	(125)	183
Adjustment to exclude net write-offs of accrued rental income	—	2,556	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(748)	(1,696)	1,681
Adjustment to exclude cost of debt extinguishment	—	—	3
Adjusted EBITDAre	$92,529	$88,226	$95,055
Estimated revenues from developments (d)	3,458	2,771	—
Pro Forma Adjusted EBITDAre	$95,987	$90,997	$95,055
Annualized EBITDAre	$368,388	$368,812	$373,160
Annualized Adjusted EBITDAre	$370,116	$352,904	$380,220
Pro Forma Annualized Adjusted EBITDAre	$383,948	$363,988	$380,220
(a)
Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes $0.02 million of employee severance and executive transition costs for the three months ended June 30, 2024.
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

(in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Debt
Revolving Credit Facility	$79,096	$73,820	$122,912
Unsecured term loans, net	896,574	896,260	895,319
Senior unsecured notes, net	845,687	845,498	844,932
Mortgages, net	77,970	78,517	80,141
Debt issuance costs	7,825	8,337	9,872
Gross Debt	1,907,152	1,902,432	1,953,176
Cash and cash equivalents	(18,282)	(221,740)	(20,763)
Restricted cash	(1,614)	(1,038)	(15,502)
Net Debt	$1,887,256	$1,679,654	$1,916,911

Leverage Ratios:
Net Debt to Annualized EBITDAre	5.1x	4.6x	5.1x
Net Debt to Annualized Adjusted EBITDAre	5.1x	4.8x	5.0x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	4.9x	4.6x	5.0x

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in our 2023 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of June 30, 2024. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $61.8 million as of June 30, 2024.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of June 30, 2024. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.06 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange Rate Risk

We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. A 10% increase or decrease in the exchange rate between the Canadian dollar and USD would have a corresponding $7.3 million increase or decrease in unrealized foreign currency gain or loss. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.6

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

10.1*

Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of April 17, 2024, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and JP Morgan Chase Bank, N.A., as administrative agent

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BROADSTONE NET LEASE, INC.

Date: July 31, 2024	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: July 31, 2024	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer