Form 10-Q
period 2024-09-30
Broadstone Net Lease, Inc.
filed 2024-10-31
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024, or

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

There were 188,547,264 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of October 28, 2024.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Accounted for using the operating method:
Land	$784,545	$748,529
Land improvements	357,090	328,746
Buildings and improvements	3,834,310	3,803,156
Equipment	15,824	8,265
Total accounted for using the operating method	4,991,769	4,888,696
Less accumulated depreciation	(644,214)	(626,597)
Accounted for using the operating method, net	4,347,555	4,262,099
Accounted for using the direct financing method	26,285	26,643
Accounted for using the sales-type method	572	572
Property under development	—	94,964
Investment in rental property, net	4,374,412	4,384,278
Investment in rental property and intangible lease assets held for sale, net	38,779	—
Cash and cash equivalents	8,999	19,494
Accrued rental income	158,350	152,724
Tenant and other receivables, net	2,124	1,487
Prepaid expenses and other assets	36,230	36,661
Interest rate swap, assets	27,812	46,096
Goodwill	339,769	339,769
Intangible lease assets, net	276,811	288,226
Total assets	$5,263,286	$5,268,735

Liabilities and equity
Unsecured revolving credit facility	$125,482	$90,434
Mortgages, net	77,416	79,068
Unsecured term loans, net	896,887	895,947
Senior unsecured notes, net	845,875	845,309
Interest rate swap, liabilities	13,050	—
Accounts payable and other liabilities	47,651	47,534
Dividends payable	58,163	56,869
Accrued interest payable	9,642	5,702
Intangible lease liabilities, net	50,761	53,531
Total liabilities	2,124,927	2,074,394

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 188,507 and 187,614 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	47	47
Additional paid-in capital	3,450,116	3,440,639
Cumulative distributions in excess of retained earnings	(467,922)	(440,731)
Accumulated other comprehensive income	16,833	49,286
Total Broadstone Net Lease, Inc. equity	2,999,074	3,049,241
Non-controlling interests	139,285	145,100
Total equity	3,138,359	3,194,341
Total liabilities and equity	$5,263,286	$5,268,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Lease revenues, net	$108,397	$109,543	$319,670	$337,887

Operating expenses
Depreciation and amortization	38,016	38,533	113,192	119,348
Property and operating expense	7,014	5,707	17,976	16,580
General and administrative	8,722	10,143	28,058	30,043
Provision for impairment of investment in rental properties	1,059	—	31,311	1,473
Total operating expenses	54,811	54,383	190,537	167,444

Other income (expenses)
Interest income	70	127	952	370
Interest expense	(18,178)	(19,665)	(54,512)	(61,081)
Gain on sale of real estate	2,441	15,163	64,956	48,040
Income taxes	291	(104)	(649)	(1,030)
Other (expenses) income	(942)	1,464	1,502	(227)
Net income	37,268	52,145	141,382	156,515
Net income attributable to non-controlling interests	(1,660)	(2,463)	(5,331)	(7,515)
Net income attributable to Broadstone Net Lease, Inc.	$35,608	$49,682	$136,051	$149,000

Weighted average number of common shares outstanding
Basic	187,496	186,766	187,408	186,545
Diluted	196,932	196,372	196,799	196,282
Net earnings per share attributable to common stockholders
Basic	$0.19	$0.27	$0.72	$0.80
Diluted	$0.19	$0.26	$0.72	$0.80

Comprehensive income (loss)
Net income	$37,268	$52,145	$141,382	$156,515
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(41,682)	13,943	(31,334)	15,696
Realized (gain) loss on interest rate swaps	(5)	522	216	1,566
Comprehensive (loss) income	(4,419)	66,610	110,264	173,777
Comprehensive loss (income) attributable to non-controlling interests	196	(3,147)	(3,950)	(8,285)
Comprehensive (loss) income attributable to Broadstone Net Lease, Inc.	$(4,223)	$63,463	$106,314	$165,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2024	$47	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341
Net income	—	—	65,114	—	3,063	68,177
Issuance of 822 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(36)	—	—	—	(36)
Stock-based compensation, net of 25 shares of restricted stock forfeited	—	1,475	—	—	—	1,475
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 95 OP units to 95 shares of common stock	—	1,536	—	—	(1,536)	—
Distributions declared ($0.285 per share and OP Unit)	—	—	(54,552)	—	(2,740)	(57,292)
Change in fair value of interest rate swap agreements	—	—	—	11,274	530	11,804
Realized loss on interest rate swap agreements	—	—	—	152	7	159
Adjustment to non-controlling interests	—	4,220	—	(3,878)	(342)	—
Balance, March 31, 2024	$47	$3,446,910	$(430,169)	$56,834	$144,082	$3,217,704
Net income	—	—	35,329	—	608	35,937
Issuance of 55 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(200)	—	—	—	(200)
Contributions from non-controlling interests	—	—	—	—	1,000	1,000
Stock-based compensation, net of five shares of restricted stock forfeited	—	2,073	—	—	—	2,073
Conversion of 32 OP units to 32 shares of common stock	—	532	—	—	(532)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,053)	—	(2,657)	(57,710)
Change in fair value of interest rate swap agreements	—	—	—	(1,391)	(65)	(1,456)
Realized loss on interest rate swap agreements	—	—	—	59	3	62
Adjustment to non-controlling interests	—	(5,050)	—	4,881	169	—
Balance, June 30, 2024	$47	$3,444,265	$(449,893)	$60,383	$142,608	$3,197,410
Net income	—	—	35,608	—	1,660	37,268
Issuance of one share of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(107)	—	—	—	(107)
Stock-based compensation, net of 57 shares of restricted stock forfeited	—	1,829	—	—	—	1,829
Conversion of 46 OP units to 46 shares of common stock	—	744	—	—	(744)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(53,637)	—	(2,717)	(56,354)
Change in fair value of interest rate swap agreements	—	—	—	(39,826)	(1,856)	(41,682)
Realized gain on interest rate swap agreements	—	—	—	(5)	—	(5)
Adjustment to non-controlling interests	—	3,385	—	(3,719)	334	—
Balance, September 30, 2024	$47	$3,450,116	$(467,922)	$16,833	$139,285	$3,138,359

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

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$141,382	$156,515
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	109,770	114,517
Provision for impairment of investment in rental properties	31,311	1,473
Amortization of debt issuance costs and original issuance discount charged to interest expense	2,949	2,877
Stock-based compensation expense	5,377	4,958
Straight-line rent, direct financing and sales-type lease adjustments	(12,784)	(21,035)
Gain on sale of real estate	(64,956)	(48,040)
Other non-cash items	(2,936)	(24)
Changes in assets and liabilities:
Tenant and other receivables	(585)	897
Prepaid expenses and other assets	66	(70)
Accounts payable and other liabilities	(1,192)	(3,691)
Accrued interest payable	3,940	2,115
Net cash provided by operating activities	212,342	210,492

Investing activities
Acquisition of rental property	(288,928)	(26,163)
Investment in property under development including capitalized interest of $3,812 and $768 in 2024 and 2023, respectively	(89,712)	(49,820)
Capital expenditures and improvements	(10,352)	(29,455)
Proceeds from disposition of rental property, net	302,001	179,187
Change in deposits on investments in rental property	(50)	125
Net cash (used in) provided by investing activities	(87,041)	73,874

Financing activities
Offering costs, discounts, and commissions	(493)	(180)
Contributions from non-controlling interests	1,000	—
Principal payments on mortgages and unsecured term loans	(1,681)	(6,950)
Borrowings on unsecured revolving credit facility	175,000	162,000
Repayments on unsecured revolving credit facility	(138,500)	(285,500)
Cash distributions paid to stockholders	(161,922)	(155,013)
Cash distributions paid to non-controlling interests	(8,119)	(8,266)
Net cash used in financing activities	(134,715)	(293,909)
Net decrease in cash and cash equivalents and restricted cash	(9,414)	(9,543)
Cash and cash equivalents and restricted cash at beginning of period	20,632	60,040
Cash and cash equivalents and restricted cash at end of period	$11,218	$50,497

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$19,494	$21,789
Restricted cash at beginning of period	1,138	38,251
Cash and cash equivalents and restricted cash at beginning of period	$20,632	$60,040

Cash and cash equivalents at end of period	$8,999	$35,061
Restricted cash at end of period	2,219	15,436
Cash and cash equivalents and restricted cash at end of period	$11,218	$50,497

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

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, restaurant, retail, healthcare, and office commercial properties under long-term lease agreements. At September 30, 2024, the Company owned a diversified portfolio of 773 individual commercial properties with 766 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	September 30, 2024			December 31, 2023
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	188,507	8,755	197,262	187,614	8,928	196,542
Percent ownership of OP	95.6%	4.4%	100.0%	95.5%	4.5%	100.0%

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

When the Company obtains an economic interest in an entity, the entity is evaluated to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the entity. The accounting guidance for consolidation of VIEs is applied to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement may cause us to consider an entity a VIE. The contractual arrangements in a partnership agreement or other related contracts are reviewed to determine whether the entity is a VIE, and if the Company has variable interests in the VIE. The Company’s variable interests are then compared to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE. A primary beneficiary: (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company reassesses the initial evaluation of whether an entity is a VIE when certain events occur, and reassesses the primary beneficiary determination of a VIE on an ongoing basis based on current facts and circumstances. To the extent the Company has a variable interest in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

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

(in thousands)	September 30, 2024
Assets
Accounted for using the operating method:
Land	$7,644
Land improvements	2,508
Buildings and improvements	38,820
Total accounted for using the operating method	48,972
Less accumulated depreciation	(529)
Accounted for using the operating method, net	48,443
Intangible lease assets, net	3,584
Other assets	1,739
Total assets	$53,766

Liabilities
Intangible lease liabilities, net	$533
Other liabilities	1,319
Total liabilities	$1,852

From time to time, the Company acquires properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the reverse 1031 exchange structure at its discretion. The assets of the EAT primarily consist of leased property (net real estate investment in rental property and lease intangibles).

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

Investment in Property Under Development

Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development in the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once substantially complete, the property under development is placed in service and depreciation commences. The following tables summarize the Company’s investments in property under development:

(in thousands)	September 30, 2024	December 31, 2023
Development, construction and improvement costs	$—	$93,501
Capitalized interest	—	1,463
Property under development	$—	$94,964

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment in properties under development, excluding capitalized costs	$18,450	$11,870	$85,900	$49,052

During the three and nine months ended September 30, 2024, and subsequent to reaching substantial completion, the Company funded an additional $6.2 million of capital expenditures in connection with a development property.

Forward Sale Agreements

The Company occasionally sells shares of common stock through forward sale agreements to enable the Company to lock in the gross price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company. To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions preclude the agreements from being indexed to its own stock. The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of September 30, 2024 and 2023 was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2024	2023	2024	2023
Number of properties	3	—	17	1
Impairment charge	$1,059	$—	$31,311	$1,473

During the three and nine months ended September 30, 2024, the Company recognized impairment of $1.1 million and $31.3 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The 2024 impairments primarily include $18.1 million on two healthcare properties which was based on expected sales prices of the properties, and $11.2 million on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment, which was based on actual sales prices of the individual properties.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets and liabilities, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately in the Condensed Consolidated Balance Sheets for the most recent reporting period.

At September 30, 2024, the Company had 10 properties that met the held for sale criteria described above and were therefore classified as Investments in rental property and intangible lease assets held for sale, net on the accompanying Condensed Consolidated Balance Sheets. These properties were sold as part of a portfolio on October 2, 2024 (Note 17). At December 31, 2023 the Company did not have any properties that met the held for sale criteria.

The following table summarizes the Company’s properties classified as held for sale:

(in thousands)	September 30, 2024
Assets
Accounted for using the operating method:
Land	$7,496
Land improvements	3,627
Buildings and improvements	35,144
Total accounted for using the operating method	46,267
Less accumulated depreciation	(9,312)
Accounted for using the operating method, net	36,955
Intangible lease assets, net	1,824
Investments in rental property and intangible lease assets held for sale, net	$38,779

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

	September 30,	December 31,
(in thousands)	2024	2023
Escrow funds and other	$2,219	$1,138
1031 exchange proceeds	—	—
	$2,219	$1,138

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Rent received in advance	$15,323	$14,776

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$27,812	$—	$27,812	$—
Interest rate swap, liabilities	(13,050)	—	(13,050)	—

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,096	$—	$46,096	$—

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

The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2024	December 31, 2023
Carrying amount	$1,952,974	$1,919,607
Fair value	1,878,904	1,761,177

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at September 30, 2024 and December 31, 2023 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		September 30,	December 31,
(in thousands)	Financial Statement Presentation	2024	2023
Right-of-use assets	Prepaid expenses and other assets	$7,243	$8,476
Lease liabilities	Accounts payable and other liabilities	7,607	8,256

The Company’s right-of-use assets and lease liabilities primarily consist of a lease for the Company’s corporate office space, which expires in October 2033. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information, such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets, and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 are effective for the Company beginning January 1, 2024. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s financial statements. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required in the Form 10-K for the year ended December 31, 2024.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the nine months ended September 30, 2024:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 4, 2024	Retail & Restaurant	8	$84,500	(a)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
September 3, 2024	Retail	1	10,180
September 5, 2024	Industrial	1	59,000
		24	$286,233	(b)
(a)
In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(b)
Acquisition price excludes capitalized acquisition costs of $2.5 million.

The Company closed on the following acquisitions during the nine months ended September 30, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(c)
May 25, 2023	Industrial	1	9,952
July 11, 2023	Restaurant	1	460	(d)
		6	$43,365	(e)
(c)
Acquisition of land developed in connection with a $204.8 million build-to-suit transaction substantially completed in September 2024.
(d)
Acquisition of land developed in connection with a $1.7 million build-to-suit transaction completed in October 2023.
(e)
Acquisition price excludes capitalized acquisition costs of $3.2 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Land	$56,397	$2,461
Land improvements	13,972	2,694
Buildings and improvements	198,524	18,820
Property under development	—	20,315
Acquired in-place leases (f)	23,336	2,400
Acquired above-market leases (g)	1,028	—
Acquired below-market leases (h)	(4,503)	(166)
	$288,754	$46,524
(f)
The weighted average amortization period for acquired in-place leases is 10 years and 15 years for acquisitions completed during the nine months ended September 30, 2024 and 2023, respectively.
(g)
The weighted average amortization period for acquired above-market leases is 6 years for acquisitions completed during the nine months ended September 30, 2024. There were no above-market leases acquired during the nine months ended September 30, 2023.
(h)
The weighted average amortization period for acquired below-market leases is 9 years and 20 years for acquisitions completed during the nine months ended September 30, 2024 and 2023, respectively.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the nine months ended September 30, 2024 and 2023, qualified as asset acquisitions and as such, acquisition costs were capitalized.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except number of properties)	2024	2023	2024	2023
Number of properties disposed	6	2	46	9
Aggregate sale price	$31,812	$62,300	$307,914	$183,564
Aggregate carrying value	(28,927)	(45,770)	(238,773)	(131,146)
Additional sales expenses	(444)	(1,367)	(4,185)	(4,378)
Gain on sale of real estate	$2,441	$15,163	$64,956	$48,040

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial, restaurant, retail, healthcare, and office property types. At September 30, 2024, the Company had 773 real estate properties, 760 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation	$30,006	$30,630	$89,480	$92,776

Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$99,220
2025	401,191
2026	400,767
2027	387,320
2028	370,705
Thereafter	3,040,111
$4,699,314

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Undiscounted estimated lease payments to be received	$32,776	$35,155
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(20,940)	(22,944)
Reserve for credit losses	(98)	(115)
Net investment in direct financing leases	$26,285	$26,643

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$793
2025	3,285
2026	3,357
2027	3,426
2028	3,496
Thereafter	18,419
$32,776

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual rental amounts billed for operating leases	$96,596	$96,333	$289,881	$290,891
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,438	6,891	15,720	21,641
Net write-offs of accrued rental income	—	—	(2,556)	(105)
Variable rental amounts earned	644	513	1,901	1,306
Earned income from direct financing leases	691	687	2,063	2,067
Interest income from sales-type leases	14	14	43	43
Operating expenses billed to tenants	5,537	5,181	15,292	14,850
Other income from real estate transactions	907	19	985	7,414	(a)
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,430)	(95)	(3,659)	(220)
Total lease revenues, net	$108,397	$109,543	$319,670	$337,887
(a)
The nine months ended September 30, 2023, includes $7.5 million of lease termination fee income recognized in connection with the simultaneous lease termination and sale of an underlying office property for an additional $32.0 million in proceeds.

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization, excluding amounts classified as held for sale (see Note 2):

(in thousands)	September 30, 2024	December 31, 2023
Lease intangibles:
Acquired above-market leases	$40,086	$44,711
Less accumulated amortization	(18,110)	(20,312)
Acquired above-market leases, net	21,976	24,399
Acquired in-place leases	411,624	416,206
Less accumulated amortization	(156,789)	(152,379)
Acquired in-place leases, net	254,835	263,827
Total intangible lease assets, net	$276,811	$288,226
Acquired below-market leases	$96,751	$98,535
Less accumulated amortization	(45,990)	(45,004)
Intangible lease liabilities, net	$50,761	$53,531
Leasing fees	$19,234	$18,117
Less accumulated amortization	(6,418)	(6,426)
Leasing fees, net	$12,816	$11,691

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible	Financial Statement Presentation	2024	2023	2024	2023
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,926	$7,866	$23,462	$26,455
Above-market and below-market leases	Lease revenues, net	1,310	1,059	3,427	4,841

There was no accelerated amortization for the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. For the nine months ended September 30, 2023, amortization expense includes $0.9 million of accelerated amortization resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at September 30, 2024 is as follows:

(in thousands)
Remainder of 2024	$6,820
2025	26,676
2026	25,631
2027	23,768
2028	21,498
Thereafter	134,473
$238,866

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date
Unsecured revolving credit facility	$125,482	$90,434	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(3,113)	(4,053)
Total unsecured term loans, net	896,887	895,947
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,125)	(4,691)
Total senior unsecured notes, net	845,875	845,309
Total unsecured debt, net	$1,868,244	$1,831,690

(a)
At September 30, 2024, a balance of $51.5 million was subject to daily simple SOFR, and at December 31, 2023 a balance of $15.0 million was subject to one-month SOFR. The remaining balance of $100.0 million Canadian Dollar (“CAD”) borrowings remeasured to $74.0 million United States Dollar (“USD”) and $75.4 million USD, at September 30, 2024 and December 31, 2023, respectively, and was subject to daily simple CORRA of 4.30% at September 30, 2024 and one-month CDOR, of 5.46% at December 31, 2023.
(b)
At September 30, 2024 and December 31, 2023, one-month SOFR was 4.85% and 5.35%, respectively.
(c)
At September 30, 2024, overnight SOFR was 4.96%. The applicable reference rate at December 31, 2023 was one-month SOFR, which was 5.35%.
(d)
The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At September 30, 2024, the weighted average interest rate on all outstanding borrowings was 5.09% exclusive of interest rate swap agreements, and 3.78% inclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of September 30, 2024, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Debt issuance costs and original issuance discount amortization	$983	$983	$2,949	$2,955

8. Mortgages

The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination	Maturity	Interest	September 30,	December 31,
Lender	Date	Date	Rate	2024	2023
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$43,189	$44,207	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	18,396	18,725	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,907	16,241	(b) (c)
Total mortgages				77,492	79,173
Debt issuance costs, net				(76)	(105)
Mortgages, net				$77,416	$79,068
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At September 30, 2024, investment in rental property of $118.4 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$580
2025	20,195
2026	542,325
2027	351,596
2028	263,278
Thereafter	775,000
$1,952,974

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

In June 2024, the Company entered into nine forward-starting interest rate swaps with various institutions for a total notional amount of $460.0 million in order to mitigate the impact of interest rate variability over the term of the Company’s current and expected debt obligations. These swap arrangements are effective during various periods between March and December 2025 and mature in 2030.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				September 30, 2024			December 31, 2023
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps:
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$15,000		$—	$15,000		$255
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	15,000		85	15,000		445
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		183	25,000		713
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		274	25,000		734
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		337	25,000		768
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		398	25,000		888
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		451	25,000		887
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		570	25,000		1,071
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		848	40,000		1,615
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		730	35,000		1,389
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		567	25,000		1,067
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		217	15,000		439
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		1,349	35,000		2,186
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		249	10,000		423
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		808	25,000		1,299
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,796	(b)	202	15,087	(b)	572
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		435	25,000		806
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		780	25,000		1,215
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		776	25,000		1,197
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		2,333	75,000		3,632
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,344	25,000		1,835
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,317	25,000		1,801
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,406	25,000		1,900
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,407	25,000		1,908
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		2,782	100,000		4,392
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,282	45,000		2,021
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		379	15,000		618
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		2,798	100,000		4,427
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,231	25,000		2,828
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,796	(b)	295	15,087	(b)	677
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,796	(b)	291	15,087	(b)	678
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	29,593	(c)	688	30,174	(c)	1,410
				973,981		27,812	975,435		46,096
Forward Starting Swaps: (d)
Bank of Montreal	March 2030	3.80%	daily simple SOFR	80,000		(2,535)	—		—
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	50,000		(1,545)	—		—
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	70,000		(2,021)	—		—
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	55,000		(1,598)	—		—
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	50,000		(1,378)	—		—
Regions Bank	September 2030	3.69%	daily simple SOFR	15,000		(409)	—		—
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	15,000		(409)	—		—
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		(1,756)	—		—
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		(1,399)	—		—
				460,000		(13,050)	—		—
Total Swaps				$1,433,981		$14,762	$975,435		$46,096
(a)
Prior to the cessation of CDOR on July 1, 2024, the variable rate index for daily compounded CORRA based swaps was one-month CDOR.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.
(d)
Forward starting swaps have effective dates that are five years prior to each respective maturity date.

At September 30, 2024, the weighted average interest rate on all outstanding borrowings was 3.78%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.28%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of (Loss) Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended September 30,	Income	Location	Gain	Income
2024	$(41,682)	Interest expense	$7,628	$18,178
2023	13,943	Interest expense	7,063	19,665

	Amount of (Loss) Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Nine Months Ended September 30,	Income	Location	Gain	Income
2024	$(31,334)	Interest expense	$22,795	$54,512
2023	15,696	Interest expense	18,242	61,081

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $13.5 million.

10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
OP Units exchanged for shares of common stock	46	1	173	922
Value of units exchanged	$744	$21	$2,812	$15,316

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2024. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the banks.

For the nine months ended September 30, 2024 and 2023, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program (“ATM Program”)

The Company enters into ATM Programs through which it may, from time to time, publicly offer and sell shares of common stock. The Company’s ATM Programs also provide for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. In May 2024, the Company replaced its prior $400.0 million ATM Program (“2021 ATM Program”) with a new $400.0 million ATM Program (“2024 ATM Program”), and the 2021 ATM Program was simultaneously terminated.

The following table presents information about the Company’s ATM Programs:

(in thousands, except shares issued amounts)
Program Year	Program Size	Aggregate Gross Sales	Shares Issued
2021 (a)	$400,000	$254,620	11,542,285
2024	400,000	40,003	2,187,700
(a)
ATM Program has been terminated and no future issuance will occur.

During the three and nine months ended September 30, 2024, the Company entered into forward sale agreements to sell an aggregate of 2,187,700 shares of common stock under the 2024 ATM Program at a weighted-average share price of $18.29, subject to certain adjustments. The Company has the option to settle the outstanding shares of common stock anytime between August and September 2025 for net proceeds of approximately $39.0 million. During the three and nine months ended September 30, 2024, the Company has not settled any of the outstanding shares of these forward sales agreements. There was no ATM Program activity during the three and nine months ended September 30, 2023.

Stock Repurchase Program

The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 12, 2024, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period beginning on March 14, 2024. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the nine months ended September 30, 2024 and 2023, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three and nine months ended September 30, 2024, the Company awarded 564 and 833,571 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. During the three and nine months ended September 30, 2023, the Company awarded 116 and 309,746 shares of RSAs, respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three and nine months ended September 30, 2024, were $17.41 and $14.77, respectively, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value of awards granted per share during the three and nine months ended September 30, 2023, were $16.52 and $17.52, respectively.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Compensation cost	$1,225	$927	$3,614	$3,587
Dividends declared on unvested RSAs	284	142	879	420
Fair value of shares vested during the period	—	—	3,969	3,384

As of September 30, 2024, there was $12.3 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.4 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended September 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,036	$15.51	508	$18.65
Granted	1	17.41	—	16.52
Vested	—	—	—	—
Forfeited	(57)	15.40	(2)	17.75
Unvested at end of period	980	15.51	506	18.66

	For the Nine Months Ended September 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	492	$18.63	396	$20.36
Granted	834	14.77	310	17.52
Vested	(259)	18.70	(192)	20.33
Forfeited	(87)	16.55	(8)	18.73
Unvested at end of period	980	15.51	506	18.66

Performance-based Restricted Stock Units

During the nine months ended September 30, 2024, the Company issued target grants of 202,308 of performance-based restricted stock units (“PRSUs”), under the Company’s equity incentive plan to the officers of the Company. During the nine months ended September 30, 2023, the Company issued target grants of 186,481 of PRSUs. During the three months ended September 30, 2024 and 2023, there were no PRSUs issued. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the nine months ended September 30, 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Compensation cost	$604	$613	$1,763	$1,371

As of September 30, 2024, there was $4.5 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 1.9 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended September 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	446	$20.89	358	$25.01
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(14)	20.56	—	—
Unvested at end of period	432	20.90	358	25.01

	For the Nine Months Ended September 30,
	2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	351	$24.90	233	$26.27
Granted	202	15.84	186	23.78
Vested	(88)	24.40	—	—
Forfeited	(33)	23.18	(61)	26.80
Unvested at end of period	432	20.90	358	25.01

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$35,608	$49,682	$136,051	$149,000
Less: earnings allocated to unvested restricted shares	(284)	(142)	(879)	(420)
Net earnings used to compute basic earnings per common share	$35,324	$49,540	$135,172	$148,580

Diluted earnings:
Net earnings used to compute basic earnings per common share	$35,324	$49,540	$135,172	$148,580
Add: net earnings attributable to OP unit holders	1,660	2,463	6,331	7,515
Net earnings used to compute diluted earnings per common share	$36,984	$52,003	$141,503	$156,095

Weighted average number of common shares outstanding	188,521	187,272	188,315	187,026
Less: weighted average unvested restricted shares (a)	(1,025)	(506)	(907)	(481)
Weighted average number of common shares outstanding used in basic earnings per common share	187,496	186,766	187,408	186,545
Add: effects of restricted stock units (b)	649	322	572	267
Add: effects of convertible OP units (c)	8,787	9,284	8,819	9,470
Weighted average number of common shares outstanding used in diluted earnings per common share	196,932	196,372	196,799	196,282

Basic earnings per share	$0.19	$0.27	$0.72	$0.80
Diluted earnings per share	$0.19	$0.26	$0.72	$0.80
(a)
Represents the weighted average effects of 979,140 and 505,668 unvested restricted shares of common stock as of September 30, 2024 and 2023, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 8,754,702 and 9,282,953 OP Units outstanding at September 30, 2024 and 2023, respectively.

15. Supplemental Cash Flow Disclosures

Cash paid for interest was $51.2 million and $54.5 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for income taxes was $0.2 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The following are non-cash transactions and have been excluded from the accompanying Condensed Consolidated Statements of Cash Flows:

•
During the nine months ended September 30, 2024, the Company converted 173,034 OP Units valued at $2.8 million to 173,204 shares of common stock. During the nine months ended September 30, 2023, the Company converted 921,853 OP Units valued at $15.3 million to 921,853 shares of common stock.
•
At September 30, 2024 and 2023, dividend amounts declared and accrued but not yet paid amounted to $58.2 million and $55.8 million, respectively.
•
During the nine months ended September 30, 2024, the Company reclassified $184.7 million from Property under development to Buildings and improvements upon the substantial completion of a development property.

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

As of September 30, 2024, the Company has a commitment to fund one build-to-suit transaction with remaining obligations of $18.9 million expected to fund in multiple draws through November 2024, using a combination of available cash on hand and unsecured revolving credit facility borrowings. Rent on this property commenced in September 2024 when the property reached substantial completion and was made available for use by the tenant.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2024, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

17. Subsequent Events

On October 15, 2024, the Company paid distributions totaling $57.2 million.

On October 24, 2024, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the fourth quarter of 2024, which will be payable on or before January 15, 2025 to stockholders and OP unitholders of record as of December 31, 2024.

Subsequent to September 30, 2024, the Company paid down $60.5 million, and borrowed $59.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.

Subsequent to September 30, 2024, the Company assumed two ground leases for land to be developed in connection with separate build-to-suit transactions expected to fund in multiple draws through December 2025 and April 2026 for total development funding of approximately $114.1 million.

Subsequent to September 30, 2024, the Company sold 10 properties with an aggregate carrying value of approximately $40.3 million for total proceeds of $49.5 million. The Company incurred additional expenses related to the sales of approximately $1.1 million, resulting in a gain on sale of real estate of approximately $8.1 million.

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

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of September 30, 2024, our portfolio includes 773 properties, with 766 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, development funding opportunities, and transitional capital. Our investments in these alternatives fluctuate from time to time with macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to value-add, off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.

-
Diversified Portfolio. As of September 30, 2024, our portfolio comprised approximately 39.7 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
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
•
Tenant and Industry Diversification: Our properties are occupied by 203 different commercial tenants who operate 191 different brands that are diversified across 55 differing industries, with no single tenant accounting for more than 4.0% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2024, our portfolio was approximately 99.0% leased with an ABR weighted average remaining lease term of approximately 10.3 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.4% of our leases have contractual rent escalations, with an ABR weighted average minimum increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.0% of our tenants, based on ABR, provide financial reporting, of which 85.4% are required to provide us with specified financial information on a periodic basis, and an additional 8.6% of our tenants report financial statements publicly, either through SEC filings or otherwise.

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

Notwithstanding the challenging macroeconomic conditions, we believe that our portfolio performance and strong liquidity profile position our Company well for future opportunities. We expect to achieve growth in revenues and earnings through our four building blocks, including best-in-class portfolio rent escalations, revenue generating capital expenditures with existing tenants as a benefit from our industrial focus, development funding opportunities provided by the distressed lending environment, and a diversified acquisition pipeline. In addition, on February 21, 2024, we announced the strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy with the near-term goal of reducing our healthcare ABR below 10%. Our decision to sell these assets was in part due to our review of our investment pipeline and expectation that we would fully redeploy the proceeds into our core investment verticals of industrial, retail, and restaurant assets without diluting our per share results. Through September 30, 2024, we have sold 43 healthcare properties for gross proceeds of $289.5 million. Subsequent to quarter-end, we sold an additional 10 healthcare properties for gross proceeds of $49.5 million, thereby completing nearly all planned healthcare dispositions for 2024 and reducing our healthcare ABR to less than 10%. We have successfully redeployed all sale proceeds from our healthcare portfolio simplification strategy and expect to employ a deliberate and methodical approach to repositioning our remaining clinically-oriented healthcare properties in order to enhance and preserve the value of those assets.

As a result of actual and planned sales from our healthcare portfolio simplification strategy, we have recognized a $72.5 million gain on sale of real estate and incurred $60.1 million of impairment charges through the date of this filing. Outside of gains on sale of real estate and impairments, we do not expect our healthcare portfolio simplification strategy to materially impact our results of operations or financial position.

Diversified Investment Activity

During the nine months ended September 30, 2024, our investment activity consisted of the following:

	Q3 2024	Q2 2024	Q1 2024	YTD 2024
Acquisitions:
Acquisition price	$69,250	$165,053	$—	$234,303
Initial cash capitalization rate	7.2%	7.3%	—	7.3%
Weighted avg. lease term (years)	9.4	11.5	—	10.9
Weighted average annual rent increase	2.8%	2.3%	—	2.4%

Development funding opportunities:
Development funding	$24,667	$30,583	$37,107	$92,357

Revenue generating capital expenditures:
Investments	$—	$—	$3,000	$3,000
Initial cash capitalization rate	—	—	8.0%	8.0%
Weighted avg. lease term (years)	—	—	8.0	8.0
Weighted average annual rent increase	—	—	2.5%	2.5%

Transitional capital:
Investments	$—	$52,200	$—	$52,200
Cash capitalization rate	—	8.0%	—	8.0%

Total investments	$93,917	$247,836	$40,107	$381,860
Total initial cash capitalization rate (a)	7.2%	7.3%	8.0%	7.3%
Total weighted average lease term (years) (a)	9.4	11.5	8.0	10.8
Total weighted average annual rent increase (a)	2.8%	2.3%	2.5%	2.4%
(a)
Due to the nature of (1) transitional capital representing a contractual yield on invested capital, and (2) development funding opportunities not generating revenue during construction, these are excluded from the calculation of total capitalization rates, weighted average lease terms, and rent increases.

Development Funding Opportunities

The following table summarizes the Company’s completed developments as of September 30, 2024:

Property	Property Type	Rentable Square Feet	Lease Commencement Date	Investment Funded	Estimated Investment to be Funded (b)	Total Project Investment	Cash Capitalization Rate
UNFI (Sarasota - FL)	Industrial	1,016	9/2024	$185,964	$18,869	$204,833	7.2%
(b)
Revenue on additional fundings will receive a cash capitalization rate of 6.8%.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2024. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $398.2 million as of September 30, 2024.

Diversification by Property Type

$398.2 M
Annualized
Base Rent

Industrial	**57.8%**
Manufacturing	17.5%
Distribution & Warehouse	14.1%
Food Processing	12.4%
Cold Storage	5.9%
Flex and R&D	4.1%
Industrial Services	3.8%
Restaurant	**13.4%**
Casual Dining	6.8%
Quick Service Restaurants	6.6%
Retail	**12.5%**
General Merchandise	7.4%
Automotive	3.0%
Home Furnishings	1.9%
Child Care	0.2%
Healthcare	**10.5%**
Animal Health Services	2.8%
Surgical	2.0%
Clinical	1.9%
Life Science	1.9%
Healthcare Services	1.9%
Office	**5.8%**
Strategic Operations	2.6%
Corporate Headquarters	2.2%
Call Center	1.0%

Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	80	$69,796	17.5%	12,319	31.0%
Distribution & Warehouse	49	56,238	14.1%	9,596	24.2%
Food Processing	34	49,209	12.4%	5,736	14.4%
Cold Storage	4	23,344	5.9%	1,739	4.4%
Flex and R&D	6	16,298	4.1%	1,157	2.9%
Industrial Services	29	14,795	3.8%	725	1.9%
Untenanted	1	—	—	178	0.4%
Industrial Total	203	229,680	57.8%	31,450	79.2%
Restaurant
Casual Dining	102	27,107	6.8%	674	1.7%
Quick Service Restaurants	151	26,433	6.6%	514	1.3%
Restaurant Total	253	53,540	13.4%	1,188	3.0%
Retail
General Merchandise	138	29,549	7.4%	2,195	5.5%
Automotive	65	12,069	3.0%	764	1.9%
Home Furnishings	13	7,353	1.9%	797	2.0%
Child Care	2	725	0.2%	20	0.1%
Retail Total	218	49,696	12.5%	3,776	9.5%
Healthcare
Animal Health Services	27	11,216	2.8%	399	1.0%
Surgical	6	7,777	2.0%	231	0.6%
Clinical	17	7,756	1.9%	336	0.8%
Life Science	8	7,727	1.9%	519	1.3%
Healthcare Services	25	7,515	1.9%	273	0.7%
Untenanted	2	—	—	225	0.6%
Healthcare Total	85	41,991	10.5%	1,983	5.0%
Office
Strategic Operations	5	10,516	2.6%	615	1.5%
Corporate Headquarters	7	8,610	2.2%	409	1.0%
Call Center	2	4,126	1.0%	287	0.8%
Office Total	14	23,252	5.8%	1,311	3.3%
Total	773	$398,159	100.0%	39,708	100.0%

Diversification by Tenant

Tenant	Property Type	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$15,917	4.0%	2,250	5.7%
United Natural Foods, Inc.	Cold Storage	1	13,367	3.4%	1,016	2.6%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,612	2.4%	2,284	5.8%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	7,870	2.0%	1,599	4.0%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,456	1.8%	147	0.4%
Tractor Supply Company	General Merchandise	23	6,353	1.6%	462	1.2%
Axcelis Technologies, Inc.	Flex and R&D	1	6,263	1.6%	417	1.1%
J. Alexander’s, LLC*	Casual Dining	16	6,207	1.6%	131	0.3%
Salm Partners, LLC*	Food Processing	2	6,168	1.5%	426	1.1%
Nestle’ Dreyer's Ice Cream Company	Cold Storage	2	6,151	1.5%	504	1.1%
Total Top 10 Tenants		114	85,364	21.4%	9,236	23.3%

Hensley & Company*	Distribution & Warehouse	3	6,109	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,983	1.5%	562	1.4%
BluePearl Holdings, LLC**	Animal Health Services	13	5,750	1.4%	159	0.4%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,563	1.4%	147	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.4%	156	0.4%
Outback Steakhouse of Florida LLC*1	Casual Dining	22	5,454	1.4%	140	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/ Corporate Headquarters	17	5,157	1.3%	1,302	3.3%
Carvana, LLC*	Industrial Services	2	4,672	1.2%	230	0.6%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,650	1.2%	576	1.4%
Klosterman Bakery*	Food Processing	11	4,634	1.2%	548	1.3%
Total Top 20 Tenants		292	$138,874	34.9%	13,633	34.4%

1 Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	256	$54,381	13.7%	1,231	3.1%
Packaged Foods & Meats	35	47,606	12.0%	5,541	14.0%
Healthcare Facilities	58	27,600	6.9%	980	2.5%
Food Distributors	7	26,263	6.6%	2,534	6.4%
Auto Parts & Equipment	46	20,673	5.2%	3,168	8.0%
Specialty Stores	36	18,739	4.7%	1,637	4.1%
Distributors	27	17,711	4.4%	2,757	6.9%
Home Furnishing Retail	18	13,018	3.3%	1,858	4.7%
Specialized Consumer Services	46	12,157	3.1%	716	1.8%
Metal & Glass Containers	8	10,696	2.7%	2,206	5.6%
Industrial Machinery	20	9,859	2.5%	1,949	4.9%
General Merchandise Stores	96	9,810	2.5%	880	2.2%
Healthcare Services	18	9,778	2.5%	515	1.3%
Forest Products	8	9,612	2.4%	2,284	5.8%
Electronic Components	2	7,112	1.8%	466	1.2%
Other (40 industries)	89	103,144	25.7%	10,583	26.5%
Untenanted properties	3	—	—	403	1.0%
Total	773	$398,159	100.0%	39,708	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 773   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State/ Province	# Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	67	$37,631	9.5%	3,615	9.1%	MS	12	4,097	1.0%	607	1.5%
MI	52	36,023	9.0%	4,018	10.2%	LA	5	3,942	1.0%	211	0.5%
FL	38	27,007	6.8%	1,805	4.5%	SC	14	3,495	0.9%	323	0.8%
CA	17	24,092	6.1%	2,282	5.7%	NE	6	3,363	0.8%	509	1.3%
IL	29	22,624	5.7%	2,364	6.0%	WA	14	3,254	0.8%	148	0.4%
WI	30	19,445	4.9%	1,945	4.9%	IA	4	2,869	0.7%	622	1.6%
OH	47	16,530	4.2%	1,582	4.0%	NM	9	2,749	0.7%	107	0.3%
MN	21	15,855	4.0%	2,500	6.3%	CO	4	2,568	0.6%	126	0.3%
TN	48	15,106	3.8%	1,084	2.7%	UT	3	2,510	0.6%	280	0.7%
IN	28	14,925	3.7%	1,832	4.6%	MD	3	2,102	0.5%	205	0.5%
AL	52	12,191	3.1%	863	2.2%	CT	2	1,892	0.5%	55	0.1%
GA	33	11,980	3.0%	1,576	4.0%	MT	7	1,602	0.4%	43	0.1%
NC	28	10,459	2.6%	1,038	2.6%	DE	4	1,162	0.3%	133	0.3%
PA	22	9,942	2.5%	1,836	4.6%	ND	2	1,024	0.3%	24	0.1%
KY	23	9,059	2.3%	927	2.3%	VT	2	432	0.1%	24	0.1%
MO	19	8,941	2.2%	1,260	3.2%	WY	1	307	0.1%	21	0.1%
OK	25	8,900	2.2%	1,006	2.5%	NV	1	273	0.1%	6	0.0%
AZ	8	8,792	2.2%	895	2.3%	OR	1	136	0.0%	9	0.0%
AR	12	8,624	2.2%	360	0.9%	SD	1	81	0.0%	9	0.0%
NY	24	6,712	1.7%	514	1.3%	Total U.S.	766	$389,942	98.0%	39,279	98.8%
MA	3	6,686	1.7%	444	1.1%	BC	2	4,827	1.2%	253	0.7%
KS	10	5,523	1.4%	643	1.6%	ON	3	2,069	0.5%	101	0.3%
WV	17	5,089	1.3%	884	2.2%	AB	1	973	0.2%	51	0.1%
VA	15	5,035	1.3%	178	0.4%	MB	1	348	0.1%	24	0.1%
NJ	3	4,913	1.2%	366	0.9%	Total Canada	7	$8,217	2.0%	429	1.2%
						Grand Total	773	$398,159	100.0%	39,708	100.0%

Our Leases

The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2024.

20%
10%
0%
0.2%
1.5%
3.0%
6.5%
4.9%
5.1%
12.3%
2.1%
8.2%
4.7%
3.5%
3.5%
7.5%
6.0%
3.5%
5.2%
1.5%
4.2%
11.0%
2.8%
2.8%
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
Thereafter
Industrial
Healthcare
Restaurant
Retail
Office

The following table presents certain information based on lease expirations by year. Amounts are in thousands, except for number of properties.

Year	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2024	1	$867	0.2%	166	0.4%
2025	17	6,084	1.5%	358	0.9%
2026	23	11,751	3.0%	915	2.3%
2027	28	25,709	6.5%	2,257	5.7%
2028	29	19,704	4.9%	1,793	4.5%
2029	64	20,420	5.1%	2,679	6.7%
2030	92	49,073	12.3%	4,802	12.1%
2031	32	8,453	2.1%	843	2.1%
2032	62	32,587	8.2%	3,469	8.7%
2033	49	18,841	4.7%	1,409	3.5%
2034	37	14,057	3.5%	1,237	3.1%
2035	19	13,938	3.5%	2,021	5.1%
2036	90	29,801	7.5%	2,894	7.3%
2037	26	23,883	6.0%	1,870	4.7%
2038	39	13,919	3.5%	1,226	3.1%
2039	11	20,806	5.2%	1,758	4.4%
2040	31	5,987	1.5%	312	0.8%
2041	39	16,739	4.2%	1,367	3.4%
2042	58	43,893	11.0%	4,803	12.1%
2043	12	10,987	2.8%	796	2.0%
Thereafter	11	10,660	2.8%	2,330	6.1%
Total leased properties	770	398,159	100.0%	39,305	99.0%
Untenanted properties	3	—	—	403	1.0%
Total properties	773	$398,159	100.0%	39,708	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2024, leases contributing 97.4% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual minimum increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of September 30, 2024 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Minimum Increase (a)
Annually	79.4%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	2.9%
Every 4 years	1.1%	2.4%
Every 5 years	8.1%	1.8%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.4%	1.5%
Flat (b)	2.6%	—
Total/ABR Weighted Average	100.0%	2.0%
(a)
Represents the ABR weighted average annual minimum increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of September 30, 2024, leases contributing 4.8% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual minimum increase presented.
(b)
Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of September 30, 2024, are displayed in the following chart:

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

The following table presents our transitional capital investments at September 30, 2024:

September 30, 2024
Transitional Capital:
Type	Preferred Equity
Investment (’000s) (a)	$52,200
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Remaining term (years) (c)	2.8
Property type	Retail Center
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted average remaining lease term (years)	3.8
Occupancy rate (based on SF) (d)	98.7%
Quarterly rent collection	95.2%
(a)
Agreement includes commitment to fund up to an additional $7.8 million of preferred capital.
(b)
Represents stated yield with unpaid amounts accruing with preferential payment.
(c)
Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)
Includes leases that have been executed but rent has not yet commenced.

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Lease Revenues, net

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Contractual rental amounts billed for operating leases	$96,596	$95,736	$860	0.9%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,438	5,177	261	5.0%
Variable rental amount earned	644	659	(15)	(2.3)%
Earned income from direct financing leases	691	689	2	0.3%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	5,537	4,651	886	19.0%
Other income from real estate transactions	907	12	895	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(1,430)	(1,032)	(398)	(38.6)%
Total Lease revenues, net	$108,397	$105,907	$2,490	2.4%

The increase in Lease revenues, net, was primarily attributable to an increase in Other income from real estate transactions related to the settlement of a permanent land easement for an insignificant portion of two of our properties, an increase in reimbursable expenses, with a corresponding offset in Property and operating expenses, and an increase in contractual rent growth in our portfolio. Income from permanent land easements is infrequent in nature and not related to our core real estate operations.

Operating Expenses

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Operating expenses
Depreciation and amortization	$38,016	$37,404	$612	1.6%
Property and operating expense	7,014	5,303	1,711	32.3%
General and administrative	8,722	9,904	(1,182)	(11.9)%
Provision for impairment of investment in rental properties	1,059	3,852	(2,793)	(72.5)%
Total operating expenses	$54,811	$56,463	$(1,652)	(2.9)%

Property and operating expense

The increase in property and operating expenses for the three months ended September 30, 2024, was due to an increase in non-reimbursable property expenses related to a decrease in occupancy, along with an increase in reimbursable expenses that have a corresponding offset in Lease revenues, net.

General and administrative

The decrease in general and administrative was primarily due to a decrease in non-capitalized legal transaction costs related to our transitional capital investment transacted during the three months ended June 30, 2024, and a decrease in compensation expense resulting from an employee departure.

Provision for impairment of investment in rental properties

The amount of impairment recognized varies quarter-to-quarter based on individual facts and circumstances during the quarter. The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	September 30,	June 30,
(in thousands, except number of properties)	2024	2024
Number of properties	3	2
Carrying value prior to impairment charge	$12,529	$14,850
Fair value	11,470	10,998
Impairment charge	$1,059	$3,852

The $1.1 million impairment charges during the third quarter of 2024 resulted from changes in our long-term hold strategy with respect to the individual properties. The impairments during the second and third quarters of 2024 primarily related to our strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands)	2024	2024	$	%
Other income (expenses)
Interest income	$70	$649	$(579)	(89.2)%
Interest expense	(18,178)	(17,757)	421	2.4%
Gain on sale of real estate	2,441	3,384	(943)	(27.9)%
Income taxes	291	(531)	822	> 100.0%
Other income (expenses)	(942)	748	(1,690)	< (100.0)%

Other income (expenses)

The decrease in other income (expense) is due to the fluctuation of realized and unrealized foreign exchange gains/losses. For the three months ended September 30, 2024, there was a $0.9 million foreign exchange loss compared to a $0.7 million foreign exchange gain during the three months ended June 30, 2024.

Net income and Net earnings per diluted share

	For the Three Months Ended
	September 30,	June 30,	Increase/(Decrease)
(in thousands, except per share data)	2024	2024	$	%
Net income	$37,268	$35,937	$1,331	3.7%
Net earnings per diluted share	0.19	0.19	—	—%

The increase in net income is primarily attributable to a $2.8 million decrease in the provision for impairment of investment in rental properties, a $2.5 million increase in lease revenues, net, and a $1.2 million decrease in general and administrative expenses. This was partially offset by a $1.7 million increase in property and operating expenses and a $1.7 million decrease in other income (expenses).

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Lease Revenues, net

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Contractual rental amounts billed for operating leases	$289,881	$290,891	$(1,010)	(0.3)%
Adjustment to recognize contractual operating lease billings on a straight-line basis	15,720	21,641	(5,921)	(27.4)%
Net write-offs of accrued rental income	(2,556)	(105)	(2,451)	< (100.0)%
Variable rental amount earned	1,901	1,306	595	45.6%
Earned income from direct financing leases	2,063	2,067	(4)	(0.2)%
Interest income from sales-type leases	43	43	—	—%
Operating expenses billed to tenants	15,292	14,850	442	3.0%
Other income from real estate transactions	985	7,414	(6,429)	(86.7)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(3,659)	(220)	(3,439)	< (100.0)%
Total Lease revenues, net	$319,670	$337,887	$(18,217)	(5.4)%

The decrease in Lease revenues, net was primarily attributable to a decrease in lease termination income (Other income from real estate transactions). Lease termination income for the nine months ended September 30, 2023 was $7.5 million. There was no lease termination income for the nine months ended September 30, 2024. Additionally, the decrease was due to a $5.9 million decrease in the amount of GAAP revenues recorded on a straight-line basis due to timing difference from first and second quarter dispositions and redeployment of those proceeds in the second and third quarter, an increase in write-off of accrued rental income of $2.5 million, an increase in adjustment to revenue recognized for uncollectible rental amounts of $3.4 million, and a decrease in contractual rental amounts billed of $1.0 million.

Operating Expenses

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Operating expenses
Depreciation and amortization	$113,192	$119,348	$(6,156)	(5.2)%
Property and operating expense	17,976	16,580	1,396	8.4%
General and administrative	28,058	30,043	(1,985)	(6.6)%
Provision for impairment of investment in rental properties	31,311	1,473	29,838	> 100.0%
Total operating expenses	$190,537	$167,444	$23,093	13.8%

Depreciation and amortization

The decrease in depreciation and amortization for the nine months ended September 30, 2024 was primarily due to timing of dispositions during the first and second quarter of 2024 and the timing of redeployment into new properties during the second and third quarter of 2024.

Property and operating expense

The increase in property and operating expense for the nine months ended September 30, 2024 was primarily due to an increase in non-reimbursable expenses related to a decrease in occupancy.

General and administrative

The decrease in general and administrative for the nine months ended September 30, 2024 was primarily due to a decrease in severance and employee transition costs, compensation costs, and insurance premiums.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2024	2023
Number of properties	17	1
Carrying value prior to impairment charge	$111,303	$4,236
Fair value	79,992	2,763
Impairment charge	$31,311	$1,473

The $31.3 million impairment charges during the nine months ended September 30, 2024 resulted from changes in the Company’s long-term hold strategy with respect to the individual properties and were primarily based on actual and expected sales prices. Such impairments primarily related to our strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Other income (expenses)
Interest income	$952	$370	$582	> 100.0%
Interest expense	(54,512)	(61,081)	(6,569)	(10.8)%
Gain on sale of real estate	64,956	48,040	16,916	35.2%
Income taxes	(649)	(1,030)	(381)	(37.0)%
Other income (expenses)	1,502	(227)	1,729	> 100.0%

Interest expense

The decrease in interest expense reflects a decrease in our weighted average cost of borrowings, relating to our variable-rate USD Revolving Credit Facility borrowings. At September 30, 2024, the overnight SOFR rate was 4.96% compared with the one-month SOFR rate of 5.32% at September 30, 2023. Additionally, we had a lower average outstanding balance of our variable rate debt for the nine months ended September 30, 2024 compared to the nine month ended September 30, 2023. The decreased total outstanding borrowings is primarily due to the use of proceeds from dispositions to pay down the Revolving Credit Facility.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the nine months ended September 30, 2024, we recognized a gain of $65.0 million on the sale of 46 properties, compared to a gain of $48.0 million on the sale of nine properties during the nine months ended September 30, 2023.

Other income (expenses)

The increase in other income (expenses) during the nine months ended September 30, 2024 was primarily due to a $1.5 million foreign exchange gain recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $0.2 million unrealized foreign exchange loss recognized during the nine months ended September 30, 2023.

Net income and Net earnings per diluted share

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands, except per share data)	2024	2023	$	%
Net income	$141,382	$156,515	$(15,133)	(9.7)%
Net earnings per diluted share	0.72	0.80	(0.08)	(9.8)%

The decrease in net income is primarily due to an increase in the provision for impairment of investment in rental properties of $29.8, a decrease in lease revenues, net of $18.2 million, and an increase in property and operating expenses of $1.4 million. These are offset by an increase in the gain on sale of real estate of $16.9 million, an increase in interest expense of $6.6 million, a decrease in depreciation and amortization of $6.2 million, a decrease in general and administrative expenses of $2.0 million, and an increase in other income (expenses) of $1.7 million.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of September 30, 2024, we had total debt outstanding of $2.0 billion, Net Debt of $1.9 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.0x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 4.9x.

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

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund development opportunities, tenant improvements, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $175.2 million of expected obligations due throughout the remainder of 2024, primarily consisting of $99.1 million of commitments to fund investments, $57.2 million of dividends declared, $18.3 million of projected interest expense, and $0.6 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our proceeds from dispositions and Revolving Credit Facility. As of September 30, 2024, we have $874.5 million of available capacity under our Revolving Credit Facility.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. During May 2024, we replaced our prior ATM Program with a new ATM Program with the same aggregate gross sales price of up to $400.0 million. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During the nine months ended September 30, 2024, in connection with forward sales agreements provided for under the ATM Program, we sold 2,187,700 shares of common stock at a weighted average price of $18.29 per share, subject to certain adjustments. We expect to settle the outstanding shares of these forward sales agreements before their maturities in August and September 2025. Our estimated net proceeds of these forward sale agreements is approximately $39.0 million as if they have been physically settled for cash as of September 30, 2024 . We have not settled any part of these forward sales agreements as of September 30, 2024. After considering the shares sold subject to forward sale agreements, we have $360.0 million of capacity remaining under the ATM Program as of September 30, 2024.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of September 30, 2024

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at September 30, 2024.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$125,482	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(3,113)
Total unsecured term loans, net	896,887
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(4,125)
Total senior unsecured notes, net	845,875
Total unsecured debt	$1,868,244
(a)
At September 30, 2024, a balance of $51.5 million was subject to daily simple SOFR. At September 30, 2024, the balance includes $100 million CAD borrowings remeasured to $74.0 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average (“CORRA”) of 4.30%.
(b)
At September 30, 2024, one-month SOFR was 4.85%.
(c)
At September 30, 2024, overnight SOFR was 4.96%.
(d)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2024, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of September 30, 2024 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans	Senior Notes	Interest Expense (b)	Dividends (c)	Commitments to Fund Investments (d)	Total
Remainder of 2024	$—	$580	$—	$—	$18,299	$57,206	$99,131	$175,216
2025	—	20,195	—	—	73,057	—	296,624	389,876
2026	125,482	16,843	400,000	—	75,602	—	36,594	654,521
2027	—	1,596	200,000	150,000	46,820	—	—	398,416
2028	—	38,278	—	225,000	29,393	—	—	292,671
Thereafter	—	—	300,000	475,000	41,278	—	—	816,278
Total	$125,482	$77,492	$900,000	$850,000	$284,449	$57,206	$432,349	$2,726,978

(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2024. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of September 30, 2024 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures, and both current developments and under control development opportunities.

At September 30, 2024 investment in rental property of $118.4 million was pledged as collateral against our mortgages.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.

Derivative Instruments and Hedging Activities

We are exposed to interest rate risk arising from changes in interest rates on the floating-rate borrowings under our unsecured credit facilities. Borrowings pursuant to our unsecured credit facilities bear interest at floating rates based on SOFR or CORRA plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will in turn, increase or decrease our net income and cash flow.

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. During the nine months ended September 30, 2024, the Company entered into nine forward-starting interest rate swaps for a total notional amount of $460.0 million. These forward-starting swap arrangements are effective during various periods between March and December 2025 and mature in 2030. As of September 30, 2024, we had 32 effective and nine forward-starting interest rate swaps with an aggregate notional amount of $1.43 billion. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $11.2 million and $50.5 million at September 30, 2024 and September 30, 2023, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$212,342	$210,492
Net cash (used in) provided by investing activities	(87,041)	73,874
Net cash used in financing activities	(134,715)	(293,909)
Decrease in cash and cash equivalents and restricted cash	$(9,414)	$(9,543)

The increase in net cash provided by operating activities was mainly due to a decrease in interest expense during the nine months ended September 30, 2024.

The decrease in cash provided by investing activities was mainly due to increased investment volume, partially offset by an increase in disposition volume during the nine months ended September 30, 2024.

The decrease in net cash used in financing activities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, mainly reflects a decrease in net repayments on the Revolving Credit Facility and increased distributions paid to shareholders.

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

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, lease termination fees and other non-core income from real estate transactions, cost of debt extinguishment, unrealized and realized gains or losses on foreign currency transactions, severance and employee transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income	$37,268	$35,937	$141,382	$156,515
Real property depreciation and amortization	37,932	37,320	112,942	119,231
Gain on sale of real estate	(2,441)	(3,384)	(64,956)	(48,040)
Provision for impairment on investment in rental properties	1,059	3,852	31,311	1,473
FFO	$73,818	$73,725	$220,679	$229,179
Net write-offs of accrued rental income	—	—	2,556	297
Other non-core income from real estate transactions (a)	(887)	—	(887)	(7,500)
Cost of debt extinguishment	—	—	—	3
Severance and employee transition costs	98	24	199	1,404
Other (income) expenses (b)	942	(748)	(1,502)	225
Core FFO	$73,971	$73,001	$221,045	$223,608
Straight-line rent adjustment	(5,309)	(5,051)	(15,341)	(21,332)
Adjustment to provision for credit losses	—	(17)	(17)	(10)
Amortization of debt issuance costs	983	983	2,949	2,955
Amortization of net mortgage premiums	—	—	—	(78)
Non-capitalized transaction costs	25	445	653	—
(Gain) loss on interest rate swaps and other non-cash interest expense	(5)	62	216	1,565
Amortization of lease intangibles (c)	(1,309)	(1,095)	(3,422)	(4,832)
Stock-based compensation	1,829	2,073	5,377	4,570
AFFO	$70,185	$70,401	$211,460	$206,446
(a)
Amount includes income for the settlement of a permanent land easement for an insignificant portion of two of our properties during the three and nine months ended September 30, 2024. Amount includes $7.5 million in lease termination fees for the nine months ended September 30, 2023.
(b)
Amount includes $0.9 million and $(0.7) million of unrealized and realized foreign exchange loss (gain) for the three months ended September 30, 2024, and June 30, 2024, respectively, and $(1.5) million and $0.3 million of unrealized and realized foreign exchange (gain) loss for the nine months ended September 30, 2024 and 2023, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.
(c)
Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the nine months ended September 30, 2023.

EBITDA, EBITDAre, Adjusted EBITDAre, and Annualized Adjusted EBITDAre

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

We are focused on a disciplined and targeted investment strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new investments using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter investments. However, the full benefit of EBITDAre from new investments will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our investments and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all investments and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments, realized or unrealized gains and losses on foreign currency transactions, or gains on insurance recoveries, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. While investments in property developments have an immediate impact to Net Debt, we do not make an adjustment to EBITDAre until the quarter in which the lease commences. We define our Pro Forma Adjusted EBITDAre as Adjusted EBITDAre adjusted to show the impact of estimated contractual revenues based on in-process development spend to-date. Our Pro Forma Net Debt is defined as Net Debt adjusted for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented. We then annualize quarterly Adjusted EBITDAre and Pro Forma Adjusted EBITDAre by multiplying them by four (“Annualized Adjusted EBITDAre” and “Annualized Pro Forma Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, and Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre and Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Net income	$37,268	$35,937	$52,145
Depreciation and amortization	38,016	37,404	38,533
Interest expense	18,178	17,757	19,665
Income taxes	291	531	104
EBITDA	$93,753	$91,629	$110,447
Provision for impairment of investment in rental properties	1,059	3,852	—
Gain on sale of real estate	(2,441)	(3,384)	(15,163)
EBITDAre	$92,371	$92,097	$95,284
Adjustment for current quarter investment activity (a)	4,080	1,241	26
Adjustment for current quarter disposition activity (b)	(66)	(87)	(400)
Adjustment to exclude non-recurring and other expenses (c)	(201)	26	740
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	942	(748)	(1,433)
Other income from real estate transactions (d)	(887)	—	—
Adjusted EBITDAre	$96,239	$92,529	$94,217
Estimated revenues from developments (e)	—	3,458	—
Pro Forma Adjusted EBITDAre	$96,239	$95,987	$94,217
Annualized EBITDAre	$369,484	$368,388	$381,136
Annualized Adjusted EBITDAre	$384,956	$370,116	$376,868
Pro Forma Annualized Adjusted EBITDAre	$384,956	$383,948	$376,868
(a)
Reflects an adjustment to give effect to all investments during the quarter, including developments that have reached rent commencement, as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes $0.2 million of forfeited stock-based compensation expense for the three months ended September 30, 2024.
(d)
Amount includes income for the settlement of a permanent land easement for an insignificant portion of two of our properties during the three months ended September 30, 2024.
(e)
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

(in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Debt
Revolving Credit Facility	$125,482	$79,096	$74,060
Unsecured term loans, net	896,887	896,574	895,633
Senior unsecured notes, net	845,875	845,687	845,121
Mortgages, net	77,416	77,970	79,613
Debt issuance costs	7,314	7,825	9,360
Gross Debt	1,952,974	1,907,152	1,903,787
Cash and cash equivalents	(8,999)	(18,282)	(35,061)
Restricted cash	(2,219)	(1,614)	(15,436)
Net Debt	$1,941,756	$1,887,256	$1,853,290
Estimated net proceeds from forward equity agreements (a)	(38,983)	—	—
Pro Forma Net Debt	$1,902,773	$1,887,256	$1,853,290

Leverage Ratios:
Net Debt to Annualized EBITDAre	5.3x	5.1x	4.9x
Net Debt to Annualized Adjusted EBITDAre	5.0x	5.1x	4.9x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	4.9x	4.9x	4.9x
(a)
Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, "Summary of Significant Accounting Policies," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in our 2023 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.8 billion, respectively, as of September 30, 2024. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $63.8 million as of September 30, 2024.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of September 30, 2024. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.5 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.6

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

10.1

Equity Distribution Agreement, dated as of August 23, 2021, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.1 to the Corporation’s Current Report on Form 8-K filed August 24, 2021 and incorporated by reference)

10.2

Amendment No. 1 to the Equity Distribution Agreement, dated as of May 3, 2024, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.7 to the Corporation’s Registration Statement on Form S-3 (333-279115) filed May 3, 2024 and incorporated by reference)

31.1*

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

BROADSTONE NET LEASE, INC.

Date: October 31, 2024	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Date: October 31, 2024	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer