Form 10-K
period 2024-12-31
Broadstone Net Lease, Inc.
filed 2025-02-20
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.00025 par value, held by non-affiliates of the registrant, was $3.0 billion based on the last reported sale price of $15.87 per share on the New York Stock Exchange on June 30, 2024.

There were 188,798,660 shares of the Registrant’s common stock, $0.00025 par value per share outstanding as of February 14, 2025.

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

Explanatory Note and Certain Defined Terms

Except where the context suggests otherwise, as used in this Annual Report on Form 10-K, the terms “BNL,” “we,” “us,” “our,” and “our company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “OP,” and to their respective subsidiaries. The membership units not owned by our company are referred to as “OP Units” and are recorded as non-controlling interests in the Consolidated Financial Statements.

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
•
“investments” or amounts “invested” include real estate investments in new property acquisitions, revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, build-to-suit developments, and transitional capital, which represent shorter term investments and currently includes a preferred equity investment, and exclude capitalized costs;
•
“cash capitalization rate” represents either (1) for acquisitions and new build-to-suit developments, the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisition costs, or (2) for dispositions, the property’s ABR in effect immediately prior to the disposition, divided by the disposition price, or (3) for transitional capital, the contractual cash yield to be generated on total invested capital;
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
•
“straight-line yield” represents the estimated first year yield to be generated on a real estate investment, which was computed at the time of investment based on the straight-line annual rental income computed in accordance with GAAP, divided by the purchase price.

Part I.

Item 1. Business

The Company

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of December 31, 2024, our portfolio includes 765 properties, with 758 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

We expect to achieve growth in revenues and earnings through our four core building blocks, which are (1) embedded same store net operating income growth through best-in-class portfolio rent escalations, stable rent collections, minimal credit losses, strong lease rollover outcomes, and accretive recycling, (2) revenue generating capital expenditures with existing tenants, (3) build-to-suit developments, and (4) a diversified acquisition pipeline.

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

•
Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to, off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.
•
Diversified Portfolio. As of December 31, 2024, our portfolio comprised approximately 39.4 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):

• Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, general merchandise, casual dining, and quick service restaurants.

• Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.6% of our ABR.

• Tenant and Industry Diversification: Our properties are occupied by 202 different commercial tenants who operate 190 distinct brands that are diversified across 55 varying industries, with no single tenant accounting for more than 4.1% of our ABR.

•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2024, our portfolio was approximately 99.1% leased with an ABR weighted average remaining lease term of approximately 10.2 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.4% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 94.2% of our tenants, based on ABR, provide financial reporting, of which 85.6% are required to provide us with specified financial information on a periodic basis, and an additional 8.6% of our tenants report financial statements publicly, either through SEC filings or otherwise.

2024 Highlights

Operating Highlights

•
Invested $404.8 million, including $234.3 million in new property acquisitions, $115.3 million in five build-to-suit developments, $52.2 million in transitional capital, and $3.0 million in revenue generating capital expenditures in one existing property. The new property acquisitions and revenue generating capital expenditures had a weighted average initial cash capitalization rate of 7.3%, weighted average remaining lease term of 10.8 years, weighted average annual rent increase of 2.4%, and a weighted average straight-line yield of 8.1%.
•
Substantially completed our clinical healthcare simplification strategy by selling 58 properties at a weighted average cash capitalization rate of 7.8%, for gross proceeds of $364.0 million. As a result, we updated our core property types to industrial, retail, and other to align with the composition of our remaining portfolio.
•
Maintained strong occupancy levels throughout the year, ending with 99.1%.
•
Collected 99.1% of base rents due during the year for all properties under lease.
•
Generated net income of $169.0 million or $0.86 per diluted share.
•
Generated funds from operations (“FFO”) of $300.7 million or $1.52 per diluted share.
•
Generated core funds from operations (“Core FFO”) of $295.5 million or $1.50 per diluted share.
•
Generated adjusted funds from operations (“AFFO”) of $282.0 million or $1.43 per diluted share, representing a 1.4% increase compared to 2023.
•
Ended the year with total outstanding debt and Net Debt of $1.9 billion, Pro Forma Net Debt of $1.9 billion, a Net Debt to Annualized Adjusted EBITDAre ratio (“Leverage Ratio”) of 5.0x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 4.9x.

FFO, Core FFO, AFFO, Net Debt, Pro Forma Net Debt, Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre are performance measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We present these non-GAAP measures as we believe certain investors and other users of our financial information use them as part of their evaluation of our historical operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the heading Non-GAAP Measures, which includes discussion of the definition, purpose, and use of these non-GAAP measures as well as a reconciliation of each to the most comparable GAAP measure.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of December 31, 2024. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $395.5 million as of December 31, 2024.

Diversification by Property Type

$395.5 M
Annualized
Base Rent
Industrial 59.6%
Manufacturing 17.7%
Distribution & Warehouse 17.5%
Food Processing 12.5%
Flex and R&D 5.6%
Industrial Services 3.8%
Cold Storage 2.5%
Retail 31.2%
General Merchandise 7.4%
Casual Dining 6.9%
Quick Service Restaurants 6.7%
Automotive 3.1%
Animal Services 2.9%
Home Furnishings 1.9%
Healthcare Services 1.5%
Education 0.8%
Other 9.2%
Office 6.0%
Clinical & Surgical 3.2%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Manufacturing	80	$69,835	17.7%	12,319	31.3%
Distribution & Warehouse	49	69,247	17.5%	10,446	26.6%
Food Processing	34	49,613	12.5%	5,736	14.6%
Flex and R&D	10	22,088	5.6%	1,606	4.1%
Industrial Services	29	14,880	3.8%	725	1.8%
Cold Storage	3	10,046	2.5%	723	1.8%
In-process Developments	3	—	—	—	—
Untenanted	2	—	—	343	0.9%
Industrial Total	210	235,709	59.6%	31,898	81.1%
Retail
General Merchandise	138	29,427	7.4%	2,196	5.6%
Casual Dining	102	27,381	6.9%	674	1.7%
Quick Service Restaurants	151	26,617	6.7%	514	1.3%
Automotive	65	12,069	3.1%	764	1.9%
Animal Services	27	11,326	2.9%	419	1.1%
Home Furnishings	13	7,386	1.9%	797	2.0%
Healthcare Services	18	6,014	1.5%	220	0.6%
Education	5	3,246	0.8%	128	0.3%
In-process Developments	1	—	—	—	—
Retail Total	520	123,466	31.2%	5,712	14.5%
Other
Office	14	23,642	6.0%	1,311	3.3%
Clinical & Surgical	21	12,664	3.2%	433	1.1%
Other Total	35	36,306	9.2%	1,744	4.4%
Total	765	$395,481	100.0%	39,354	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,236	4.1%	2,250	5.7%
United Natural Foods, Inc.	Distribution & Warehouse	1	13,680	3.5%	1,016	2.6%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,612	2.4%	2,284	5.8%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	7,897	2.0%	1,599	4.1%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,605	1.9%	147	0.4%
Tractor Supply Company	General Merchandise	23	6,449	1.6%	462	1.2%
J. Alexander’s, LLC*	Casual Dining	16	6,300	1.6%	131	0.3%
Axcelis Technologies, Inc.	Flex and R&D	1	6,263	1.6%	417	1.1%
Nestle’ Dreyer's Ice Cream Company	Cold Storage	2	6,219	1.6%	503	1.3%
Salm Partners, LLC*	Food Processing	2	6,170	1.6%	427	1.0%
Total Top 10 Tenants		114	86,431	21.9%	9,236	23.5%

Hensley & Company*	Distribution & Warehouse	3	6,109	1.5%	577	1.5%
Dollar General Corporation	General Merchandise	60	5,992	1.5%	562	1.4%
BluePearl Holdings, LLC**	Animal Services	13	5,846	1.5%	159	0.4%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,563	1.4%	147	0.4%
Outback Steakhouse of Florida LLC* (a)	Casual Dining	22	5,544	1.4%	140	0.4%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.4%	156	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/Office	17	5,157	1.3%	1,302	3.3%
Arkansas Surgical Hospital, LLC	Clinical & Surgical	1	4,702	1.2%	129	0.3%
Carvana, LLC*	Industrial Services	2	4,672	1.2%	230	0.6%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,648	1.2%	575	1.4%
Total Top 20 Tenants		282	$140,202	35.5%	13,213	33.6%

(a) Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	257	$54,839	13.9%	1,231	3.1%
Packaged Foods & Meats	35	48,033	12.1%	5,541	14.1%
Food Distributors	7	26,576	6.7%	2,534	6.4%
Healthcare Facilities	48	23,990	6.1%	852	2.2%
Auto Parts & Equipment	46	20,739	5.2%	3,168	8.0%
Specialty Stores	36	18,594	4.7%	1,637	4.2%
Distributors	27	17,820	4.5%	2,757	7.0%
Home Furnishing Retail	17	12,281	3.1%	1,692	4.3%
Specialized Consumer Services	46	12,157	3.1%	716	1.8%
Metal & Glass Containers	8	10,696	2.7%	2,206	5.6%
Industrial Machinery	20	9,910	2.5%	1,949	5.0%
General Merchandise Stores	96	9,819	2.5%	880	2.2%
Forest Products	8	9,612	2.4%	2,284	5.8%
Healthcare Services	17	9,507	2.4%	507	1.3%
Electronic Components	2	7,129	1.8%	466	1.2%
Other (40 industries)	93	103,779	26.3%	10,591	26.9%
Untenanted properties	2	—	—	343	0.9%
Total	765	$395,481	100.0%	39,354	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 765   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State/ Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State/ Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	67	$37,815	9.6%	3,615	9.2%	MS	12	4,120	1.0%	607	1.5%
MI	52	36,422	9.2%	4,019	10.2%	LA	5	3,786	1.0%	211	0.5%
FL	30	25,527	6.5%	1,661	4.3%	SC	14	3,519	0.9%	323	0.8%
CA	17	24,293	6.1%	2,282	5.8%	NE	6	3,363	0.9%	509	1.3%
IL	29	22,756	5.8%	2,364	6.0%	WA	14	3,289	0.8%	148	0.4%
WI	30	19,568	4.9%	1,945	4.9%	IA	4	2,884	0.7%	622	1.6%
OH	49	16,677	4.2%	1,582	4.0%	NM	9	2,749	0.7%	107	0.3%
MN	21	15,958	4.0%	2,500	6.4%	UT	3	2,748	0.7%	280	0.7%
TN	48	15,148	3.8%	1,084	2.8%	CO	4	2,589	0.7%	126	0.3%
IN	28	14,091	3.6%	1,852	4.7%	MD	3	2,112	0.5%	205	0.5%
AL	52	12,394	3.1%	863	2.2%	CT	2	1,898	0.5%	55	0.1%
GA	34	12,055	3.0%	1,576	4.0%	MT	7	1,602	0.4%	43	0.1%
NC	29	10,485	2.7%	1,038	2.6%	DE	4	1,162	0.3%	133	0.3%
PA	22	10,002	2.5%	1,836	4.7%	ND	2	1,024	0.3%	24	0.1%
KY	23	9,127	2.3%	927	2.4%	VT	2	432	0.1%	24	0.1%
MO	19	8,941	2.3%	1,260	3.2%	WY	1	338	0.1%	21	0.1%
OK	25	8,908	2.3%	1,006	2.6%	NV	1	277	0.1%	6	0.0%
AZ	7	8,792	2.2%	747	1.9%	OR	1	136	0.0%	9	0.0%
NY	24	6,724	1.7%	514	1.3%	SD	1	81	0.0%	9	0.0%
MA	3	6,692	1.7%	444	1.1%	Total U.S.	758	$387,763	98.1%	38,925	98.9%
AR	9	6,675	1.7%	277	0.7%	BC	2	4,535	1.1%	253	0.6%
KS	10	5,530	1.4%	643	1.6%	ON	3	1,944	0.5%	101	0.3%
WV	17	5,100	1.3%	884	2.2%	AB	1	914	0.2%	51	0.1%
VA	15	5,056	1.3%	178	0.5%	MB	1	325	0.1%	24	0.1%
NJ	3	4,918	1.2%	366	0.9%	Total Canada	7	$7,718	1.9%	429	1.1%
						Grand Total	765	$395,481	100.0%	39,354	100.0%

Our Leases

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2024, master leases contributed 69.1% of the ABR associated with multi-site tenants (394 of 656 properties), and 41.4% of our overall ABR (394 of our 765 properties).

As of December 31, 2024, approximately 99.1% of our portfolio, representing all but two of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. As of December 31, 2024, the ABR weighted average remaining term of our leases was approximately 10.2 years. Approximately 3% of the properties in our portfolio are subject to leases without at least one renewal option. The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2024.

20%
10%
0%
1.2%
3.0%
6.5%
5.0%
4.7%
12.3%
2.1%
8.2%
4.8%
3.6%
3.8%
7.5%
6.0%
3.5%
5.4%
1.5%
4.3%
11.1%
2.8%
0.2%
2.5%
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
2044
Thereafter
Industrial
Retail
Other

The following table presents certain information based on lease expirations by year.

Year	# of Properties	# of Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2025	15	16	$4,680	1.2%	251	0.6%
2026	23	24	11,793	3.0%	915	2.3%
2027	28	30	25,762	6.5%	2,257	5.7%
2028	29	28	19,824	5.0%	1,793	4.6%
2029	61	36	18,519	4.7%	2,596	6.6%
2030	88	53	48,477	12.3%	4,777	12.1%
2031	31	26	8,181	2.1%	835	2.1%
2032	61	46	32,450	8.2%	3,479	8.8%
2033	49	23	18,949	4.8%	1,409	3.6%
2034	38	27	14,253	3.6%	1,245	3.2%
2035	20	16	15,184	3.8%	2,116	5.4%
2036	89	23	29,729	7.5%	2,877	7.3%
2037	26	12	23,883	6.0%	1,870	4.8%
2038	39	35	13,972	3.5%	1,226	3.1%
2039	11	7	21,208	5.4%	1,758	4.5%
2040	31	5	5,987	1.5%	312	0.8%
2041	39	8	16,919	4.3%	1,367	3.5%
2042	58	13	44,037	11.1%	4,803	12.2%
2043	12	5	11,014	2.8%	796	2.0%
2044	2	2	910	0.2%	44	0.1%
Thereafter	9	2	9,750	2.5%	2,285	5.8%
Total leased properties	759	437	395,481	100.0%	39,011	99.1%
In-process developments	4	4	—	—	—	—
Untenanted properties	2	2	—	—	343	0.9%
Total properties	765	443	$395,481	100.0%	39,354	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2024, leases contributing 97.4% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2024 is displayed below.

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	79.5%	2.1%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	2.9%
Every 4 years	1.0%	2.4%
Every 5 years	8.1%	1.6%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.4%	1.5%
Flat (b)	2.6%	—
Total/ABR Weighted Average	100.0%	2.0%

(a)
Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2024, leases contributing 4.8% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)
Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2024, are displayed in the following chart:

If requested by a tenant, we may, subject to the tenant’s history, creditworthiness, and other relevant considerations, agree to reimburse the tenant for property expansion or improvement costs, 100% of which it leases from us. In exchange for such reimbursement, we generally receive contractually specified rent that increases proportionally with our funding, which typically allows us to achieve a consistent cash yield on our funding throughout improvement.

Transitional Capital

In addition to investing in new property acquisitions, revenue generating capital expenditures, and build-to-suit developments, we may, from time to time, invest in transitional capital opportunities, including preferred equity interests and real estate lending opportunities. Such investments are intended to be shorter in duration, offering an alternative source of financing.

The following table presents our transitional capital investments at December 31, 2024:

December 31, 2024
Transitional Capital:
Type	Preferred Equity
Investment (’000s) (a)	$52,200
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Remaining term (years) (c)	2.5
Property type	Retail Center
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted average remaining lease term (years)	4.0
Occupancy rate (based on SF) (d)	98.7%
Quarterly rent collection	90.7%
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

Investment Guidelines

We seek to acquire, finance, and develop primarily freestanding, single-tenant commercial real estate properties located in the United States that are under lease and fully occupied at the time of acquisition or development completion. We also make additional investments in our properties with existing tenants through revenue generating capital expenditures, whereby we agree to fund certain capital expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income that can be caused by underperforming investments or adverse economic conditions affecting an entire industry or geographic region. When evaluating whether a property acquisition would contribute to our overall portfolio’s diversification, we take into account the total percentage a single property, tenant, or brand would represent in our overall portfolio, as well as geographic concentrations, both by the metropolitan statistical area and by state. While we consider these criteria when evaluating investment opportunities, we may also opportunistically pursue investments that do not meet one or more of these factors if we assess that a transaction presents compelling risk-adjusted returns. We intend to primarily acquire portfolios and assets over time that will not result in any one tenant representing more than 5% of ABR on a sustained basis. We are currently focused primarily on investing in the industrial and retail property types, and target specific acquisition opportunities within each property type in a highly selective manner.

•
Industrial. We focus on single-tenant manufacturing, warehouse and distribution facilities, food processing, refrigerated storage, flex-space, and research and development facilities where the tenant has a strong credit profile and experienced management team. We predominantly look for industrial assets where the real estate is mission critical to the tenant’s operations, where the property sits on an essential or strategic location for the tenant, and where it would be difficult or more expensive for the tenant to relocate. We believe these characteristics translate into a higher degree of confidence in the long-term occupancy of our assets and the corresponding payment of contractual rental cash flows both during the initial term and over subsequent renewal periods. In contrast, we may also seek to own real estate that is fungible, located in strong markets with solid fundamentals, and are highly marketable to a broad array of potential end users to ensure long-term occupancy regardless of tenant. In both circumstances, we look for industrial properties that are located in close proximity to major transportation thoroughfares such as airports, ports, railways, major freeways or interstate highways.
•
Retail. We are primarily focused on long-term, fee simple, ownership of properties leased to national or large regional retailers operating in e-commerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our retail investments are primarily in single-tenant, net leased retail establishments in the general merchandise, casual dining, quick service restaurant, automotive, animal services, home furnishings, and consumer-centric healthcare industries. We underwrite retail properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations. We place emphasis on retail investments located in highly trafficked retail corridors with strong demographic attributes.

Competition

The commercial real estate market is highly competitive. We compete for tenants to occupy our properties in all of our markets with other owners and operators of commercial real estate. We compete based on a number of factors that include location, rental rates, tenant quality, suitability of the property’s design to prospective tenants’ needs, and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates, and the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, lenders to finance real estate transactions such as developments and revenue generating capital expenditures, and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels as us, and may have a higher target leverage profile. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Human Capital

As of December 31, 2024, we employed 73 full-time employees, comprised of talented professionals engaged in origination, underwriting, closing, accounting and financial reporting, property and asset management, capital markets, and other corporate activities essential to our business.

At Broadstone, we are as passionate about our people as we are about real estate. The commitment to our employees is central to our ability to continue to deliver strong performance and financial results for our stockholders and other stakeholders. We seek to create an inclusive and dynamic culture for our employees, which allows us to attract, engage, and develop top talent to manage our business. We strive to provide our employees with a work environment that is free from discrimination and harassment, that respects and honors their differences and unique life experiences, and that enables employees the opportunity to develop and excel in their roles and reach their full potential. We seek to provide a collaborative, creative workplace where people with unique talents can flourish, where their opinions are valued, and where their contributions are rewarded.

As part of our commitment to our employees, we are focused on the following initiatives:

•
Employee Total Rewards and Wellness – We actively listen to, care for, and serve the needs of our employees, recognizing that they are our most valuable assets. To support their overall health, wellness, and engagement, we prioritize meaningful investments in their well-being. We employ numerous strategies and initiatives focused on nurturing the physical, mental, and financial well-being of our employees and their dependents. These include: competitive compensation programs including performance-based bonuses and equity programs for all, employee benefits (with 100% employer-paid healthcare options), 401(k) with employer match and immediate vesting, generous paid time off programs with an annual corporate shutdown week, paid caregiver leave, employer-paid legal services, access to an employee assistance program, several company-paid and supplemental insurance programs, fringe benefits to make both the Broadstone and home office environments more comfortable including flexibility in work locations and schedules, and access to other health and wellness events and resources.
•
Employee Development and Engagement – Our diverse backgrounds and experiences help drive our performance and contribute to our company’s growth. We leverage and enhance our collective strengths through collaboration and development initiatives by offering numerous opportunities for our employees to engage in personal and professional growth, including educational support and eligibility for tuition assistance and reimbursement, participation in industry conferences and networking events, individual leadership training, access to an online learning library, town hall meetings with our CEO and senior leadership team, sponsorship of employees through a women’s resource group, and peer mentorship opportunities. Our employee training efforts prioritize knowledge and skill development across a variety of competencies including real estate fundamentals, cybersecurity, safety, ethics, harassment prevention, inclusive culture, and a robust management skills training series. To further support our employee development efforts, we employ various talent management strategies including an annual succession planning program and the facilitation of both a mid-year and formal year-end performance conversation process. We strive to foster transparent communication and open dialogue between our senior leaders and our employee base through various social and appreciation events designed to strengthen employee connection and belonging in our workplace, knowing we can accomplish more and do our best when we work together.
•
Community Engagement – We are dedicated to contributing positively to the communities in which we operate and do so through various corporate giving and philanthropic endeavors. Our community engagement efforts are supported by a committee that is responsible for engaging with community organizations, planning and organizing various opportunities for employees to make a difference through volunteer giving and service, and facilitating corporate donation and fundraising drives. A segment of our corporate giving initiative also includes financial contributions and other support to external organizations focused on a range of missions that support and advocate for underserved populations within our communities. These efforts allow us to offer numerous opportunities for employees to prioritize community involvement and is further encouraged by providing employees with dedicated paid time off per year to focus on community service and volunteering for causes of personal interest.

The purposeful investment in our employees reflects our commitment to building an engaged and high-performing workforce capable of achieving our strategic objectives.

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
•
We may engage in development or expansion projects, including speculative development projects, which would subject us to additional risks that could negatively impact our operations.
•
Global and U.S. financial markets and economic conditions, such as inflation, may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.
•
As of December 31, 2024, we had approximately $1.9 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
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

Our portfolio consists primarily of single-tenant net leased properties and we are dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operations depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. An actual or anticipated tenant default, bankruptcy, or vacancy, or speculation in the press or investment community about an actual or anticipated tenant default, bankruptcy, or vacancy may also negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.

This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2024, master leases contributed to approximately 69.1% of our ABR associated with multi-site tenants (394 of 656 multi-site tenant properties), and approximately 41.4% of our overall ABR (394 of our 765 properties). Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.

We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2024, the ABR weighted average remaining term of our leases was approximately 10.2 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. Conversely, during times when inflation is greater than the increases in rent provided by our leases, rent increases will not keep up with the rate of inflation and may fail to keep pace with rising costs. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us. In addition, properties leased pursuant to long-term leases at below market rental rates or with below market rent escalations may be less attractive to potential buyers, which could affect our ability to sell such properties at an acceptable price or at all.

Our growth depends upon future acquisitions of properties, and we may be unable to identify or complete suitable acquisitions of properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.

Our business model depends significantly on acquiring new properties. From 2015 to 2024, we acquired an average of $560.0 million of new properties per year, with a low of $100.0 million and a high of $1.0 billion. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions. Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2025 and beyond. If we are unable to achieve growth through acquisitions, it could materially and adversely affect us.

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

As we continue to acquire properties pursuant to our investment strategy, our portfolio may become less diversified, which could materially and adversely affect us.

In pursuing our investment strategy, we may acquire properties that cause our portfolio to become less diversified. If our portfolio becomes less diverse, our business may become subject to greater risk, including tenant bankruptcies, adverse industry trends, and economic downturns in a particular geographic area. As a result, if any such risks of a less diversified portfolio are realized, we could be materially and adversely affected.

We face significant competition for acquiring properties from both publicly traded REITs and private investors that have greater resources than we do, which could materially and adversely affect us.

We face significant competition from other entities engaged in real estate investment activities, including publicly traded and privately held REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our investment strategy. Any failure to grow through acquisitions as a result of the significant competition we face could materially and adversely affect us.

Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.

As of December 31, 2024, approximately 37.2% of our ABR came from properties in our top five states: Texas (9.6%), Michigan (9.2%), Florida (6.5%), California (6.1%), and Illinois (5.8%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, will not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, retail, and other properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions, could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.

Our portfolio is also concentrated in certain property types and any adverse developments relating to these property types could materially and adversely affect us.

As of December 31, 2024, approximately 59.6% of our ABR came from industrial properties and 31.2% from retail properties. Any adverse developments in these property types could materially and adversely affect us. For example, the demand for industrial space in the United States is generally related to the level of economic output and consumer demand. Accordingly, reduced economic output and/or consumer demand may lead to lower occupancy rates or decreased demand for our industrial properties. In addition, the market for retail properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large brands and companies, adverse changes in consumer spending and consumer preferences for retailing, and the excess amount of retail space in a number of markets. Accordingly, decreases in the demand for industrial or retail properties may have a greater adverse effect on us than if we had fewer investments in these industries. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in our concentrated property types could materially and adversely affect us.

If one or more of our top 10 tenants, which together represented approximately 21.9% of our ABR as of December 31, 2024, suffers a downturn in their business, it could materially and adversely affect us.

As of December 31, 2024, our top 10 tenants together represented 21.9% of our ABR. Our largest tenant is Roskam Baking Company, which leases seven properties that in the aggregate represent approximately 4.1% of our ABR. Our top 10 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.

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

Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2024, 16 leases representing approximately 1.2% of our ABR will expire during 2025. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, leasing commissions, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of December 31, 2024, two of our properties, representing approximately 0.9% of our portfolio, were unoccupied. We may experience difficulties in leasing these vacant spaces on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.

Property vacancies could result in significant capital expenditures and illiquidity, particularly for specialty properties that are suitable for only one use.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. In particular, our specialty properties are designed for a particular type of tenant or tenant use. If tenants of specialty properties do not renew or default on their leases, we may not be able to re-lease properties without substantial capital improvements, which may require significant cost and time to complete. Alternatively, we may not be able to re-lease or sell the property without such improvements or may be required to reduce the rent or selling price significantly. Supply chain disruptions and price fluctuations in the construction and building industry could result in increased costs and significant delays for building renovation and maintenance projects. This potential illiquidity may limit our ability to modify quickly our portfolio in response to changes in economic or other conditions, including tenant demand. Such occurrences could materially and adversely affect us.

We may experience a higher number of tenant defaults because we lease most of our properties to tenants who do not have an investment grade credit rating.

We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2024, only approximately 17.4% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to such tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit-assessment tools as well as our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). Our methods, however, may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.

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

We also rely on information from our tenants to evaluate credit risk and conduct ongoing risk management. As of December 31, 2024, approximately 85.6% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 8.6% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.

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

We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2024, 2023, and 2022, and may record future impairments based on actual results and changes in circumstances. See “Critical Accounting Policies – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.

We may engage in development or expansion projects, including speculative development projects, which would subject us to additional risks that could negatively impact our operations.

We may engage in development or expansion projects, which are subject to a number of risks, including construction delays, supply chain disruptions and inflation, price fluctuation of materials, and cost overruns that may increase anticipated project costs. Such development or expansion projects could also require us, our tenants, or any development partners to raise additional capital or obtain zoning, occupancy, or other required governmental permits and authorizations. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause the incurrence of penalties, delay us from receiving rental payments, result in us receiving reduced rental payments, or prevent us from pursuing the development or expansion project altogether. We also rely on third-party construction managers and/or engineers to monitor certain construction activities. If we engage or partner with a developer, we rely on the developer to monitor construction activities and our interests may not be aligned. Additional risks related to development or expansion projects include, but are not limited to:

•
unsuccessful development opportunities could cause us to incur direct expenses;
•
construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated or unprofitable;
•
time required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•
legal action to compel performance of contractors, developers, or partners may cause delays and our costs may not be reimbursed;
•
we may not be able to find tenants to lease the space built on a speculative basis or in a redeveloped or renovated building, which will impact our cash flow and ability to finance or sell such properties;
•
possible gaps in warranty obligations of our developers and contractors and the obligations to a tenant;
•
occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and
•
favorable financing sources to fund development activities may not be available.

The inability to successfully complete development or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations.

We may enter into new transaction structures, including real estate lending opportunities and joint ventures, which would subject us to additional risks that could negatively impact our operations.

We may explore and enter into new transaction structures, including real estate lending opportunities and joint ventures, that may or may not be closely related to our current business. These new transaction structures may have new, different, or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new transaction structures, we will be exposed to the risk that those structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status and to avoid entity-level taxes, or will subject us to additional regulatory requirements or limitations. If we are not able to successfully manage the risks associated with such new transaction structures, it could have an adverse effect on our business, results of operations, and financial condition.

Security breaches and other technology disruptions could compromise our information systems and expose us to liability, which could materially and adversely affect us.

Information security risks, including risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems, have increased in recent years due to the increased technological sophistication and activities of perpetrators of cyber-attacks, including by computer hackers, foreign governments, and cyber terrorists. Our business involves the storage and transmission of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and our employees, and financial and strategic information about us. In addition to our internal information systems, we also rely on third-party service providers that may have access to such information in connection with providing necessary information technology, security, and other business services to us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, potential liability, and competitive disadvantage. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. Laws and regulations governing data privacy are constantly evolving. Many of these laws and regulations, including the California Consumer Protection Act, contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. Any of the above risks could materially and adversely affect us.

Changes in accounting standards may materially and adversely affect us.

From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, which create and interpret accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. In addition, any changes may undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence and could materially and adversely affect us. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate as well as their ability to provide accurate or complete financial information to us.

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

Our ability to effectively monitor and respond to the rapid and ongoing developments and often conflicting expectations regarding our corporate responsibility and sustainability efforts may impose unexpected costs or result in reputational or other harm that could have a material adverse effect on our business.

There are rapid and ongoing developments and often conflicting expectations relating to corporate responsibility and sustainability matters as governmental entities, investors, employees, and other stakeholders have begun to focus increasingly on such practices. If we are unable to adequately recognize and effectively respond to such developments and conflicting governmental, societal, investor, and consumer expectations relating to our corporate responsibility and sustainability efforts, we may miss corporate opportunities, become subject to additional scrutiny, incur unexpected and significant costs, or experience damage to our reputation. If any of these events were to occur, there may be a material adverse effect on our business.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2024, we were party to tax protection agreements covering two properties. Based on values as of December 31, 2024, taxable sales of the applicable properties would trigger liability under the agreements of approximately $10.4 million. In addition, in connection with the Company’s internalization, we entered into a tax protection agreement with Amy L. Tait, the Company’s founder, and certain members of her family, which has a potential liability of up to $10 million based on values as of December 31, 2024. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time or on terms that would be favorable absent such restrictions.

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

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, retail, and other commercial properties under long-term lease agreements. Accordingly, our performance is subject to risks generally attributable to the ownership of commercial real property, including:

•
changes in supply and demand for single-tenant space in the industrial, retail, and other sectors;
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
•
competition from other properties; and
•
changes in regulation that affect us or the commercial real estate market in general.

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

Natural disasters (e.g., hurricanes, floods, earthquakes, wildfires, or other types of natural disasters), pandemics or epidemics, terrorist attacks, other acts of violence or war, or other catastrophic events could cause damage to our properties, materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease, or result in increased volatility in the U.S. and worldwide financial markets and economy. We own properties in regions that have historically been impacted by natural disasters and it is probable such regions will continue to be impacted by such events. If a disaster occurs, we could suffer a complete loss of capital invested in, and any profits expected from, the affected properties. Any of these occurrences could materially and adversely affect us.

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

Risks Related to Debt Financing

As of December 31, 2024, we had approximately $1.9 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2024, we had approximately $1.9 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We use external financing to refinance indebtedness as it matures and to partially fund our acquisitions. Credit markets may experience significant price volatility, displacement, and liquidity disruptions, including the bankruptcy, insolvency, or restructuring of certain financial institutions. Our access to financing depends on, among other things, conditions in the financial markets. The United States and global financial markets have experienced periods of significant volatility and disruption in the past, and are expected to continue to do so in the future. Recent disruptions in the capital markets have resulted in constrained equity and debt capital available for investment in the real estate market and increases in capitalization rates. Future events or sustained negative conditions may also reduce the availability of financing, make financing terms less attractive, as well as negatively impact the value of our investments in properties. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our planned business activities or take other actions to fund our business activities and repayment of debt such as selling assets or reducing or maintaining our cash distributions. As a result, we may be unable to fully refinance maturing indebtedness with new indebtedness, which could materially and adversely affect us. Uncertainty in the credit markets could also negatively impact our ability to make acquisitions, make it more difficult or impossible for us to sell properties, or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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

We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2024, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.

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

With the discontinuation of LIBOR as a floating rate benchmark, we transitioned the reference interest rate used in connection with our floating rate debt obligations to ones based on SOFR. The composition and characteristics of SOFR are not the same as those of LIBOR, and SOFR is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities (e.g., three months) and SOFR and SOFR-based rates have a limited history. As a result, it remains uncertain whether SOFR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial, or other events. In addition, SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. Accordingly, there can be no assurance that our transition to term SOFR in connection with our floating rate borrowings will not result in increased volatility in our cost of borrowing or increased interest expense.

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

As of December 31, 2024, we had approximately C$100 million of debt outstanding for which the interest rate was tied to the Canadian Dollar Offered Rate (“CDOR”). Additionally, as of December 31, 2024, we had entered into interest rate swaps totaling C$100 million that fix the CDOR component of our debt through various tenors.

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

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our Company, your and our ability to recover damages from such director or officer will be limited. Our Charter and Second Amended and Restated Bylaws also require us to indemnify and advance expenses to our directors and our officers for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our Charter. Moreover, we have entered into separate indemnification agreements with each of our directors and officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against such persons. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases, which would reduce the cash available for distributions.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. If this occurs, we may need to borrow funds or liquidate some of our properties in order to pay any applicable taxes. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to execute our investment strategy and raise capital, and could materially and adversely affect the trading price of our common stock.

Even if we remain qualified as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax or interest charge (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT and to avoid the imposition of an entity-level tax. Any of these taxes or interest charges would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT Requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we have held, and may continue to hold, some of our assets through a TRS that is subject to U.S. federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

In certain circumstances, we may be liable for tax obligations of certain of the members of the OP. In connection with certain UPREIT transactions and the Company’s internalization, we have entered or may enter into tax protection agreements under which we have agreed to indemnify members of the OP against adverse tax consequences if we were to sell, convey, transfer, or otherwise dispose of our assets in taxable transactions, with specific exceptions and limitations. Pursuant to the tax protection agreements, we have also agreed to ensure that such members of the OP are allocated minimum amounts of the OP’s indebtedness. If we fail to meet our obligations under the tax protection agreements, we may be required to reimburse those members of the OP for the amount of the tax liabilities they incur, subject to certain limitations. We may enter into additional tax protection agreements in the future in connection with other UPREIT transactions. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. In order to limit our exposure to a tax obligation, our use of proceeds from any sales or dispositions of certain properties will be limited.

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

The market price of shares of our common stock may fluctuate. In addition, the trading volume in shares of our common stock may fluctuate and cause significant price variations to occur. Historically, these changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular. If the market price of shares of our common stock declines significantly, you may be unable to resell your shares of our common stock at or above the public offering price. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly, including a decline below the public offering price, in the future.

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
•
the announcement of new transactions by us or our competitors;
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

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. However, we may not be able to continue to generate sufficient cash flow from our properties to permit us to make the distributions we expect. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can provide no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. For instance, our Revolving Credit Facility contains provisions that restrict us from paying distributions if an event of default exists, other than distributions required to maintain our REIT status. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of our Board of Directors, and the form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our Board of Directors deems relevant.

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

In an effort to mitigate the impact of cybersecurity events, we conduct mandatory information technology and cybersecurity training for all employees upon hire and at least annually thereafter, and regularly test our employees for information security awareness and adherence to our information technology and cybersecurity policies, which are reviewed at least annually. We also provide our employees with access to educational newsletters and articles regarding relevant information technology and cybersecurity matters on a regular basis. Additionally, we utilize third-party experts to review and test our information technology infrastructure, including constant monitoring for suspicious activity, routine penetration testing of our networks, and an annual security assessment of the effectiveness of our informational technology environment to identify potential vulnerabilities. For example, our VP, Information Systems & Solutions and Director, Information Technology receive monthly reporting from our managed security service provider and meet regularly to discuss reported activity. Our VP, Information Systems & Solutions and Director, Information Technology also meet with the cybersecurity solutions team at our managed security service provider on a quarterly basis to review and discuss the Company’s cybersecurity vulnerability score and key risk indicators, including security alerts, specific vulnerabilities, and remediation cadence, as well as peer comparisons and enhancements to the Company’s cybersecurity program. Our third-party service providers of technology services are generally required to provide us with system and organization controls (SOC) reports prior to formal engagement and annually thereafter. The reports are reviewed by our VP, Internal Audit and our VP, Information Systems & Solutions, or their designee(s), to assess and monitor compliance with cybersecurity best practices.

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

Stockholders

As of February 14, 2025, there were approximately 471 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our common stock than record holders.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Not applicable.

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph is a comparison of the cumulative total return of shares of our common stock, the S&P 500, and the MCSI US REIT Index. The graph assumes that $100 was invested on December 31, 2019, in each of shares of our common stock, the S&P 500 and the MCSI US REIT Index, and that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MCSI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MCSI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

Total Return Performance

220
200
180
160
140
120
100
80
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Broadstone Net Lease
S&P 500
MSCI US REIT Index

	December 31,
	2019	2020	2021	2022	2023	2024
Broadstone Net Lease	100.00	96.11	127.51	88.30	100.66	99.57
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
MSCI US REIT Index	100.00	92.43	132.23	99.82	113.54	123.47

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

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of December 31, 2024, our portfolio includes 765 properties, with 758 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

We expect to achieve growth in revenues and earnings through our four core building blocks, which are (1) embedded same store net operating income growth through best-in-class portfolio rent escalations, stable rent collections, minimal credit losses, strong lease rollover outcomes, and accretive recycling, (2) revenue generating capital expenditures with existing tenants, (3) build-to-suit developments, and (4) a diversified acquisition pipeline.

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

•
Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to, off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.
•
Diversified Portfolio. As of December 31, 2024, our portfolio comprised approximately 39.4 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•
Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in manufacturing, distribution and warehouse, food processing, general merchandise, casual dining, and quick service restaurants.
•
Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.6% of our ABR.
•
Tenant and Industry Diversification: Our properties are occupied by 202 different commercial tenants who operate 190 distinct brands that are diversified across 55 varying industries, with no single tenant accounting for more than 4.1% of our ABR.
•
Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2024, our portfolio was approximately 99.1% leased with an ABR weighted average remaining lease term of approximately 10.2 years, excluding renewal options.
•
Standard Contractual Base Rent Escalation. Approximately 97.4% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.0%.
•
Extensive Tenant Financial Reporting. Approximately 94.2% of our tenants, based on ABR, provide financial reporting, of which 85.6% are required to provide us with specified financial information on a periodic basis, and an additional 8.6% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Diversified Investment Activity

During the year ended December 31, 2024, our investment activity consisted of the following:

	For the Three Months Ended				For the Year Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2024
Acquisitions:
Acquisition price	$—	$69,250	$165,053	$—	$234,303
Initial cash capitalization rate	—	7.2%	7.3%	—	7.3%
Straight-line yield	—	8.0%	8.1%	—	8.1%
Weighted average lease term (years)	—	9.4	11.5	—	10.9
Weighted average annual rent increase	—	2.8%	2.3%	—	2.4%

Build-to-suit developments:
Investments	$22,962	$24,667	$30,583	$37,107	$115,319

Revenue generating capital expenditures:
Investments	$—	$—	$—	$3,000	$3,000
Initial cash capitalization rate	—	—	—	8.0%	8.0%
Weighted average lease term (years)	—	—	—	8.0	8.0
Weighted average annual rent increase	—	—	—	2.5%	2.5%

Transitional capital:
Investments	$—	$—	$52,200	$—	$52,200
Cash capitalization rate	—	—	8.0%	—	8.0%

Total investments	$22,962	$93,917	$247,836	$40,107	$404,822
Total initial cash capitalization rate (a)	—	7.2%	7.3%	8.0%	7.3%
Total weighted average lease term (years) (a)	—	9.4	11.5	8.0	10.8
Total weighted average annual rent increase (a)	—	2.8%	2.3%	2.5%	2.4%
(a)
Due to the nature of (1) transitional capital representing a contractual yield on invested capital, and (2) build-to-suit developments not generating revenue during construction, these are excluded from the calculation of total cash capitalization rates, weighted average lease terms, and weighted average rent increases.

Build-to-Suit Development Projects

The following table summarizes the Company’s in-process developments as of December 31, 2024:

Property	Property Type	Projected Rentable Square Feet	Start Date (b)	Target Stabilization Date (c)	Lease Term (Years)	Total Project Commitment (d)	Estimated Total Project Investment (e)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (f)	Estimated Straight-line Yield
7 Brew (High Point - NC)	Retail	1	Dec. 2024	Feb. 2025	15	$1,975	$1,975	$1,173	$802	8.0%	8.8%
Sierra Nevada (Dayton - OH)	Industrial	122	Oct. 2024	Nov. 2025	15	58,563	58,563	4,638	53,925	7.6%	9.4%
Sierra Nevada (Dayton - OH)	Industrial	122	Oct. 2024	Mar. 2026	15	55,525	55,525	4,257	51,268	7.7%	9.6%
Southwire (Bremen - GA)	Industrial	1,200	Dec. 2024	Jul. 2026	10	115,411	107,333	8,285	99,048	7.6%	8.6%
Total		1,445				$231,474	$223,396	$18,353	$205,043
(b)
The period in which we have acquired access to the land and begun physical construction on a property.
(c)
Represents our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis.
(d)
Represents the contractual maximum amount of costs that we are committed to fund for the build-to-suit development project.
(e)
Represents the estimated costs to be incurred to complete development of each project. We expect to update our estimates upon completion of the project, or sooner if there are any significant changes to expected costs from quarter to quarter. Excludes capitalized costs consisting of capitalized interest and other acquisition costs.
(f)
Calculated by dividing the estimated first year cash yield to be generated on a real estate investment by the Estimated Project Investment for the property.

The following table summarizes the Company’s stabilized developments during the year ended December 31, 2024:

Property	Property Type	Rentable Square Feet	Lease Commencement Date (g)	Total Project Commitment (d)	Estimated Total Project Investment (e)	Cumulative Investment	Estimated Remaining Investment		Estimated Cash Capitalization Rate (f)	Estimated Straight-line Yield
UNFI (Sarasota - FL)	Industrial	1,016	Sep. 2024	$204,833	$200,958	$190,573	$10,385	(h)	7.2%	8.6%
(g)
The month in which the development was substantially completed and was made available for occupancy.
(h)
Revenue on additional fundings will receive a cash capitalization rate of 6.8%.

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

Rental Rates

Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2024, leases contributing approximately 97.4% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average increase of 2.0%. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 12.1% of our rent escalators are based on an increase in the CPI over a specified period and 2.6% of our leases are flat leases, meaning they do not provide for rent increases during their terms.

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

Lease Renewals and Occupancy

As of December 31, 2024, the ABR weighted average remaining term of our portfolio was approximately 10.2 years, excluding tenant renewal options, and 16 leases, or approximately 1.2% of ABR, will expire during 2025. Approximately 3% of the properties in our portfolio are subject to tenant leases without at least one renewal option. Approximately 67.3% of our ABR was derived from leases that will expire after 2030, and no more than 12.3% of our ABR was derived from leases that expire in any single year up to 2030. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our portfolio was 99.1% occupied as of December 31, 2024.

Investment Activity

Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property investments. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete acquisitions that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our acquisition opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our investment volume also depends on our ability to access third-party debt and equity financing or our ability to recycle capital through property dispositions.

Net Lease Terms

Substantially all of our leases are net, pursuant to which our tenant generally is obligated to pay most recurring expenses associated with the leased property including real estate taxes, insurance, maintenance, and repairs. The remaining leases generally require that we pay some property expenses such as real estate taxes, insurance, or certain repairs and maintenance. Additionally, we seek to use master lease structures when possible, pursuant to which we lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. As of December 31, 2024, master leases contributed 69.1% of the ABR associated with multi-site tenants (394 of 656 properties), and 41.4% of our overall ABR (394 of our 765 properties).

Interest Expense

We anticipate that we will continue to incur debt to fund future investment activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. As of December 31, 2024, 97.2% of our $1.9 billion of debt is fixed through fixed rates and $939.5 million of interest rate swap notional. As interest rate swaps mature, we will be subject to interest rate risk from changes in rates on our floating-rate debt to the extent we do not enter into new interest rate swaps. Any changes to our debt structure or debt financing associated with property investments, could materially influence our operating results depending on the terms of any such debt. Our current investment grade credit ratings are ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”), which allow us to take advantage of the lower cost of debt. However, a downgrade in our credit rating, or interest rate change due to governmental monetary and tax policies, domestic and international economic and political conditions, or other factors beyond our control, could also increase the amount of interest we pay under our debt agreements.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses.

Impact of Inflation

Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 10.2 years as of December 31, 2024. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2024, substantially all of our leases had contractual rent escalations, with an ABR weighted average increase of 2.0%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual rent escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, we are limited in our same store rental revenue inflation protection.

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

Impairments

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, plans to vacate the property upon lease expiration, changes in our view or strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2024, we recognized $49.0 million of impairment due to a change in our long-term hold strategy for 18 properties.

Current Market Conditions and Strategic Priorities

Over the last two fiscal years, challenging capital market conditions directly impacted the broader commercial real estate market and, in particular, the net lease real estate market. During the latter half of fiscal 2022, interest rates began to rise steadily and persisted through fiscal years 2023 and 2024, resulting in a challenging lending environment and a material increase in the cost of capital for commercial real estate buyers and lenders. The increase in interest rates accelerated at a more aggressive pace than commercial real estate capitalization rates, thereby compressing earnings on new investments. More recently, market expectations about expansionary monetary policy resulted in net lease real estate sellers maintaining higher pricing expectations, which ultimately led to a significant decrease in transaction volumes during the latter half of 2023 and throughout 2024. These challenging market conditions have limited and may continue to limit the ability of commercial real estate owners, including us, to complete real estate acquisitions at volume and accretion levels consistent with prior years, resulting in lower earnings growth rates compared to historical periods.

On February 21, 2024, we announced the strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. Our decision to sell these assets was in part due to our review of our investment pipeline and expectation that we would fully redeploy the proceeds into our core investment verticals of industrial and retail assets without diluting our per share results. Through December 31, 2024, we have sold 55 clinical healthcare properties for gross proceeds of $345.6 million, thereby reducing our exposure to clinical healthcare assets to 3.2% of our ABR. We have successfully redeployed all sale proceeds and expect to employ a deliberate and methodical approach to repositioning our remaining clinically-oriented healthcare properties in order to enhance and preserve the value of those assets.

As a result of actual and planned sales from our clinical healthcare portfolio simplification strategy, we have recognized an $72.6 million gain on sale of real estate and incurred $71.5 million of impairment charges through December 31, 2024. Outside of gains on sale of real estate and impairments, we do not expect our healthcare portfolio simplification strategy to materially impact our results of operations or financial position.

Results of Operations

Discussion of our Results of Operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2023 Compared to Year Ended year ended December 31, 2022.”

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Lease revenues, net

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Contractual rental amounts billed for operating leases	$388,074	$388,073	$1	—%
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,163	27,154	(4,991)	(18.4)%
Net write-offs of accrued rental income	(2,556)	(4,266)	1,710	40.1%
Variable rental amount earned	2,999	2,277	722	31.7%
Earned income from direct financing leases	2,748	2,752	(4)	(0.1)%
Interest income from sales-type leases	58	58	—	—%
Operating expenses billed to tenants	20,693	20,363	330	1.6%
Other income from real estate transactions	2,039	7,414	(5,375)	(72.5)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(4,418)	(937)	(3,481)	> (100.0)%
Total Lease revenues, net	$431,800	$442,888	$(11,088)	(2.5)%

The decrease in Lease revenues, net was primarily due to a decrease in lease termination fee income (classified as other income from real estate transactions in the table above), which fluctuates from period to period, coupled with a decrease in realizable revenues associated with certain clinical healthcare properties. While lease revenues decreased as a result of our healthcare portfolio simplification strategy, this was offset by redeployment into revenue generating properties.

Operating Expenses

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Operating expenses
Depreciation and amortization	$156,179	$158,626	$(2,447)	(1.5)%
Property and operating expense	24,741	22,576	2,165	9.6%
General and administrative	37,986	39,425	(1,439)	(3.6)%
Provision for impairment of investment in rental properties	49,001	31,274	17,727	56.7%
Total operating expenses	$267,907	$251,901	$16,006	6.4%

Depreciation and amortization

The decrease in depreciation and amortization for the year ended December 31, 2024 was primarily due to properties sold in the previous year not having a full year of depreciation in the current year, offset by a full year’s worth of depreciation from property investments made in the previous year as well as partial depreciation from property investments made in the current year.

Property and operating expense

The increase in property and operating expense for the year ended December 31, 2024 was primarily due to a $2.9 million increase in non-reimbursable property expenses related to a decrease in occupancy, of which $1.7 million related to real estate taxes.

General and administrative

The decrease in general and administrative expense for the year ended December 31, 2024 was primarily due to a decrease in severance and employee transition costs, and directors and officers insurance premiums associated with the length of time that has elapsed since our initial public offering in 2020.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for their respective periods:

	Year ended December 31,
(in thousands, except number of properties)	2024	2023
Number of properties	18	4
Carrying value prior to impairment charge	$146,811	$62,720
Fair value	97,810	31,446
Impairment charge	$49,001	$31,274

During the year ended December 31, 2024, we recognized $49.0 million of impairment on our investments in rental properties, primarily from changes in the Company’s long-term hold strategy with respect to the individual properties. Such impairments primarily related to our strategic decision to sell our clinically-oriented healthcare properties as part of our healthcare portfolio simplification strategy. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2024	2023	$	%
Other income (expenses)
Interest income	$994	$512	$482	94.1%
Interest expense	(74,077)	(80,053)	(5,976)	(7.5)%
Gain on sale of real estate	73,153	54,310	18,843	34.7%
Income taxes	(1,175)	(763)	412	54.0%
Other income (expenses)	6,201	(1,681)	7,882	> 100.0%

Interest expense

The decrease in interest expense related to capitalizing $2.3 million more interest on in-process development spend during the year ended December 31, 2024. Additionally, approximately $1.9 million of the decrease was attributable to a decrease in our weighted average cost and outstanding balance of borrowings on our variable-rate Revolving Credit Facility. At December 31, 2024, the overnight Secured Overnight Financing Rate (“SOFR”) was 4.49% compared with the one-month SOFR rate of 5.35% at December 31, 2023. Our weighted average outstanding revolver balance was $95.8 million for the year ended December 31, 2024 compared to $121.7 million for the year ended December 31, 2023. Lastly, $1.7 million of the decrease in interest expense related to swap terminations.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2024, we recognized a gain of $73.2 million on the sale of 58 properties, compared to a gain of $54.3 million on the sale of 14 properties during the year ended December 31, 2023.

Other income (expenses)

The increase in other income (expenses) during the year ended December 31, 2024 was primarily due to a $6.2 million unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $1.7 million unrealized foreign exchange loss recognized during the year ended December 31, 2023.

Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2024	2023	$	%
Net income	$168,989	$163,312	$5,677	3.5%
Net earnings per diluted share	0.86	0.83	0.03	3.6%

The increase in net income is primarily due to an $18.8 million increase in the gain on sale of real estate together with a $7.9 million increase in other income (expenses), and $6.0 million decrease in interest expense. These are offset by an increase in the provision for impairment of investment in rental properties of $17.7 million and an $11.1 million decrease in lease revenues.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of December 31, 2024, we had total debt outstanding of $1.9 billion, Net Debt of $1.9 billion, Pro Forma Net Debt of $1.9 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.0x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 4.9x.

Net Debt, Pro Forma Net Debt, and Annualized Adjusted EBITDAre are non-GAAP financial measures, Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre are calculated based upon EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre each of which is also a non-GAAP financial measure. Refer to Non-GAAP Measures below for further details concerning our calculation of non-GAAP measures and reconciliations to the comparable GAAP measure.

Liquidity/REIT Requirements

Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire and develop properties, make distributions to our stockholders, and other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and the acquisition of additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital and proceeds from selective property dispositions.

Short-term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund build-to-suit developments, tenant improvements, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.

As detailed in the contractual obligations table below, we have approximately $300.4 million of expected obligations due throughout 2025, primarily consisting of $169.0 million of commitments to fund investments, $57.2 million of dividends declared, $54.1 million of projected interest expense, and $20.2 million of mortgage amortization. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our Revolving Credit Facility. As of December 31, 2024, we have $907.0 million of available capacity under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties and build-to-suit developments. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

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

We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, as well as proceeds from dispositions. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property subject to limitations imposed by our Revolving Credit Facility covenants and our investment grade credit rating.

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. During May 2024, we replaced our prior ATM Program with a new ATM Program with the same aggregate gross sales price of up to $400.0 million. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During the year ended December 31, 2024, in connection with forward sales agreements provided for under the ATM Program, we sold 2,187,700 shares of common stock at a weighted average price of $18.29 per share, subject to certain adjustments. We expect to settle the outstanding shares of these forward sales agreements before their maturities in August and September 2025. Our estimated net proceeds of these forward sale agreements, assuming physical settlement for cash as of December 31, 2024, is approximately $38.5 million. We have not settled any part of these forward sales agreements as of December 31, 2024. After considering the shares sold subject to forward sale agreements, we have $360.0 million of capacity remaining under the ATM Program as of December 31, 2024. There were no shares issued under the ATM Program for the year ended December 31, 2023.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Leverage Ratio below 6.0x on a sustained basis.

Unsecured Indebtedness and Capital Markets Activities as of and for the Year Ended December 31, 2024

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at December 31, 2024.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$93,014	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(2,799)
Total unsecured term loans, net	897,201
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,936)
Total senior unsecured notes, net	846,064
Total unsecured debt	$1,836,279
(a)
At December 31, 2024, a balance of $23.5 million was subject to daily simple SOFR. At December 31, 2024, the balance includes $100 million CAD borrowings remeasured to $69.5 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average (“CORRA”) of 3.32%.
(b)
At December 31, 2024, one-month SOFR was 4.33%.
(c)
At December 31, 2024, overnight SOFR was 4.49%.
(d)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

Revolving Credit Facility

Our Revolving Credit Facility has a $1.0 billion capacity with a maturity date of March 2026 and contains two six-month extension options, subject to certain conditions, including an extension fee equal to 0.0625%. In addition to USD, borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros or CAD up to an aggregate amount of $500.0 million. Borrowings under the amended credit facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin of 0.85% based on our current credit ratings of ‘BBB’ and ‘Baa2’ from S&P and Moody’s, respectively. In addition, the Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on our credit rating. The applicable facility fee is 0.20% per annum.

2026 Unsecured Term Loan

Borrowings under the 2026 Unsecured Term Loan are subject to interest at variable rates based on one-month adjusted SOFR plus a margin based on our credit rating ranging between 0.85% and 1.65% based on our credit rating.

2027 Unsecured Term Loan and 2029 Unsecured Term Loan

Borrowings under the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan bear interest at variable rates based on daily simple adjusted SOFR plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan.

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

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2024, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of December 31, 2024 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans	Senior Notes	Interest Expense (b)	Dividends (c)	Commitments to Fund Investments (d)	Total
2025	$—	$20,195	$—	$—	$54,095	$57,209	$168,950	$300,449
2026	93,014	16,843	400,000	—	69,809	—	70,735	650,401
2027	—	1,596	200,000	150,000	40,487	—	—	392,083
2028	—	38,279	—	225,000	65,599	—	—	328,878
2029	—	—	300,000	—	17,906	—	—	317,906
Thereafter	—	—	—	475,000	16,722	—	—	491,722
Total	$93,014	$76,913	$900,000	$850,000	$264,618	$57,209	$239,685	$2,481,439
(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2024. This amount includes the impact of interest rate swap agreements.
(c)
Amounts include dividends declared as of December 31, 2024 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
(d)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures, and both current build-to-suit developments and under control build-to-suit developments.

At December 31, 2024, investment in rental property with a book value of $117.8 million, was pledged as collateral against our mortgages.

In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.

Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the internalization of our management in February 2020. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2024, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. During the year ended December 31, 2024, the Company entered into nine forward-starting interest rate swaps for a total notional amount of $460.0 million. These forward-starting swap arrangements are effective during various periods between March and December 2025 and mature in 2030. As of December 31, 2024, we had 30 effective and nine forward-starting interest rate swaps with an aggregate notional amount of $1.4 billion. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $16.0 million, $20.6 million, and $60.0 million at December 31, 2024, 2023, and 2022, respectively. The table below shows information concerning cash flows for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$276,253	$271,074	$255,914
Net cash (used in) provided by investing activities	(59,703)	24,338	(859,643)
Net cash (used in) provided by financing activities	(221,189)	(334,820)	636,000
(Decrease) increase in cash and cash equivalents and restricted cash	$(4,639)	$(39,408)	$32,271

The increase in net cash provided by operating activities during the year ended December 31, 2024 as compared to 2023 was mainly due to a decrease in interest expense. The increase in net cash provided by operating activities during the year ended December 31, 2023 as compared to 2022 was mainly due to growth in our real estate portfolio and associated incremental net lease revenues.

The increase in net cash used in investing activities during the year ended December 31, 2024 as compared to 2023 was mainly due to increased investment volume, partially offset by proceeds from disposition activity. The increase in net cash provided by investing activities during the year ended December 31, 2023 as compared to 2022 was mainly due to increased proceeds from disposition activity.

The decrease in net cash used in financing activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023, mainly reflects an increase in net borrowings on the Revolving Credit Facility and increased distributions paid to shareholders in 2024 compared to 2023. The decrease in net cash provided by financing activities during the year ended December 31, 2023 as compared to the year ended December 31, 2022, mainly reflects a decrease in our total outstanding borrowings in 2023 compared to 2022.

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

We compute Core Funds From Operations (“Core FFO”) by adjusting FFO, as defined by Nareit, to exclude certain GAAP income and expense amounts that we believe are infrequently recurring, unusual in nature, or not related to its core real estate operations, including write-offs or recoveries of accrued rental income, gain on insurance recoveries, lease termination fees and other non-core income from real estate transactions, cost of debt extinguishment, unrealized and realized gains or losses on foreign currency transactions, severance and employee transition costs, and other extraordinary items. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis.

We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain revenues and expenses that are non-cash or unique in nature, including straight-line rents, amortization of lease intangibles, adjustment to provision for credit losses, amortization of debt issuance costs, amortization of net mortgage premiums, non-capitalized transaction costs such as acquisition costs related to deals that failed to transact, loss on interest rate swaps and other non-cash interest expense, deferred taxes, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$168,989	$163,312	$129,475
Real property depreciation and amortization	155,844	158,346	154,673
Gain on sale of real estate	(73,153)	(54,310)	(15,953)
Provision for impairment on investment in rental properties	49,001	31,274	5,535
FFO	$300,681	$298,622	$273,730
Net write-offs of accrued rental income	2,676	4,458	1,326
Other non-core income from real estate transactions (a)	(2,070)	(7,500)	(2,469)
Gain on insurance recoveries	—	—	(341)
Cost of debt extinguishment	—	3	308
Severance and employee transition costs	385	1,622	401
Other (income) expenses (b)	(6,201)	1,678	(5,690)
Core FFO	$295,471	$298,883	$267,265
Straight-line rent adjustment	(21,652)	(26,736)	(21,900)
Adjustment to provision for credit losses	(17)	(10)	(5)
Amortization of debt issuance costs	3,932	3,938	3,692
Amortization of net mortgage premiums	—	(78)	(104)
Non-capitalized transaction costs	951	—	—
Loss on interest rate swaps and other non-cash interest expense	209	1,884	2,514
Amortization of lease intangibles (c)	(4,413)	(5,846)	(4,809)
Stock-based compensation	7,355	5,972	5,316
Deferred taxes	155	(282)	204
AFFO	$281,991	$277,725	$252,173
(a)
Amount includes $1.2 million of lease termination fees and $0.9 million in income for the settlement of a permanent land easement for an insignificant portion of two of our properties during the year ended December 31, 2024. Amount includes $7.5 million and $2.5 million in lease termination fees for the year ended December 31, 2023 and 2022, respectively.
(b)
Amount includes ($6.2) million, $1.7 million, and ($5.6) million of unrealized foreign exchange (gain) loss for the years ended December 31, 2024, 2023, and 2022, respectively, primarily associated with our Canadian dollar denominated Revolver Credit Facility borrowings.
(c)
Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the year ended December 31, 2023.

EBITDA, EBITDAre, Adjusted EBITDAre, Pro Forma Adjusted EBITDAre, Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre

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

We are focused on a disciplined and targeted investment strategy, together with active asset management that includes selective sales of properties. We manage our leverage profile using a ratio of Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre, each discussed further below, which we believe is a useful measure of our ability to repay debt and a relative measure of leverage, and is used in communications with our lenders and rating agencies regarding our credit rating. As we fund new investments using our unsecured Revolving Credit Facility, our leverage profile and Net Debt will be immediately impacted by current quarter investments. However, the full benefit of EBITDAre from new investments will not be received in the same quarter in which the properties are acquired. Additionally, EBITDAre for the quarter includes amounts generated by properties that have been sold during the quarter. Accordingly, the variability in EBITDAre caused by the timing of our investments and dispositions can temporarily distort our leverage ratios. We adjust EBITDAre (“Adjusted EBITDAre”) for the most recently completed quarter (i) to recalculate as if all investments and dispositions had occurred at the beginning of the quarter, (ii) to exclude certain GAAP income and expense amounts that are either non-cash, such as cost of debt extinguishments, realized or unrealized gains and losses on foreign currency transactions, or gains on insurance recoveries, or that we believe are one time, or unusual in nature because they relate to unique circumstances or transactions that had not previously occurred and which we do not anticipate occurring in the future, and (iii) to eliminate the impact of lease termination fees and other items that are not a result of normal operations. While investments in build-to-suit developments have an immediate impact to Net Debt, we do not make an adjustment to EBITDAre until the quarter in which the lease commences. We define our Pro Forma Adjusted EBITDAre as Adjusted EBITDAre adjusted to show the impact of estimated contractual revenues based on in-process development spend to-date. Our Pro Forma Net Debt is defined as Net Debt adjusted for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented. We then annualize quarterly Adjusted EBITDAre and Pro Forma Adjusted EBITDAre by multiplying them by four (“Annualized Adjusted EBITDAre” and “Annualized Pro Forma Adjusted EBITDAre”). You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly different from our Annualized Adjusted EBITDAre. Adjusted EBITDAre and Annualized Adjusted EBITDAre are not measurements of performance under GAAP, and our Adjusted EBITDAre and Annualized Adjusted EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDAre and Annualized Adjusted EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2024	2023	2022
Net income	$27,607	$6,797	$36,773
Depreciation and amortization	42,987	39,278	45,606
Interest expense	19,565	18,972	23,773
Income taxes	527	(268)	105
EBITDA	$90,686	$64,779	$106,257
Provision for impairment of investment in rental properties	17,690	29,801	—
Gain on sale of real estate	(8,197)	(6,270)	(10,625)
EBITDAre	$100,179	$88,310	$95,632
Adjustment for current quarter acquisition activity (a)	28	153	1,283
Adjustment for current quarter disposition activity (b)	(11)	(156)	(440)
Adjustment to exclude non-recurring expenses (income) (c)	348	128	—
Adjustment to exclude net write-offs of accrued rental income	120	4,161	—
Adjustment to exclude gain on insurance recoveries	—	—	(341)
Adjustment to exclude realized/unrealized foreign exchange (gain) loss	(4,699)	1,453	796
Adjustment to exclude cost of debt extinguishments	—	—	77
Adjustment to exclude other income from real estate transactions (d)	(1,183)	—	(1,678)
Adjusted EBITDAre	$94,782	$94,049	$95,329
Estimated revenues from developments (e)	334	—	—
Pro Forma Adjusted EBITDAre	$95,116	$94,049	$95,329
Annualized EBITDAre	$400,716	$353,240	$382,528
Annualized Adjusted EBITDAre	$379,128	$376,196	$381,316
Pro Forma Annualized Adjusted EBITDAre	$380,464	$376,196	$381,316
(a)
Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes $0.2 million accelerated lease intangible amortization and $0.1 million of severance and employee transition costs for the three months ended December 31, 2024. Amount includes $0.1 million of severance and employee transition costs for the three months ended December 31, 2023.

(d)
Amount includes lease termination fees during the three months ended December 31, 2024 and December 31, 2022.
(e)
Represents estimated contractual revenues based on in-process development spend to-date.

Net Debt, Pro Forma Net Debt, Net Debt to Annualized EBITDAre, Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre

We define Net Debt as gross debt (total reported debt plus debt issuance costs) less cash and cash equivalents and restricted cash. Our Pro Forma Net Debt is defined as Net Debt adjusted for estimated net proceeds from unsettled forward sale agreements as if they have been settled for cash as of the period presented. We believe that the presentation of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre is useful to investors and analysts because these ratios provide information about gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using EBITDAre, and is used in communications with lenders and rating agencies regarding our credit rating. The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, Pro Forma Net Debt, and presents the ratios of Net Debt to Annualized EBITDAre, Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre, respectively:

	As of December 31,
(in thousands)	2024	2023
Debt
Revolving Credit Facility	$93,014	$90,434
Unsecured term loans, net	897,201	895,947
Senior unsecured notes, net	846,064	845,309
Mortgages, net	76,846	79,068
Debt issuance costs	6,802	8,848
Gross Debt	1,919,927	1,919,606
Cash and cash equivalents	(14,845)	(19,494)
Restricted cash	(1,148)	(1,138)
Net Debt	$1,903,934	$1,898,974
Estimated net proceeds from forward equity agreements (a)	(38,514)	—
Pro Forma Net Debt	$1,865,420	$1,898,974

Leverage Ratios:
Net Debt to Annualized EBITDAre	4.8x	5.4x
Net Debt to Annualized Adjusted EBITDAre	5.0x	5.0x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	4.9x	5.0x
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

Long-lived Asset Impairment

We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value. Significant judgment is made to determine if and when impairment should be taken. Management’s assessment of impairment as of December 31, 2024 was based on the most current information available to management. Certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes our impairment charges resulting primarily from changes in our long-term hold strategy with respect to the individual properties:

	Year Ended December 31,
(in thousands, except number of properties)	2024	2023	2022
Number of properties	18	4	3
Carrying value prior to impairment charge	$146,811	$62,720	$12,721
Fair value	97,810	31,446	7,186
Impairment charge	$49,001	$31,274	$5,535

During the year ended December 31, 2024, we recognized impairment of $49.0 million, resulting from changes in our long-term hold strategy with respect to the individual properties. The 2024 impairments primarily relate to our healthcare portfolio simplification strategy and include $41.7 million on 16 clinical healthcare properties, which were based on actual or estimated sales prices of the individual properties. Of these properties, 11 were sold as part of a portfolio with a gain of $59.1 million, excluding any impairment. The remaining impairments recognized during the year ended December 31, 2024 were immaterial.

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

Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2024, our annual goodwill impairment test date, we concluded that goodwill was not impaired.

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

The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. Interest rate swaps are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable-rate debt. Increases in interest rates can also result in increased interest expense when our fixed rate debt and interest rate swaps mature. We attempt to manage interest rate risk by entering into long-term fixed rate debt, entering into interest rate swaps to convert certain variable-rate debt to a fixed rate, and staggering our debt maturities. We have designated the interest rate swaps as cash flow hedges for accounting purposes and they are reported at fair value. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. Further information concerning our interest rate swaps can be found in Note 9 in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $1.9 billion and $1.7 billion, respectively, as of December 31, 2024. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt as of approximately $35.7 million as of December 31, 2024.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of December 31, 2024, of which $939.5 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.5 million increase or decrease in interest expense annually.

With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Foreign Currency Exchange Rate Risk

We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. A 10% increase or decrease in the exchange rate between the Canadian dollar and USD would have a corresponding $7.0 million increase or decrease in unrealized foreign currency gain or loss. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•
Evaluated audit evidence (e.g. hindsight analysis, disposal status report) to determine whether it supported or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

Rochester, New York

February 20, 2025

We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Accounted for using the operating method:
Land	$778,826	$748,529
Land improvements	357,142	328,746
Buildings and improvements	3,815,521	3,803,156
Equipment	15,843	8,265
Total accounted for using the operating method	4,967,332	4,888,696
Less accumulated depreciation	(672,478)	(626,597)
Accounted for using the operating method, net	4,294,854	4,262,099
Accounted for using the direct financing method	26,154	26,643
Accounted for using the sales-type method	571	572
Property under development	18,784	94,964
Investment in rental property, net	4,340,363	4,384,278
Cash and cash equivalents	14,845	19,494
Accrued rental income	162,717	152,724
Tenant and other receivables, net	3,281	1,487
Prepaid expenses and other assets	41,584	36,661
Interest rate swap, assets	46,220	46,096
Goodwill	339,769	339,769
Intangible lease assets, net	267,638	288,226
Total assets	$5,216,417	$5,268,735

Liabilities and equity
Unsecured revolving credit facility	$93,014	$90,434
Mortgages, net	76,846	79,068
Unsecured term loans, net	897,201	895,947
Senior unsecured notes, net	846,064	845,309
Accounts payable and other liabilities	48,983	47,534
Dividends payable	58,317	56,869
Accrued interest payable	5,837	5,702
Intangible lease liabilities, net	48,731	53,531
Total liabilities	2,074,993	2,074,394

Commitments and contingencies (Note 17)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 188,626 and 187,614 shares issued and outstanding at December 31, 2024 and 2023, respectively	47	47
Additional paid-in capital	3,450,584	3,440,639
Cumulative distributions in excess of retained earnings	(496,543)	(440,731)
Accumulated other comprehensive income	49,657	49,286
Total Broadstone Net Lease, Inc. equity	3,003,745	3,049,241
Non-controlling interests	137,679	145,100
Total equity	3,141,424	3,194,341
Total liabilities and equity	$5,216,417	$5,268,735

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Lease revenues, net	$431,800	$442,888	$407,513

Operating expenses
Depreciation and amortization	156,179	158,626	154,807
Property and operating expense	24,741	22,576	21,773
General and administrative	37,986	39,425	37,375
Provision for impairment of investment in rental properties	49,001	31,274	5,535
Total operating expenses	267,907	251,901	219,490

Other income (expenses)
Interest income	994	512	44
Interest expense	(74,077)	(80,053)	(78,652)
Gain on sale of real estate	73,153	54,310	15,953
Income taxes	(1,175)	(763)	(1,275)
Other income (expenses)	6,201	(1,681)	5,382
Net income	168,989	163,312	129,475
Net income attributable to non-controlling interests	(6,548)	(7,834)	(7,360)
Net income attributable to Broadstone Net Lease, Inc.	$162,441	$155,478	$122,115

Weighted average number of common shares outstanding
Basic	187,454	186,617	169,840
Diluted	196,619	196,315	180,201
Net earnings per share attributable to common stockholders
Basic and Diluted	$0.86	$0.83	$0.72

Comprehensive income
Net income	$168,989	$163,312	$129,475
Other comprehensive income
Change in fair value of interest rate swaps	124	(17,293)	90,560
Realized loss on interest rate swaps	209	1,883	2,514
Comprehensive income	169,322	147,902	222,549
Comprehensive income attributable to non-controlling interests	(6,552)	(7,070)	(12,700)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$162,770	$140,832	$209,849

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Equity

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2022	$41	$2,924,168	$(318,476)	$(28,441)	$163,846	$2,741,138
Net income	—	—	122,115	—	7,360	129,475
Issuance of 23,682 shares of common stock	6	503,442	—	—	—	503,448
Offering costs, discounts, and commissions	—	(7,575)	—	—	—	(7,575)
Stock-based compensation, net of ten shares of restricted stock forfeited	—	5,316	—	—	—	5,316
Retirement of 59 shares of common stock under equity incentive plan	—	(1,301)	—	—	—	(1,301)
Conversion of 118 OP Units to 118 shares of common stock	—	1,926	—	—	(1,926)	—
Distributions declared ($1.080 per share and OP Unit)	—	—	(189,688)	—	(11,382)	(201,070)
Change in fair value of interest rate swap agreements	—	—	—	85,363	5,197	90,560
Realized loss on interest rate swap agreements	—	—	—	2,371	143	2,514
Adjustment to non-controlling interests	—	(6,581)	—	232	6,349	—
Balance, December 31, 2022	47	3,419,395	(386,049)	59,525	169,587	3,262,505
Net income	—	—	155,478	—	7,834	163,312
Issuance of 312 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(237)	—	—	—	(237)
Stock-based compensation, net of 23 shares of restricted stock forfeited	—	6,359	—	—	—	6,359
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 1,277 OP Units to 1,277 shares of common stock	—	21,235	—	—	(21,235)	—
Distributions declared ($1.120 per share and OP Unit)	—	—	(210,160)	—	(10,853)	(221,013)
Change in fair value of interest rate swap agreements	—	—	—	(16,439)	(854)	(17,293)
Realized loss on interest rate swap agreements	—	—	—	1,793	90	1,883
Adjustment to non-controlling interests	—	(4,938)	—	4,407	531	—
Balance, December 31, 2023	47	3,440,639	(440,731)	49,286	145,100	3,194,341
Net income	—	—	162,441	—	6,548	168,989
Issuance of 893 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(782)	—	—	—	(782)
Contributions from non-controlling interests	—	—	—	—	1,000	1,000
Stock-based compensation, net of 92 shares of restricted stock forfeited	—	7,355	—	—	—	7,355
Retirement of 71 shares of common stock under equity incentive plan		(1,040)	—	—	—	(1,040)
Conversion of 282 OP Units to 282 shares of common stock	—	4,544	—	—	(4,544)	—
Distributions declared ($1.155 per share and OP Unit)	—	—	(218,253)	—	(10,635)	(228,888)
Change in fair value of interest rate swap agreements	—	—	—	129	(5)	124
Realized loss on interest rate swap agreements	—	—	—	200	9	209
Adjustment to non-controlling interests	—	(248)	—	42	206	—
Balance, December 31, 2024	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$168,989	$163,312	$129,475
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	151,765	152,781	149,998
Provision for impairment of investment in rental properties	49,001	31,274	5,535
Amortization of debt issuance costs and original issuance discounts charged to interest expense	3,932	3,860	3,588
Stock-based compensation expense	7,355	6,359	5,316
Straight-line rent, direct financing and sales-type lease adjustments	(18,975)	(22,278)	(20,494)
Gain on sale of real estate	(73,153)	(54,310)	(15,953)
Other non-cash items	(10,629)	(757)	(1,858)
Changes in assets and liabilities:
Tenant and other receivables	(1,742)	780	659
Prepaid expenses and other assets	480	(352)	199
Accounts payable and other liabilities	(905)	(8,226)	(1,149)
Accrued interest payable	135	(1,369)	598
Net cash provided by operating activities	276,253	271,074	255,914

Investing activities
Acquisition of rental property	(288,577)	(27,738)	(884,770)
Investment in property under development including capitalized interest of $3,871, $1,469, and $0 in 2024, 2023, and 2022, respectively	(108,481)	(96,756)	—
Capital expenditures and improvements	(16,795)	(46,252)	(31,374)
Proceeds from disposition of rental property, net	354,350	194,959	56,438
Change in deposits on investments in rental property	(200)	125	63
Net cash (used in) provided by investing activities	(59,703)	24,338	(859,643)

Financing activities
Proceeds from issuance of common stock, net of $996, $180, and $7,492 of offering costs, discounts, and commissions in 2024, 2023 and 2022, respectively	(996)	(180)	495,566
Contributions from non-controlling interests	1,000	—	—
Borrowings on mortgages, senior unsecured notes and unsecured term loans	—	—	500,000
Principal payments on mortgages and unsecured term loans	(2,260)	(7,503)	(260,303)
Borrowings on unsecured revolving credit facility	256,500	215,500	900,283
Repayments on unsecured revolving credit facility	(248,000)	(324,000)	(800,000)
Cash distributions paid to stockholders	(216,760)	(207,522)	(181,224)
Cash distributions paid to non-controlling interests	(10,673)	(11,115)	(11,312)
Debt issuance and extinguishment costs paid	—	—	(7,010)
Net cash (used in) provided by financing activities	(221,189)	(334,820)	636,000
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,639)	(39,408)	32,271
Cash and cash equivalents and restricted cash at beginning of period	20,632	60,040	27,769
Cash and cash equivalents and restricted cash at end of period	$15,993	$20,632	$60,040

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$19,494	$21,789	$21,669
Restricted cash at beginning of period	1,138	38,251	6,100
Cash and cash equivalents and restricted cash at beginning of period	$20,632	$60,040	$27,769

Cash and cash equivalents at end of period	$14,845	$19,494	$21,789
Restricted cash at end of period	1,148	1,138	38,251
Cash and cash equivalents and restricted cash at end of period	$15,993	$20,632	$60,040

The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024, 2023, and 2022

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as OP Units and are recorded as non-controlling interests in the Consolidated Financial Statements. As the Corporation conducts substantially all of its operations through the OP, it is structured as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation’s common stock is listed on the New York Stock Exchange under the symbol “BNL.” The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.”

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At December 31, 2024, the Company owned a diversified portfolio of 765 individual commercial properties with 758 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	December 31, 2024			December 31, 2023			December 31, 2022
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	188,626	8,646	197,272	187,614	8,928	196,542	186,114	10,205	196,319
Percent ownership of OP	95.6%	4.4%	100.0%	95.5%	4.5%	100.0%	94.8%	5.2%	100.0%

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

In June 2024, the Company invested $52.2 million in exchange for 98.1% ownership interest in a VIE. The Company is the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE, and therefore consolidates the VIE. The following table presents a summary of selected financial data of the consolidated VIE included in the Consolidated Balance Sheets:

(in thousands)	December 31, 2024
Assets
Accounted for using the operating method:
Land	$7,644
Land improvements	2,578
Buildings and improvements	39,899
Total accounted for using the operating method	50,121
Less accumulated depreciation	(821)
Accounted for using the operating method, net	49,300
Intangible lease assets, net	3,243
Other assets	3,248
Total assets	$55,791

Liabilities
Intangible lease liabilities, net	512
Other liabilities	467
Total liabilities	$979

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

Should a tenant terminate the lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of above-market or below-market lease value is charged to lease revenue.

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

	December 31,
(in thousands)	2024	2023
Development, construction and improvement costs	$18,725	$93,501
Capitalized interest	59	1,463
Property under development	$18,784	$94,964

	For the Year Ended December 31,
(in thousands)	2024	2023
Investment in properties under development, excluding capitalized costs	$104,624	$95,287

During the year ended December 31, 2024, and subsequent to reaching substantial completion, the Company funded an additional $10.8 million of capital expenditures in connection with a development property.

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2024, 2023, and 2022, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company's long-term hold strategy with respect to the individual properties:

	For the Year Ended December 31,
(in thousands, except number of properties)	2024	2023	2022
Number of properties	18	4	3
Impairment charge	$49,001	$31,274	$5,535

During the year ended December 31, 2024, the Company recognized impairment of $49.0 million, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The 2024 impairments primarily relate to the Company’s decision to sell clinically-oriented healthcare properties and include $41.7 million on 16 clinical healthcare properties, which were based on actual or estimated sales prices of the individual properties. Of these properties, 11 were sold as part of a portfolio with a gain of $59.1 million, excluding any impairment. The remaining impairments recognized during the year ended December 31, 2024 were immaterial.

During the year ended December 31, 2023, the Company recognized an impairment charge of $26.4 million on a healthcare property due to changes in the tenant’s ability to perform under the lease agreement, leading to a change in management’s long-term hold strategy and desire to sell in the near term. The fair value measurement was determined using a range of significant unobservable inputs, including a third-party appraisal, broker market information, and recent comparable vacant sales transactions. The remaining impairments recognized during the year ended December 31, 2023 were immaterial.

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

For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets and liabilities, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately in the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2024 and 2023, the Company did not have any properties that met the held for sale criteria.

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

The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2024, 2023, and 2022, the Company did not have property dispositions that qualified as discontinued operations.

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

	December 31,
(in thousands)	2024	2023
Escrow funds and other	$1,148	$1,138

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

The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity inclusive of our consideration of a control premium, if necessary, which includes an analysis of similar market transactions and other quantitative and qualitative factors. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2024 and 2023, the Company concluded that goodwill was not impaired, and that the fair value of its reporting unit was substantially in excess of carrying value.

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Consolidated Balance Sheets. Rent received in advance consisted of the following:

	December 31,
(in thousands)	2024	2023
Rent received in advance	$16,616	$14,776

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

Offering Costs

In connection with equity offerings, the Company incurs and capitalizes certain direct, incremental legal, professional, accounting and other third-party costs. Such costs are offset against the gross proceeds of each equity offering, and recorded as a component of Additional paid-in capital in the Consolidated Balance Sheets upon the consummation of the offering. See Note 12 for further discussion of net proceeds associated with equity offerings.

Forward Sale Agreements

The Company occasionally sells shares of common stock through forward sale agreements to enable locking in the gross price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds. To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions preclude the agreements from being indexed to its own stock. The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

Non-controlling Interests

Non-controlling interests represent the portions of equity in consolidated subsidiaries that are held by third parties, which are accounted for as a separate component of equity.

The Company adjusts the carrying value of non-controlling interests to reflect their share of the book value of each not wholly-owned subsidiary. Such adjustments are recorded to Additional paid-in capital as a reallocation of Non-controlling interests in the Consolidated Statements of Equity.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Treasurer, and the Company’s Senior Vice Presidents. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statements of Income and Comprehensive Income. The Company does not evaluate the results of operations based on geography, size, or property type.

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

Recurring Fair Value Measurements

Interest Rate Swap Assets and Liabilities – The Company measures and records its interest rate swap instruments (see Note 9) at fair value, and discloses the fair value of its long-term debt, on a recurring basis.

Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,220	$—	$46,220	$—

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,096	$—	$46,096	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, Secured Overnight Financing Rate (“SOFR”), Canadian Dollar Offered Rate (“CDOR”), Canadian Overnight Repo Rate Average (“CORRA”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which includes the fair value of interest rate swaps:

	December 31,
(in thousands)	2024	2023
Carrying amount	$1,919,927	$1,919,607
Fair value	1,794,821	1,761,177

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at December 31, 2024 and 2023, consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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

The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2024, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2021 through 2023 tax years.

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

The Company has determined that it has no uncertain tax positions as of December 31, 2024 and 2023.

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

Right-of-use assets and lease liabilities associated with operating leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2024	2023
Right-of-use assets	Prepaid expenses and other assets	$10,239	$8,476
Lease liabilities	Accounts payable and other liabilities	10,186	8,256

The Company’s right-of-use assets and lease liabilities primarily consist of a lease for the Company’s corporate office space, which expires in October 2033. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability.

Rental Expense

Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying December 31, 2024 and 2023 Consolidated Balance Sheets. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable.

Rental expense, which primarily consists of office space, is included in both General and administrative and Property and operating expense line items in the accompanying Consolidated Statements of Income and Comprehensive Income as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Rental expense	$1,211	$1,189	$964

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

Earnings per Share

Earnings per common share has been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities in accordance with the treasury stock method and/or if converted method. See Note 14.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information, such as, annual and interim disclosure of significant segment expenses that are regularly reviewed by the CODM, interim disclosure of a reportable segment’s profit or loss and assets, and require that a public entity with a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing required segment disclosures. The amendments in ASU 2023-07 were effective for the Company beginning January 1, 2024, and disclosures were retrospectively applied to all periods presented. The impact to the Company was primarily including disclosure around identifying the title and position of the Company’s CODM. The Company has one reportable segment and the required disclosure updates have been reflected in the Segment Reporting section elsewhere in Note 2.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company will have the election to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s financial statements.

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the year ended December 31, 2024:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 4, 2024	Retail	8	$84,500	(a)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
September 3, 2024	Retail	1	10,180
September 5, 2024	Industrial	1	59,000
December 12, 2024	Retail	1	1,050	(b)
December 24, 2024	Industrial	1	2,750	(c)
		26	$290,033	(d)
(a)
In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(b)
Acquisition of land to be developed in connection with a $2.0 million build-to-suit transaction expected to fund in multiple draws through March 2025.
(c)
Acquisition of land to be developed in connection with a $115.4 million build-to-suit transaction expected to fund in multiple draws through July 2026.
(d)
Acquisition price excludes capitalized acquisition costs of $8.3 million.

The Company closed on the following acquisitions during the year ended December 31, 2023:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
March 14, 2023	Retail	1	$5,221
May 16, 2023	Industrial	2	10,432
May 22, 2023	Industrial	1	17,300	(e)
May 25, 2023	Industrial	1	9,952
July 11, 2023	Retail	1	460	(f)
November 14, 2023	Retail	1	1,963
		7	$45,328	(g)
(e)
Acquisition of land developed in connection with a $204.8 million build-to-suit transaction substantially completed in September 2024.
(f)
Acquisition of land developed in connection with a $1.7 million build-to-suit transaction completed in October 2023.
(g)
Acquisition price excludes capitalized acquisition costs of $3.1 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	For the Year Ended December 31,
(in thousands)	2024	2023
Land	$56,397	$2,975
Land improvements	13,972	2,817
Buildings and improvements	198,173	19,913
Property under development	9,950	20,315
Acquired in-place leases (h)	23,336	2,561
Acquired above-market leases (i)	1,029	—
Acquired below-market leases (j)	(4,504)	(166)
	$298,353	$48,415

(h)
The weighted average amortization period for acquired in-place leases is 10 years and 16 years for acquisitions completed during the years ended December 31, 2024 and 2023, respectively.
(i)
The weighted average amortization period for acquired above-market leases is six years for acquisitions completed during the year ended December 31, 2024. There were no above-market leases acquired during the year ended December 31, 2023.
(j)
The weighted average amortization period for acquired below-market leases is nine years and 20 years for acquisitions completed during the years ended December 31, 2024 and 2023, respectively.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the years ended December 31, 2024 and 2023, qualified as asset acquisitions and as such, acquisition costs were capitalized.

Subsequent to December 31, 2024, the Company closed on the following acquisitions (see Note 18):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(k)
		2	$10,366
(k)
Acquisition of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through April 2025.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2024	2023	2022
Number of properties disposed	58	14	8
Aggregate sale price	$364,059	$200,072	$58,024
Aggregate carrying value	(285,736)	(140,649)	(40,485)
Additional sales expenses	(5,170)	(5,113)	(1,586)
Gain on sale of real estate	$73,153	$54,310	$15,953

5. Investment in Rental Property and Lease Arrangements

The Company generally leases its investment rental property to established tenants in the industrial and retail property types. At December 31, 2024, the Company had 765 real estate properties, 753 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease (see Revenue Recognition within Note 2). Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation	$123,684	$123,859	$114,583

Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2024 are as follows:

(in thousands)
2025	$398,476
2026	409,901
2027	402,803
2028	386,879
2029	375,699
Thereafter	2,888,790
$4,862,548

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

	December 31,
(in thousands)	2024	2023
Undiscounted estimated lease payments to be received	$31,983	$35,155
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(20,277)	(22,944)
Reserve for credit losses	(99)	(115)
Net investment in direct financing leases	$26,154	$26,643

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2024 are as follows:

(in thousands)
2025	$3,285
2026	3,357
2027	3,426
2028	3,496
2029	3,561
Thereafter	14,858
$31,983

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Contractual rental amounts billed for operating leases	$388,074	$388,073	$359,317
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,163	27,154	22,353
Net write-offs of accrued rental income	(2,556)	(4,266)	(1,326)
Variable rental amounts earned	2,999	2,277	1,507
Earned income from direct financing leases	2,748	2,752	2,856
Interest income from sales-type leases	58	58	58
Operating expenses billed to tenants	20,693	20,363	19,779
Other income from real estate transactions (a)	2,039	7,414	3,069
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(4,418)	(937)	(100)
Total lease revenues, net	$431,800	$442,888	$407,513

(a)
Includes $1.2 million, $7.5 million and $2.5 million of lease termination fee income for the years ended December 31, 2024, 2023, and 2022, respectively.

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

	December 31,
(in thousands)	2024	2023
Lease intangibles:
Acquired above-market leases	$39,786	$44,711
Less accumulated amortization	(18,599)	(20,312)
Acquired above-market leases, net	21,187	24,399
Acquired in-place leases	406,146	416,206
Less accumulated amortization	(159,695)	(152,379)
Acquired in-place leases, net	246,451	263,827
Total intangible lease assets, net	$267,638	$288,226
Acquired below-market leases	$94,513	$98,535
Less accumulated amortization	(45,782)	(45,004)
Intangible lease liabilities, net	$48,731	$53,531
Leasing fees	$21,781	$18,117
Less accumulated amortization	(6,495)	(6,426)
Leasing fees, net	$15,286	$11,691

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2024	2023	2022
Acquired in-place leases and leasing fees	Depreciation and amortization	$32,161	$34,487	$40,090
Above-market and below-market leases	Lease revenues, net	4,419	5,859	4,822

For the years ended December 31, 2024, 2023 and 2022, amortization of all intangible assets and liabilities includes $1.6 million, $0.9 million, and $8.5 million, respectively, of accelerated amortization resulting from early lease terminations.

Estimated future amortization of intangible assets and liabilities, and leasing fees at December 31, 2024 is as follows:

(in thousands)
2025	$26,497
2026	25,481
2027	23,618
2028	21,348
2029	19,744
Thereafter	117,505
$234,193

7. Unsecured Credit Agreements

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

Unsecured Term Loan Agreements

2026 Unsecured Term Loan

On February 27, 2019, the Company entered into a $450.0 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provides an accordion feature for up to a total of $550.0 million borrowing capacity. The 2026 Unsecured Term Loan has an initial maturity date of February 27, 2026. Following the amendment, borrowings under the 2026 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin between 1.45% and 2.40% per annum based on the Company’s credit rating through March 12, 2021. On March 12, 2021, the Company amended the 2026 Unsecured Term Loan to reduce the margin on variable interest rate borrowings, and made a $50.0 million paydown on the loan. Borrowings under the amended 2026 Unsecured Term Loan are subject to interest only payments at variable rates equal to LIBOR plus a margin between 0.85% and 1.65% per annum based on the Company’s credit rating. Effective July 1, 2023, the Company further amended the 2026 Unsecured Term Loan to transition to SOFR upon the cessation of LIBOR. Interest on borrowings bear interest at one-month adjusted SOFR plus a margin between 0.85% and 1.65% per annum based on the Company’s credit rating. The 2026 Unsecured Term Loan is subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding.

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

Covenants on Unsecured Credit Agreements

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of December 31, 2024, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,
(in thousands, except interest rates)	2024	2023	Interest Rate	Maturity Date
Unsecured revolving credit facility	$93,014	$90,434	Applicable reference rate + 0.85% (a)	Mar. 2026 (d)
Unsecured term loans:
2026 Unsecured Term Loan	400,000	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026
2027 Unsecured Term Loan	200,000	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2029 Unsecured Term Loan	300,000	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(2,799)	(4,053)
Total unsecured term loans, net	897,201	895,947
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,936)	(4,691)
Total senior unsecured notes, net	846,064	845,309
Total unsecured debt, net	$1,836,279	$1,831,690
(a)
At December 31, 2024, a balance of $23.5 million was subject to daily simple SOFR, and at December 31, 2023 a balance of $15.0 million was subject to one-month SOFR. The remaining balance of $100.0 million CAD borrowings remeasured to $69.5 million USD and $75.4 million USD, at December 31, 2024 and 2023, respectively, and was subject to daily simple CORRA of 3.32% at December 31, 2024 and one-month CDOR, of 5.46% at December 31, 2023.
(b)
At December 31, 2024 and 2023, one-month SOFR was 4.33% and 5.35%, respectively.
(c)
At December 31, 2024, overnight SOFR was 4.49%. The applicable reference rate at December 31, 2023 was one-month SOFR, which was 5.35%.
(d)
The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

At December 31, 2024, the weighted average interest rate on all outstanding borrowings was 4.79% exclusive of interest rate swap agreements, and 3.84% inclusive of interest rate swap agreements.

For the year ended December 31, 2022, the Company incurred debt issuance costs of $7.0 million associated with financing activities. The Company did not incur any debt issuance costs for the years ended December 31, 2024 and 2023.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Debt issuance costs and original issuance discount amortization	$3,932	$3,938	$3,692

8. Mortgages

The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination	Maturity	Interest	December 31,
Lender	Date	Date	Rate	2024	2023
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$42,838	$44,207	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	18,283	18,725	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,792	16,241	(b) (c)
Total mortgages				76,913	79,173
Debt issuance costs, net				(67)	(105)
Mortgages, net				$76,846	$79,068
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At December 31, 2024, investment in rental property with a book value of $117.8 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at December 31, 2024, are as follows:

(in thousands)
2025	$20,195
2026	509,857
2027	351,596
2028	263,279
2029	300,000
Thereafter	475,000
$1,919,927

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

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				December 31, 2024			December 31, 2023
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index (a)	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps:
Wells Fargo Bank, N.A.	October 2024	2.72%	daily compounded SOFR	$—		$—	$15,000		$255
Capital One, National Association	December 2024	1.58%	daily compounded SOFR	—		—	15,000		445
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	25,000		2	25,000		713
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		137	25,000		734
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		250	25,000		768
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		290	25,000		888
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		471	25,000		887
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		569	25,000		1,071
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		860	40,000		1,615
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		743	35,000		1,389
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		567	25,000		1,067
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		280	15,000		439
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		1,454	35,000		2,186
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		346	10,000		423
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		1,030	25,000		1,299
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	13,903	(b)	166	15,087	(b)	572
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		757	25,000		806
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		1,230	25,000		1,215
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		1,227	25,000		1,197
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		3,693	75,000		3,632
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		2,024	25,000		1,835
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,999	25,000		1,801
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		2,085	25,000		1,900
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		2,087	25,000		1,908
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		5,799	100,000		4,392
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,642	45,000		2,021
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		835	15,000		618
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		5,820	100,000		4,427
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,894	25,000		2,828
Regions Bank	March 2032	2.69%	daily compounded CORRA	13,903	(b)	358	15,087	(b)	677
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	13,903	(b)	354	15,087	(b)	678
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	27,805	(c)	846	30,174	(c)	1,410
				939,514		41,815	975,435		46,096
Forward Starting Swaps: (d)
Bank of Montreal	March 2030	3.80%	daily simple SOFR	80,000		541	—		—
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	50,000		371	—		—
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	70,000		666	—		—
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	55,000		508	—		—
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	50,000		512	—		—
Regions Bank	September 2030	3.69%	daily simple SOFR	15,000		159	—		—
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	15,000		159	—		—
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		846	—		—
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		643	—		—
				460,000		4,405	—		—
Total Swaps				$1,399,514		$46,220	$975,435		$46,096
(a)
Prior to the cessation of CDOR on July 1, 2024, the variable rate index for daily compounded CORRA based swaps was one-month CDOR.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.
(d)
Forward starting swaps have effective dates that are five years prior to each respective maturity date.

At December 31, 2024, the weighted average interest rate on all outstanding borrowings was 3.84%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.28%.

The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

				Total Interest Expense
	Amount of Gain (Loss)			Presented in the
	Recognized in	Reclassification from Accumulated		Consolidated Statements
	Accumulated Other	Other Comprehensive Income		of Income and
(in thousands)	Comprehensive		Amount of	Comprehensive
For the year ended December 31,	Income	Location	Gain (Loss)	Income
2024	$124	Interest expense	$28,797	$74,077
2023	(17,293)	Interest expense	25,679	80,053
2022	90,560	Interest expense	(4,453)	78,652

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $16.1 million.

10. Non-Controlling Interests

The Company has two entities with noncontrolling interests that are consolidated: the “OP,” and interests in a consolidated VIE not wholly-owned by the Company (See Note 2).

Under the Company’s UPREIT structure, entities and individuals can contribute assets in exchange for OP Units. There were no UPREIT transactions during the years ended December 31, 2024, 2023, and 2022. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128.7 million as of December 31, 2024 and 2023.

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

The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
OP Units exchanged for shares of common stock	282	1,277	118
Value of units exchanged	$4,544	$21,235	$1,926

Holders of the OP Units do not have voting rights at the Corporation level.

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2024, 2023, and 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.

For the years ended December 31, 2024, 2023, and 2022, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

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

Preferred Stock

The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2024 and 2023, no shares of the Corporation’s preferred stock were issued and outstanding.

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

The following table presents information about the Company’s ATM Programs:

(in thousands)
Program Year	Program Size	Aggregate Gross Sales	Shares Issued
2021 (a)	$400,000	$254,620	11,542
2024	400,000	40,003	2,188

(a)
ATM Program has been terminated and no future issuance will occur.

During the year ended December 31, 2024, the Company entered into forward sale agreements to sell an aggregate of 2,187,700 shares of common stock under the 2024 ATM Program at a weighted-average share price of $18.29, subject to certain adjustments. The Company has the option to settle the outstanding shares of common stock anytime between August and September 2025 for net proceeds of approximately $38.5 million. During the year ended December 31, 2024, the Company has not settled any of the outstanding shares of these forward sales agreements. There was no ATM Program activity during the year ended December 31, 2023.

The following table presents information about the Company’s ATM Program issuances:

For the Year Ended December 31,
(in thousands, except per share amounts)	2022

Number of common shares issued	10,471
Weighted average sale price per share	$21.66
Net proceeds	$222,893
Gross proceeds	226,483

There were no ATM Program issuances during the years ended December 31, 2024 and 2023.

Stock Repurchase Program

The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 12, 2024, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period beginning on March 14, 2024. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the years ended December 31, 2024 and 2023, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation

Restricted Stock Awards

The Company awarded 849,365, 311,583, and 181,244 shares of RSAs, during the years ended December 31, 2024, 2023, and 2022, respectively, to officers, employees and non-employee directors under the Company’s Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the years ended December 31, 2024, 2023, and 2022 were $14.79, $17.50, and $21.43, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.

The following table presents information about the Company’s RSAs:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Compensation cost	$4,880	$4,437	$3,469
Dividends declared on unvested RSAs	1,166	560	419
Fair value of shares vested during the period	3,969	3,384	3,209

As of December 31, 2024, there was $11.2 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.3 years.

The following table presents information about the Company’s restricted stock activity:

	For the Year Ended December 31,
	2024		2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	492	$18.63	396	$20.36	372	$19.62
Granted	849	14.79	312	17.50	181	21.43
Vested	(259)	18.70	(193)	20.33	(147)	19.80
Forfeited	(93)	16.63	(23)	18.79	(10)	20.24
Unvested at end of period	989	15.51	492	18.63	396	20.36

Performance-based Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, the Company issued target grants of 202,308, 186,481, and 124,024 performance-based restricted stock units (“PRSUs”) under the Company’s Equity Incentive Plan to the officers of the Company, respectively. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200%, with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the year ended December 31, 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Compensation cost	$2,475	$1,922	$1,847

As of December 31, 2024, there was $3.8 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Year Ended December 31,
	2024		2023		2022
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	351	$24.90	233	$26.27	110	$24.40
Granted	202	15.84	186	23.78	124	27.93
Vested	(88)	24.40	—	—	—	—
Forfeited	(32)	23.18	(68)	26.48	(1)	27.93
Unvested at end of period	433	20.90	351	24.90	233	26.27

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$162,441	$155,478	$122,115
Less: earnings allocated to unvested restricted shares	(1,166)	(560)	(419)
Net earnings used to compute basic earnings per common share	$161,275	$154,918	$121,696

Diluted earnings:
Net earnings used to compute basic earnings per common share	$161,275	$154,918	$121,696
Add: net earnings attributable to OP Unit holders	7,548	7,834	7,360
Net earnings used to compute diluted earnings per common share	$168,823	$162,752	$129,056

Weighted average number of common shares outstanding	188,378	187,101	170,225
Less: weighted average unvested restricted shares (a)	(924)	(484)	(385)
Weighted average number of common shares outstanding used in basic earnings per common share	187,454	186,617	169,840
Add: effects of restricted stock units (b)	378	291	96
Add: effects of convertible OP Units (c)	8,787	9,407	10,265
Weighted average number of common shares outstanding used in diluted earnings per common share	196,619	196,315	180,201

Basic and Diluted earnings per share	$0.86	$0.83	$0.72
(a)
Represents the weighted average effects of 988,555, 492,046, and 396,383 unvested restricted shares of common stock as of December 31, 2024, 2023, and 2022, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 8,645,793, 8,927,736, and 10,204,806 OP Units outstanding at December 31, 2024, 2023, and 2022, respectively.

15. Income Taxes

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

	For the Year Ended December 31,
Character of Distributions	2024	2023	2022
Ordinary dividends	62%	70%	68%
Capital gain distributions	0%	21%	2%
Return of capital distributions	38%	9%	30%
	100%	100%	100%

16. Supplemental Cash Flow Disclosures

Cash paid for interest was $73.7 million, $77.1 million, and $72.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cash (refunded) paid for income taxes was $(0.5) million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following are non-cash transactions and have been excluded from the accompanying Consolidated Statements of Cash Flows:

•
During the year ended December 31, 2024, the Company converted 281,943 OP Units valued at $4.5 million to 281,943 shares of common stock. During the year ended December 31, 2023, the Company converted 1,277,070 OP Units valued at $21.2 million to 1,277,070 shares of common stock. During the year ended December 31, 2022, the Company converted 118,400 OP Units valued at $1.9 million to 118,400 shares of common stock.
•
At December 31, 2024, 2023, and 2022, dividend amounts declared and accrued but not yet paid amounted to $58.3 million, $56.9 million, and $54.5 million, respectively.

•
During the year ended December 31, 2024, the Company reclassified $184.7 million from Property under development to Buildings and improvements upon the substantial completion of a development property.
•
At December 31, 2024, 2023, and 2022, the Company adjusted the carrying value of Non-controlling interests to reflect their share of the book value of the OP by $0.2 million, $0.5 million, and $6.3 million, respectively, with the reallocation recorded as an offset to Additional paid-in capital (see Note 2).

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

As of December 31, 2024, the Company has commitments to fund five build-to-suit transactions with remaining obligations of $227.4 million expected to fund in multiple draws through July 2026, using a combination of available cash on hand and Revolving Credit Facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2024, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

18. Subsequent Events

On January 15, 2025, the Company paid distributions totaling $57.2 million.

On February 14, 2025, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the first quarter of 2025, which will be payable on or before April 15, 2025 to stockholders and unit holders of record as of March 31, 2025.

Subsequent to December 31, 2024, the Company paid down $38.0 million, and borrowed $71.0 million on the Revolving Credit Facility, the proceeds of which were used to fund investments and for other general corporate purposes.

Subsequent to December 31, 2024, the Company acquired approximately $10.4 million of rental property, inclusive of approximately $0.5 million of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through April 2025. (see Note 3).

Broadstone Net Lease, Inc. and Subsidiaries

Schedule III – Real Estate Assets and Accumulated Depreciation

As of December 31, 2024

(in thousands)

				Costs Capitalized								Life on
		Initial Costs to		Subsequent		Gross Amount at Which Carried at						Which
		Company(a)		to Acquisition		Close of Period						Depreciation
			Buildings and				Buildings and		Accumulated	Date of	Date	is Computed
Property Type	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total(b)	Depreciation	Construction	Acquired	(Years)
Industrial
Manufacturing	$—	$133,842	$694,209	$—	$13,877	$133,842	$708,086	$841,928	$110,374	1932-2024	2011-2024	15-39
Distribution & Warehouse	—	97,035	591,582	4,511	21,579	101,546	613,161	714,707	92,716	1929-2021	2012-2024	15-39
Food Processing	—	52,983	553,324	—	51,925	52,983	605,249	658,232	68,329	1907-2022	2012-2024	15-39
Flex and R&D	42,837	59,441	189,032	—	1,331	59,441	190,363	249,804	40,147	1973-2018	2013-2019	15-39
Cold Storage	18,283	28,325	295,511	—	68	28,325	295,579	323,904	25,993	1933-2024	2017-2023	7-39
Services	—	71,034	95,089	—	3,680	71,034	98,769	169,803	13,980	1960-2022	2011-2024	15-39
Untenanted	—	1,888	15,940	—	1	1,888	15,941	17,829	3,336	1972-2008	2017-2018	15-39
Retail
General Merchandise	15,793	101,614	380,797	—	1,473	101,614	382,270	483,884	38,232	1984-2022	2016-2024	15-39
Casual Dining	—	78,973	269,079	—	12	78,973	269,091	348,064	54,392	1972-2014	2011-2024	15-39
Quick Service Restaurants	—	54,701	235,388	197	2,705	54,898	238,093	292,991	61,042	1965-2023	2009-2024	15-39
Automotive	—	32,676	118,451	—	73	32,676	118,524	151,200	27,279	1909-2021	2014-2024	7-39
Animal Services	—	15,943	111,107	—	2,912	15,943	114,019	129,962	20,767	1954-2017	2015-2021	15-39
Home Furnishings	—	3,625	90,644	—	981	3,625	91,625	95,250	19,457	1974-2014	2017-2018	15-39
Healthcare Services	—	11,162	62,332	—	250	11,162	62,582	73,744	12,126	1965-2020	2009-2021	15-39
Education	—	4,622	35,168	—	69	4,622	35,237	39,859	4,515	1996-2022	2017-2023	15-39
Other
Office	—	18,147	191,380	—	21,481	18,147	212,861	231,008	51,589	1975-2012	2012-2022	7-39
Clinical/Surgical	—	8,107	136,728	—	215	8,107	136,943	145,050	28,204	1970-2018	2012-2022	15-39
Acquisitions in Process (c)	—	—	113	—	—	—	113	113	—
Property Under Development	—	—	18,784	—	—	—	18,784	18,784	—
Total (d)	$76,913	$774,118	$4,084,658	$4,708	$122,632	$778,826	$4,207,290	$4,986,116	$672,478

(a)
The initial cost to the Company represents the original purchase price of the property (see Note 3).
(b)
The aggregate cost of real estate owned as of December 31, 2024 for U.S. federal income tax purposes was approximately $5.1 billion.
(c)
Acquisition costs in progress represents costs incurred during the year ended December 31, 2024 related to asset acquisitions expected to close during the year ending December 31, 2025.
(d)
This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

	For the Year Ended December 31,
Change in Total Real Estate Assets	2024	2023	2022
Balance, beginning of period	$4,983,660	$5,008,230	$4,205,191
Acquisitions, developments, and improvements	392,793	167,089	929,972
Dispositions	(358,944)	(154,907)	(118,028)
Impairment	(31,393)	(36,752)	(8,905)
Balance, end of period	$4,986,116	$4,983,660	$5,008,230

	For the Year Ended December 31,
Change in Accumulated Depreciation	2024	2023	2022
Balance, beginning of period	$626,597	$533,965	$430,141
Acquisitions and building improvements	122,949	122,778	115,892
Dispositions	(70,114)	(24,547)	(8,165)
Impairment	(6,954)	(5,599)	(3,903)
Balance, end of period	$672,478	$626,597	$533,965

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York
February 20, 2025

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2024 fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2024 fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2024 fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2024 fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2024 fiscal year covered by this Annual Report on Form 10-K.

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

3.5	Articles of Amendment and Restatement of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed May 8, 2023 and incorporated by reference)

3.6	Second Amended and Restated Bylaws of Broadstone Net Lease, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 25, 2020 and incorporated by reference)

4.1	Description of the Company’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 23, 2022, and incorporated by reference)

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

10.3

Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.4

Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.5

Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated by reference)

10.6

Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated by reference)

10.7

First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.8

Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated by reference)

10.9

Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.10

Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated by reference)

10.11

Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated by reference)

10.12

Term Loan Agreement, dated February 27, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association, and the other parties thereto (“Capital One Term Loan Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.13

Guaranty, dated February 27, 2019, by Broadstone Net Lease, Inc., in favor of Capital One, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.14

First Amendment to Capital One Term Loan Agreement, dated July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019, and incorporated by reference)

10.15

Second Amendment to Capital One Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.16

Third Amendment to Capital One Term Loan Agreement, dated March 12, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2021 and incorporated by reference)

10.17

Fourth Amendment to Capital One Term Loan Agreement, dated March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, Capital One, National Association, and the other parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated by reference)

10.18

Fifth Amendment to Capital One Term Loan Agreement, dated June 8, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Capital One, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2023 and incorporated by reference)

10.19

Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.20

Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.21

Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.22

Amended and Restated Revolving Credit Agreement, dated as of January 28, 2022, by and among, Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.23

Guaranty, dated January 28, 2022, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2022 and incorporated by reference)

10.24

Term Loan Credit Agreement, dated as of August 1, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.25

Guaranty, dated August 1, 2022, by Broadstone Net Lease, Inc. in favor of Regions Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.26

Tax Protection Agreement, dated February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.27

Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.28+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.29+

First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.30+

Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.31+

First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.32+

Severance Protection Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Kevin M. Fennell (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.33+

Chief Executive Officer Transition Agreement, dated January 10, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Christopher J. Czarnecki (filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.34+

Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.35+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.36+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2021 Form) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021 and incorporated by reference)

10.37+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2022 Form) (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed February 22, 2024 and incorporated by reference)

10.38+

Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2024 Form) (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed February 22, 2024 and incorporated by reference)

10.39+	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 and incorporated by reference)

10.40

Equity Distribution Agreement, dated as of August 23, 2021, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 24, 2021 and incorporated by reference)

10.41

Amendment No. 1 to the Equity Distribution Agreement, dated as of May 3, 2024, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.7 to the Corporation’s Registration Statement on Form S-3 (333-279115) filed May 3, 2024 and incorporated by reference)

19.1*	Broadstone Net Lease, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Broadstone Net Lease, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Broadstone Net Lease, Inc. Compensation Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 22, 2024 and incorporated by reference)

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because XBRL tags are embedded within the Inline XBRL Document

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

BROADSTONE NET LEASE, INC.

Date: February 20, 2025	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2025	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Chairman of the Board of Directors

Date: February 20, 2025	/s/ John D. Moragne
John D. Moragne
Director, Chief Executive Officer

Date: February 20, 2025	/s/ Denise Brooks-Williams
Denise Brooks-Williams
Director

Date: February 20, 2025	/s/ Michael A. Coke
Michael A. Coke
Director

Date: February 20, 2025	/s/ Jessica Duran
Jessica Duran
Director

Date: February 20, 2025	/s/ Laura Felice
Laura Felice
Director

Date: February 20, 2025	/s/ Richard Imperiale
Richard Imperiale
Director

Date: February 20, 2025	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 20, 2025	/s/ Shekar Narasimhan
Shekar Narasimhan
Director

Date: February 20, 2025	/s/ Joseph Saffire
Joseph Saffire
Director

Date: February 20, 2025	/s/ James H. Watters
James H. Watters
Director

Date: February 20, 2025	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 20, 2025	/s/ Jennie O’Brien
Jennie O’Brien
Senior Vice President and Chief Accounting Officer