Form 10-Q
period 2025-03-31
Broadstone Net Lease, Inc.
filed 2025-05-01
CIK 1424182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

There were 189,080,202 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of April 28, 2025.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$780,817	$778,826
Land improvements	360,197	357,142
Buildings and improvements	3,848,623	3,815,521
Equipment	16,070	15,843
Total accounted for using the operating method	5,005,707	4,967,332
Less accumulated depreciation	(694,990)	(672,478)
Accounted for using the operating method, net	4,310,717	4,294,854
Accounted for using the direct financing method	25,999	26,154
Accounted for using the sales-type method	570	571
Property under development	35,492	18,784
Investment in rental property, net	4,372,778	4,340,363
Cash and cash equivalents	9,605	14,845
Accrued rental income	166,436	162,717
Tenant and other receivables, net	2,581	3,281
Prepaid expenses and other assets	52,260	41,584
Interest rate swap, assets	29,681	46,220
Goodwill	339,769	339,769
Intangible lease assets, net	264,076	267,638
Total assets	$5,237,186	$5,216,417

Liabilities and equity
Unsecured revolving credit facility	$174,122	$93,014
Mortgages, net	76,260	76,846
Unsecured term loans, net	893,505	897,201
Senior unsecured notes, net	846,252	846,064
Interest rate swap, liabilities	3,353	—
Accounts payable and other liabilities	48,424	48,983
Dividends payable	58,220	58,317
Accrued interest payable	9,399	5,837
Intangible lease liabilities, net	46,837	48,731
Total liabilities	2,156,372	2,074,993

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 189,073 and 188,626 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	3,456,041	3,450,584
Cumulative distributions in excess of retained earnings	(536,074)	(496,543)
Accumulated other comprehensive income	29,720	49,657
Total Broadstone Net Lease, Inc. equity	2,949,734	3,003,745
Non-controlling interests	131,080	137,679
Total equity	3,080,814	3,141,424
Total liabilities and equity	$5,237,186	$5,216,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Lease revenues, net	$108,690	$105,366

Operating expenses
Depreciation and amortization	39,497	37,772
Property and operating expense	5,488	5,660
General and administrative	9,672	9,432
Provision for impairment of investment in rental properties	16,128	26,400
Total operating expenses	70,785	79,264

Other income (expenses)
Interest income	99	233
Interest expense	(20,074)	(18,578)
Gain on sale of real estate	405	59,132
Income taxes	(355)	(408)
Other (expenses) income	(487)	1,696
Net income	17,493	68,177
Net income attributable to non-controlling interests	(750)	(3,063)
Net income attributable to Broadstone Net Lease, Inc.	$16,743	$65,114

Weighted average number of common shares outstanding
Basic	187,865	187,290
Diluted	196,898	196,417
Net earnings per share attributable to common stockholders
Basic and diluted	$0.09	$0.35

Comprehensive (loss) income
Net income	$17,493	$68,177
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(19,892)	11,804
Realized (gain) loss on interest rate swaps	(6)	159
Comprehensive (loss) income	(2,405)	80,140
Comprehensive loss (income) attributable to non-controlling interests	103	(3,600)
Comprehensive (loss) income attributable to Broadstone Net Lease, Inc.	$(2,302)	$76,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2025	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424
Net income	—	—	16,743	—	750	17,493
Issuance of 292 shares of common stock under equity incentive plan	—	104	—	—	—	104
Offering costs, discounts, and commissions	—	(136)	—	—	—	(136)
Stock-based compensation, net of three shares of restricted stock forfeited	—	2,147	—	—	—	2,147
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 244 OP Units to 244 shares of common stock	—	3,882	—	—	(3,882)	—
Distributions declared ($0.29 per share and OP Unit)	—	—	(56,274)	—	(2,600)	(58,874)
Change in fair value of interest rate swap agreements	—	—	—	(19,039)	(853)	(19,892)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	906	—	(892)	(14)	—
Balance, March 31, 2025	$47	$3,456,041	$(536,074)	$29,720	$131,080	$3,080,814

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2024	$47	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341
Net income	—	—	65,114	—	3,063	68,177
Issuance of 822 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(36)	—	—	—	(36)
Stock-based compensation, net of 25 shares of restricted stock forfeited	—	1,475	—	—	—	1,475
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 95 OP Units to 95 shares of common stock	—	1,536	—	—	(1,536)	—
Distributions declared ($0.285 per share and OP Unit)	—	—	(54,552)	—	(2,740)	(57,292)
Change in fair value of interest rate swap agreements	—	—	—	11,274	530	11,804
Realized loss on interest rate swap agreements	—	—	—	152	7	159
Adjustment to non-controlling interests	—	4,220	—	(3,878)	(342)	—
Balance, March 31, 2024	$47	$3,446,910	$(430,169)	$56,834	$144,082	$3,217,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$17,493	$68,177
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	38,433	36,754
Provision for impairment of investment in rental properties	16,128	26,400
Amortization of debt issuance costs and original issuance discount charged to interest expense	1,237	983
Stock-based compensation expense	2,147	1,475
Straight-line rent, direct financing and sales-type lease adjustments	(3,679)	(2,424)
Gain on sale of real estate	(405)	(59,132)
Other non-cash items	470	(1,508)
Changes in assets and liabilities:
Tenant and other receivables	700	704
Prepaid expenses and other assets	(36)	2,841
Accounts payable and other liabilities	(4,591)	(7,078)
Accrued interest payable	3,562	3,675
Net cash provided by operating activities	71,459	70,867

Investing activities
Acquisition of rental property	(60,522)	(497)
Investment in property under development including capitalized interest of $322 and $1,241 in 2025 and 2024, respectively	(16,687)	(38,100)
Capital expenditures and improvements	(14,348)	(3,132)
Proceeds from disposition of rental property, net	7,522	247,064
Change in deposits on investments in rental property	(1,300)	(1,050)
Net cash (used in) provided by investing activities	(85,335)	204,285

Financing activities
Offering costs, discounts, and commissions	(146)	(231)
Proceeds from unsecured term loans	400,000	—
Principal payments on mortgages and unsecured term loans	(400,596)	(560)
Borrowings on unsecured revolving credit facility	145,300	65,500
Repayments on unsecured revolving credit facility	(64,500)	(80,500)
Cash distributions paid to stockholders	(56,196)	(54,448)
Cash distributions paid to non-controlling interests	(2,671)	(2,767)
Debt issuance costs paid	(12,275)	—
Net cash provided by (used in) financing activities	8,916	(73,006)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,960)	202,146
Cash and cash equivalents and restricted cash at beginning of period	15,993	20,632
Cash and cash equivalents and restricted cash at end of period	$11,033	$222,778

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$14,845	$19,494
Restricted cash at beginning of period	1,148	1,138
Cash and cash equivalents and restricted cash at beginning of period	$15,993	$20,632

Cash and cash equivalents at end of period	$9,605	$221,740
Restricted cash at end of period	1,428	1,038
Cash and cash equivalents and restricted cash at end of period	$11,033	$222,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Business Description

Broadstone Net Lease, Inc. (the “Corporation”) is a Maryland corporation formed on October 18, 2007, that elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2008. Broadstone Net Lease, LLC (the Corporation’s operating company, or the “OP”), is the entity through which the Corporation conducts its business and owns (either directly or through subsidiaries) all of the Corporation’s properties. The Corporation is the sole managing member of the OP. The membership units not owned by the Corporation are referred to as “OP Units” and are recorded as non-controlling interests in the Condensed Consolidated Financial Statements. As the Corporation conducts substantially all of its operations through the OP, it is structured as an umbrella partnership real estate investment trust (“UPREIT”). The Corporation’s common stock is listed on the New York Stock Exchange under the symbol “BNL.” The Corporation, the OP, and its consolidated subsidiaries are collectively referred to as the “Company.”

The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At March 31, 2025, the Company owned a diversified portfolio of 769 individual commercial properties with 762 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

The following table summarizes the outstanding equity and economic ownership interest of the Company:

	March 31, 2025			December 31, 2024
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	189,073	8,402	197,475	188,626	8,646	197,272
Percent ownership of OP	95.7%	4.3%	100.0%	95.6%	4.4%	100.0%

Refer to Note 14 for further discussion regarding the calculation of weighted average shares outstanding.

2. Summary of Significant Accounting Policies

Interim Information

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Company has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 20, 2025. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Company believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).

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

The Company has a 98.1% ownership interest in a VIE. The Company is the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE, and therefore consolidates the VIE. The following table presents a summary of selected financial data of the consolidated VIE included in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$7,644	$7,644
Land improvements	2,697	2,578
Buildings and improvements	40,121	39,899
Total accounted for using the operating method	50,462	50,121
Less accumulated depreciation	(1,131)	(821)
Accounted for using the operating method, net	49,331	49,300
Intangible lease assets, net	2,826	3,243
Other assets	4,124	3,248
Total assets	$56,281	$55,791

Liabilities
Intangible lease liabilities, net	$490	$512
Other liabilities	660	467
Total liabilities	$1,150	$979

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

(in thousands)	March 31, 2025	December 31, 2024
Development, construction and improvement costs	$35,112	$18,725
Capitalized interest	380	59
Property under development	$35,492	$18,784

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Investment in properties under development, excluding capitalized costs	$16,387	$36,859
Capital expenditures funded after substantial completion	10,383	—

Long-lived Asset Impairment

The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of March 31, 2025 and 2024, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.

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

The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2025	2024
Number of properties	7	12
Impairment charge	$16,128	$26,400

During the three months ended March 31, 2025 and 2024, the Company recognized impairment of $16.1 million and $26.4 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments for the three months ended March 31, 2025 are based on actual and expected sales prices of individual properties and primarily include a $12.5 million impairment charge on two healthcare properties. The impairments for the three months ended March 31, 2024 were based on actual and expected sales prices of the individual properties and include a $15.2 million impairment charge on a healthcare property and an $11.2 million impairment charge on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment.

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

	March 31,	December 31,
(in thousands)	2025	2024
Escrow funds and other	$1,428	$1,148

Rent Received in Advance

Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Rent received in advance	$18,566	$16,616

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

Fair Value Measurements

Recurring Fair Value Measurements

The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$29,681	$—	$29,681	$—
Interest rate swap, liabilities	(3,353)	—	(3,353)	—

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,220	$—	$46,220	$—

Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	March 31, 2025	December 31, 2024
Carrying amount	$2,000,439	$1,919,927
Fair value	1,911,861	1,794,821

Non-recurring Fair Value Measurements

The Company’s non-recurring fair value measurements at March 31, 2025 and December 31, 2024 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

Right-of-Use Assets and Lease Liabilities

The Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as with leases of land (“ground leases”). The Company records right-of-use assets and lease liabilities associated with these leases. The lease liability is equal to the net present value of the future payments to be made under the lease, discounted using estimates based on observable market factors. The right-of-use asset is generally equal to the lease liability plus initial direct costs associated with the leases. The Company includes in the recognition of the right-of-use asset and lease liability those renewal periods that are reasonably certain to be exercised, based on the facts and circumstances that exist at lease inception. Amounts associated with percentage rent provisions are considered variable lease costs and are not included in the initial measurement of the right-of-use asset or lease liability. The Company has made an accounting policy election, applicable to all asset types, not to separate lease from nonlease components when allocating contract consideration related to operating leases.

Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

		March 31,	December 31,
(in thousands)	Financial Statement Presentation	2025	2024
Right-of-use assets - operating leases	Prepaid expenses and other assets	$10,077	$10,239
Lease liabilities - operating leases	Accounts payable and other liabilities	10,038	10,186
Right-of-use assets - financing leases	Prepaid expenses and other assets	2,255	—
Lease liabilities - financing leases	Accounts payable and other liabilities	2,689	—

Refer to Note 16 for obligations under operating and finance leases.

Rental Expense

Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying March 31, 2025 and 2024 Condensed Consolidated Balance Sheets. Rental expense associated with finance leases is recorded as interest expense on the lease liability and amortization expense on the right-of-use asset. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable.

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

3. Acquisitions of Rental Property

The Company closed on the following acquisitions during the three months ended March 31, 2025:

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(a)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
		7	$59,499	(b)
(a)
Acquisition of land to be developed in connection with a $1.7 million build-to-suit transaction expected to fund in multiple draws through May 2025.
(b)
Acquisition price excludes capitalized acquisition costs of $2.0 million.

The Company did not close on any acquisitions during the three months ended March 31, 2024.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

For the Three Months Ended March 31,
(in thousands)	2025
Land	$3,720
Land improvements	1,569
Buildings and improvements	49,858
Property under development	824
Acquired in-place leases (c)	6,053
Acquired below-market leases (d)	(145)
Right-of-use asset	2,262
Lease liability	(2,681)
$61,460
(c)
The weighted average amortization period for acquired in-place leases is 13 years for acquisitions completed during the three months ended March 31, 2025.
(d)
The weighted average amortization period for acquired below-market leases is 14 years for acquisitions completed during the three months ended March 31, 2025.

The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the three months ended March 31, 2025 qualified as asset acquisitions and as such, acquisition costs were capitalized.

Subsequent to March 31, 2025, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)		Number of	Real Estate
Date	Property Type	Properties	Acquisition Price
April 24, 2025	Industrial	1	$8,500	(e)
(e)
Acquisition of land to be developed in connection with a $78.2 million build-to-suit transaction expected to fund in multiple draws through August 2026.

4. Sale of Real Estate

The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Three Months Ended March 31,
(in thousands, except number of properties)	2025	2024
Number of properties disposed	3	37
Aggregate sale price	$7,808	$251,752
Aggregate carrying value	(7,385)	(189,373)
Additional sales expenses	(18)	(3,247)
Gain on sale of real estate	$405	$59,132

5. Investment in Rental Property and Lease Arrangements

The Company primarily leases its investment rental property to established tenants in the industrial and retail property types. At March 31, 2025, the Company had 769 real estate properties, 757 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.

Investment in Rental Property – Accounted for Using the Operating Method

Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation	$31,459	$29,994

Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$301,712
2026	413,173
2027	406,300
2028	390,436
2029	379,398
Thereafter	2,930,500
$4,821,519

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

Investment in Rental Property – Direct Financing Leases

The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Undiscounted estimated lease payments to be received	$31,169	$31,983
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(19,618)	(20,277)
Reserve for credit losses	(99)	(99)
Net investment in direct financing leases	$25,999	$26,154

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$2,470
2026	3,357
2027	3,426
2028	3,496
2029	3,561
Thereafter	14,859
$31,169

The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.

The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Contractual rental amounts billed for operating leases	$99,314	$97,549
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,064	5,104
Net write-offs of accrued rental income	(2,228)	(2,556)
Variable rental amounts earned	680	598
Earned income from direct financing leases	682	682
Interest income from sales-type leases	14	14
Operating expenses billed to tenants	4,944	5,105
Other income from real estate transactions	77	66
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(857)	(1,196)
Total lease revenues, net	$108,690	$105,366

6. Intangible Assets and Liabilities, and Leasing Fees

The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	March 31, 2025	December 31, 2024
Lease intangibles:
Acquired above-market leases	$39,729	$39,786
Less accumulated amortization	(19,183)	(18,599)
Acquired above-market leases, net	20,546	21,187
Acquired in-place leases	407,432	406,146
Less accumulated amortization	(163,902)	(159,695)
Acquired in-place leases, net	243,530	246,451
Total intangible lease assets, net	$264,076	$267,638
Acquired below-market leases	$93,354	$94,513
Less accumulated amortization	(46,517)	(45,782)
Intangible lease liabilities, net	$46,837	$48,731
Leasing fees	$21,755	$21,781
Less accumulated amortization	(6,840)	(6,495)
Leasing fees, net	$14,915	$15,286

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Three Months Ended March 31,
Intangible	Financial Statement Presentation	2025	2024
Acquired in-place leases and leasing fees	Depreciation and amortization	$7,944	$7,696
Above-market and below-market leases	Lease revenues, net	1,065	1,021

For the three months ended March 31, 2025, amortization of all intangible assets and liabilities includes $0.2 million of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the three months ended March 31, 2024.

Estimated future amortization of intangible assets and liabilities, and leasing fees at March 31, 2025 is as follows:

(in thousands)
Remainder of 2025	$19,940
2026	25,718
2027	23,915
2028	21,645
2029	20,045
Thereafter	120,891
$232,154

7. Unsecured Credit Agreements

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Unsecured revolving credit facility	$174,122	$93,014	Applicable reference rate + 0.85% (a)	Mar. 2029 (d)
Unsecured term loans:
2026 Unsecured Term Loan	—	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026 (e)
2027 Unsecured Term Loan	200,000	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2028 Unsecured Term Loan	400,000	—	one-month adjusted SOFR + 0.95% (b)	Mar. 2028
2029 Unsecured Term Loan	300,000	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	900,000	900,000
Unamortized debt issuance costs, net	(6,495)	(2,799)
Total unsecured term loans, net	893,505	897,201
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,748)	(3,936)
Total senior unsecured notes, net	846,252	846,064
Total unsecured debt, net	$1,913,879	$1,836,279

(a)
At March 31, 2025 and December 31, 2024, a balance of $104.3 million and $23.5 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $69.8 million United States Dollars (“USD”) and $69.5 million USD, at March 31, 2025 and December 31, 2024, respectively, and was subject to daily simple CORRA of 2.77% and 3.32% at March 31, 2025 and December 31, 2024, respectively.
(b)
At March 31, 2025 and December 31, 2024, one-month SOFR was 4.32% and 4.33%, respectively.
(c)
At March 31, 2025 and December 31, 2024, overnight SOFR was 4.41% and 4.49%, respectively.
(d)
The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(e)
The 2026 Unsecured Term Loan was paid in full on February 28, 2025, with borrowings from the 2028 Unsecured Term Loan.

At March 31, 2025, the weighted average interest rate on all outstanding borrowings was 4.76% exclusive of interest rate swap agreements, and 3.81% inclusive of interest rate swap agreements.

The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of March 31, 2025, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

On February 28, 2025, the Company amended and restated the $1.0 billion unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, to extend the maturity date of the unsecured revolving credit facility to March 31, 2029, and entered into a $500.0 million term loan agreement maturing on March 31, 2028 (the “2028 Unsecured Term Loan”). The 2028 Unsecured Term Loan required the Company to borrow at least $400.0 million upon entering the agreement and allows the Company to delay borrowing the remaining $100.0 million until the earlier of (i) the date that is three months following the effective date of the credit agreement, (ii) the date that the commitments under the 2028 Unsecured Term Loan have been fully utilized, and (iii) the date on which the commitments under the 2028 Unsecured Term Loan are terminated or reduced to zero. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to adjusted SOFR plus a margin based on the Company’s credit rating, ranging between 0.800% and 1.600% per annum. Based on the Company’s current credit rating, the applicable margin was 0.950% as of March 31, 2025. Proceeds from the loan were used to repay the $400.0 million 2026 Unsecured Term Loan in full. The amended and restated agreement includes an accordion feature to increase the aggregate facility size from $1.5 billion to $2.5 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. All remaining terms of the unsecured revolving credit facility remained the same.

For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. With respect to the amended and restated unsecured credit agreement, the transaction was deemed to be a modification of debt.

For the three months ended March 31, 2025, the Company incurred $12.3 million in debt issuance costs associated with the amended and restated unsecured credit agreement, which have been deferred and are being amortized over the term of the associated debt. The Company did not incur debt issuance costs during the three months ended March 31, 2024.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Debt issuance costs and original issuance discount amortization	$1,237	$983

8. Mortgages

The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination	Maturity	Interest	March 31,	December 31,
Lender	Date	Date	Rate	2025	2024
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$42,476	$42,838	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	18,166	18,283	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,675	15,792	(b) (c)
Total mortgages				76,317	76,913
Debt issuance costs, net				(57)	(67)
Mortgages, net				$76,260	$76,846
(a)
Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)
Debt secured by related rental property and lease rents.
(c)
Debt secured by guaranty of the OP.
(d)
Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.

At March 31, 2025, investment in rental property with a net book value of $117.1 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at March 31, 2025 are as follows:

(in thousands)
Remainder of 2025	$19,601
2026	16,843
2027	351,596
2028	663,277
2029	474,122
Thereafter	475,000
$2,000,439

Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				March 31, 2025			December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps: (a)
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	$—		$—	$25,000		$2
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	25,000		—	25,000		137
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		130	25,000		250
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		151	25,000		290
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		342	25,000		471
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		416	25,000		569
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		627	40,000		860
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		542	35,000		743
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		415	25,000		567
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		203	15,000		280
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		1,129	35,000		1,454
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		254	10,000		346
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		780	25,000		1,030
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	13,964	(b)	44	13,903	(b)	166
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		517	25,000		757
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		892	25,000		1,230
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		888	25,000		1,227
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		2,674	75,000		3,693
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,563	25,000		2,024
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,538	25,000		1,999
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,620	25,000		2,085
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,622	25,000		2,087
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		4,015	100,000		5,799
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,835	45,000		2,642
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		568	15,000		835
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		4,033	100,000		5,820
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,387	25,000		2,894
Bank of Montreal	March 2030	3.80%	daily simple SOFR	80,000		(754)	80,000		541
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	50,000		(437)	50,000		371
Regions Bank	March 2032	2.69%	daily compounded CORRA	13,964	(b)	105	13,903	(b)	358
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	13,964	(b)	102	13,903	(b)	354
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	27,929	(c)	289	27,805	(c)	846
				1,044,821		28,490	1,069,514		42,727
Forward Starting Swaps: (a) (d)
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	70,000		(500)	70,000		666
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	55,000		(405)	55,000		508
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	50,000		(355)	50,000		512
Regions Bank	September 2030	3.69%	daily simple SOFR	15,000		(101)	15,000		159
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	15,000		(101)	15,000		159
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		(382)	70,000		846
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		(318)	55,000		643
				330,000		(2,162)	330,000		3,493
Total Swaps				$1,374,821		$26,328	$1,399,514		$46,220
(a)
The classification between “effective” and “forward starting” swaps is determined as of the most recent period presented.
(b)
The contractual notional amount is $20.0 million CAD.
(c)
The contractual notional amount is $40.0 million CAD.
(d)
Forward starting swaps have effective dates that are five years prior to each respective maturity date.

At March 31, 2025, the weighted average interest rate on all outstanding borrowings was 3.81%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.48%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of (Loss) Gain	Reclassification from		Total Interest Expense
	Recognized in	Accumulated Other		Presented in the Condensed
	Accumulated Other	Comprehensive Income		Consolidated Statements of
(in thousands)	Comprehensive		Amount of	Income and Comprehensive
For the Three Months Ended March 31,	Income	Location	Gain	(Loss) Income
2025	$(19,892)	Interest expense	$4,733	$20,074
2024	11,804	Interest expense	7,548	18,578

Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $13.1 million.

10. Non-Controlling Interests

The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
OP Units exchanged for shares of common stock	244	95
Value of units exchanged	$3,882	$1,536

11. Credit Risk Concentrations

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2025. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.

For the three months ended March 31, 2025 and 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity

At-the-Market Program (“ATM Program”)

The Company enters into ATM Programs through which it may, from time to time, publicly offer and sell shares of common stock. The Company’s ATM Programs also provide for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During 2024, the Company replaced its prior $400.0 million ATM Program (“2021 ATM Program”) with a new $400.0 million ATM Program (“2024 ATM Program”), and the 2021 ATM Program was simultaneously terminated.

The following table presents information about the Company’s ATM Programs:

(in thousands)
Program Year	Program Size	Aggregate Gross Sales	Shares Issued
2021 (a)	$400,000	$254,620	11,542
2024	400,000	40,003	2,188
(a)
ATM Program has been terminated and no future issuance will occur.

During 2024, the Company entered into forward sale agreements to sell an aggregate of 2,187,700 shares of common stock under the 2024 ATM Program at a weighted-average share price of $18.29, subject to certain adjustments. The Company has the option to settle the outstanding shares of common stock any time before their maturities in August and September 2025 for net proceeds of approximately $38.1 million. During the three months ended March 31, 2025, the Company has not settled any of the outstanding shares of these forward sales agreements. There was no ATM Program activity during the three months ended March 31, 2024. After considering the shares sold subject to forward sale agreements, the Company has $360.0 million of capacity remaining under the ATM Program as of March 31, 2025.

Stock Repurchase Program

The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 11, 2025, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period ending on March 14, 2026. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the three months ended March 31, 2025 and 2024, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation

Restricted Stock Awards

During the three months ended March 31, 2025 and 2024, the Company awarded 265,872 and 777,943 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company’s outstanding RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three months ended March 31, 2025 and 2024, were $16.85 and $14.74, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.

The following table presents information about the Company’s RSAs:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Compensation cost	$1,342	$1,043
Dividends declared on unvested RSAs	313	295
Fair value of shares vested during the period	2,887	3,207

As of March 31, 2025, there was $14.3 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.3 years.

The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended March 31,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	989	$15.51	492	$18.63
Granted	266	16.85	778	14.74
Vested	(172)	16.72	(209)	19.26
Forfeited	(3)	16.13	(25)	19.02
Unvested at end of period	1,080	15.64	1,036	15.57

Performance-based Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company issued target grants of 246,967 and 202,308 of performance-based restricted stock units (“PRSUs”), respectively, under the Company’s equity incentive plan to the officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the three months ended March 31, 2025 and 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Compensation cost	$805	$432

As of March 31, 2025, there was $8.2 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.4 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended March 31,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	433	$20.90	351	$24.90
Granted	247	21.12	202	15.84
Vested	(74)	27.93	(88)	24.40
Forfeited	—	—	(19)	25.09
Unvested at end of period	606	20.13	446	20.89

14. Earnings per Share

The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$16,743	$65,114
Less: earnings allocated to unvested restricted shares	(310)	(358)
Net earnings used to compute basic earnings per common share	$16,433	$64,756

Diluted earnings:
Net earnings used to compute basic earnings per common share	$16,433	$64,756
Add: net earnings attributable to OP Unit holders	750	3,063
Add: undistributed earnings allocated to unvested restricted shares	—	63
Less: undistributed earnings reallocated to unvested restricted shares	—	(60)
Net earnings used to compute diluted earnings per common share	$17,183	$67,822

Weighted average number of common shares outstanding	188,882	187,953
Less: weighted average unvested restricted shares (a)	(1,017)	(663)
Weighted average number of common shares outstanding used in basic earnings per common share	187,865	187,290
Add: effects of restricted stock units (b)	573	285
Add: effects of convertible OP Units (c)	8,460	8,842
Weighted average number of common shares outstanding used in diluted earnings per common share	196,898	196,417

Basic and diluted earnings per share	$0.09	$0.35
(a)
Represents the weighted average effects of 1,068,754 and 1,035,194 unvested restricted shares of common stock as of March 31, 2025 and 2024, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)
Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)
Represents the weighted average effects of 8,401,937 and 8,833,236 OP Units outstanding at March 31, 2025 and 2024, respectively.

15. Supplemental Cash Flow Disclosures

The following table summarizes the Company’s supplemental cash flow information:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$15,557	$15,002
Cash paid for income taxes	722	23
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	3,882	1,536
Dividends declared not yet paid	58,220	56,871
(a)
See Note 10

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

As of March 31, 2025, the Company has commitments to fund five build-to-suit transactions with remaining obligations of $198.8 million expected to fund in multiple draws through July 2026, using a combination of available cash on hand and revolving credit facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between April 2025 and July 2026.

The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2025, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.

In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Operating and Finance Leases

As described in Note 2, the Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as ground leases. The Company’s obligations under leases primarily consist of a lease for the Company’s corporate office space, which expires in October 2033 and was determined to be an operating lease. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability. The remaining lease obligations primarily consist of ground leases that, in accordance with the terms of our leases, are typically required to be reimbursed by our tenants. The Company remains primarily responsible for ground leases in the event a tenant is unable to pay. Ground lease expense for properties that are under development by the Company are capitalized to property under development until the development reaches substantial completion. The weighted average discount rate on our operating and finance leases is 8.3%. The weighted average years remaining on our operating and finance leases is 27.1 years.

The following table summarizes the total lease costs associated with operating and finance leases:

		For the Three Months Ended March 31,
(in thousands)	Financial Statement Presentation	2025	2024
Operating lease costs:
Office leases	General and administrative	$252	$254
Ground leases	Property and operating expense	33	43
Ground leases - development properties	Property under development	55	—
Variable lease costs - ground leases	Property and operating expense	20	12
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	9	—
Interest expense on lease liabilities	Interest expense	45	—
Total lease cost		$414	$309

The following table summarizes payments associated with obligations under operating and finance leases reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease payments	$392	$152
Financing lease payments	36	—
Total	$428	$152

At March 31, 2025, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$975	$163
2026	1,306	218
2027	1,251	218
2028	1,134	218
2029	1,174	238
Thereafter	15,834	18,306
Total undiscounted lease payments	21,674	19,361
Present value adjustment for remaining lease payments	(11,636)	(16,672)
Total lease liability	$10,038	$2,689

17. Subsequent Events

On April 15, 2025, the Company paid distributions totaling $57.3 million.

On April 24, 2025, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the second quarter of 2025, which will be payable on or before July 15, 2025 to stockholders and OP Unit holders of record as of June 30, 2025.

Subsequent to March 31, 2025, the Company borrowed $78.5 million, and paid down $25.5 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.

Subsequent to March 31, 2025, the Company acquired approximately $8.5 million of land to be developed in connection with a $78.2 million build-to-suit transaction expected to fund in multiple draws through August 2026. (see Note 3).

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

Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 20, 2025. The “Risk Factors” of our 2024 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•
“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated February 28, 2025, with J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto; and
•
“straight-line yield” represents the estimated first year yield to be generated on a real estate investment, which was computed at the time of investment based on the straight-line annual rental income computed in accordance with GAAP, divided by the purchase price.

Overview

We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of March 31, 2025, our portfolio includes 769 properties, with 762 properties located in 44 U.S. states and seven properties located in four Canadian provinces.

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

-
Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.

-
Diversified Portfolio. As of March 31, 2025, our portfolio comprised approximately 39.8 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
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
•
Tenant and Industry Diversification: Our properties are occupied by 204 different commercial tenants who operate 192 distinct brands that are diversified across 55 varying industries, with no single tenant accounting for more than 4.0% of our ABR.
-
Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2025, our portfolio was approximately 99.1% leased with an ABR weighted average remaining lease term of approximately 10.0 years, excluding renewal options.
-
Standard Contractual Base Rent Escalation. Approximately 97.5% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.0%.
-
Extensive Tenant Financial Reporting. Approximately 94.1% of our tenants, based on ABR, provide financial reporting, of which 85.4% are required to provide us with specified financial information on a periodic basis, and an additional 8.7% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Current Macroeconomic Conditions and Strategic Priorities

Throughout 2023 and 2024, challenging macroeconomic conditions directly impacted the broader commercial real estate market and, in particular, the net lease real estate market. During the latter half of fiscal 2022, interest rates began to rise steadily and persisted through fiscal 2024, resulting in a challenging lending environment and a material increase in the cost of capital for commercial real estate buyers and lenders. The increase in interest rates accelerated at a more aggressive pace than commercial real estate capitalization rates, thereby compressing earnings on new investments. Market expectations about expansionary monetary policy resulted in net lease real estate sellers maintaining higher pricing expectations, which ultimately led to a significant decrease in transaction volumes during 2023 and 2024. These challenging macroeconomic conditions have limited and may continue to limit the ability of commercial real estate owners, including us, to complete real estate acquisitions at volume and accretion levels consistent with years prior to 2023, resulting in lower earnings growth rates compared to historical periods. Notwithstanding the challenging macroeconomic conditions, we believe that our portfolio performance and strong liquidity profile position our Company well for future opportunities. We expect to achieve growth in revenues and earnings through our four building blocks, including best-in-class portfolio rent escalations, revenue generating capital expenditures with existing tenants as a benefit from our industrial focus, development funding opportunities provided by the distressed lending environment, and a diversified acquisition pipeline.

Diversified Investment Activity

During the three months ended March 31, 2025, our investment activity consisted of the following:

For the Three Months Ended
March 31, 2025
Acquisitions:
Acquisition price	$59,004
Initial cash capitalization rate	7.2%
Straight-line yield	8.3%
Weighted average lease term (years)	13.6
Weighted average annual rent increase	2.6%

Build-to-suit developments:
Investments	$26,494

Revenue generating capital expenditures:
Investments	$2,835
Initial cash capitalization rate	8.0%
Weighted average lease term (years)	17.7
Weighted average annual rent increase	1.7%

Total investments	$88,333
Total initial cash capitalization rate (a)	7.2%
Total weighted average lease term (years) (a)	13.8
Total weighted average annual rent increase (a)	2.5%
(a)
Due to the nature of build-to-suit developments not generating revenue during construction, these are excluded from the calculation of total cash capitalization rates, weighted average lease terms, and weighted average rent increases.

Build-to-Suit Development Projects

The following table summarizes the Company’s in-process and stabilized developments as of March 31, 2025:

Property	Projected Rentable Square Feet	Start Date (b)	Target Stabilization Date (c)	Lease Term (Years)	Total Project Commitment (d)	Estimated Total Project Investment (e)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (f)	Estimated Straight-line Yield
In-process retail:
7 Brew (High Point - NC)	1	Dec. 2024	Apr. 2025	15.0	$1,975	$1,975	$1,477	$498	8.0%	8.8%
7 Brew (Charleston - SC)	1	Feb. 2025	Apr. 2025	15.0	1,729	1,729	1,035	694	7.9%	8.8%
In-process industrial:
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Nov. 2025	15.0	58,563	58,563	12,516	46,047	7.6%	9.4%
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Mar. 2026	15.0	55,525	55,525	8,035	47,490	7.7%	9.6%
Southwire (Bremen - GA)	1,200	Dec. 2024	Jul. 2026	10.0	115,411	109,845	11,403	98,442	7.6%	8.6%
Total / weighted average	1,446			12.6	233,203	227,637	34,466	193,171	7.6%	9.1%
Stabilized industrial:
UNFI (Sarasota - FL)	1,016	May 2023	Completed	15.0	204,833	200,958	200,958	-	7.2%	8.6%
Total / weighted average	2,462			13.7	$438,036	$428,595	$235,424	$193,171	7.4%	8.8%
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
(f)
Calculated by dividing the estimated first year cash yield to be generated on a real estate investment by the Estimated Total Project Investment for the property.

Our Real Estate Investment Portfolio

The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of March 31, 2025. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $401.3 million as of March 31, 2025.

Diversification by Property Type

$401.3 M
Annualized
Base Rent

Industrial	**59.8%**
Distribution & Warehouse	18.2%
Manufacturing	17.5%
Food Processing	12.4%
Flex and R&D	5.4%
Industrial Services	3.7%
Cold Storage	2.6%
Retail	**31.3%**
General Merchandise	7.7%
Casual Dining	6.8%
Quick Service Restaurants	6.8%
Automotive	3.0%
Animal Services	2.8%
Home Furnishings	1.9%
Healthcare Services	1.5%
Education	0.8%
Other	**8.9%**
Office	5.9%
Clinical & Surgical	3.0%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	50	$73,231	18.2%	10,779	27.1%
Manufacturing	80	70,359	17.5%	12,319	31.0%
Food Processing	34	49,749	12.4%	5,736	14.4%
Flex and R&D	10	21,760	5.4%	1,606	4.0%
Industrial Services	29	14,944	3.7%	725	1.9%
Cold Storage	3	10,046	2.6%	722	1.8%
In-process Developments	3	—	—	—	—
Untenanted	2	—	—	344	0.9%
Industrial Total	211	240,089	59.8%	32,231	81.1%
Retail
General Merchandise	143	30,827	7.7%	2,301	5.8%
Casual Dining	102	27,419	6.8%	674	1.7%
Quick Service Restaurants	151	27,128	6.8%	514	1.3%
Automotive	65	12,109	3.0%	764	1.9%
Animal Services	27	11,386	2.8%	421	1.1%
Home Furnishings	13	7,386	1.9%	797	2.0%
Healthcare Services	18	6,050	1.5%	221	0.5%
Education	5	3,246	0.8%	128	0.3%
In-process Developments	2	—	—	—	—
Retail Total	526	125,551	31.3%	5,820	14.6%
Other
Office	14	23,708	5.9%	1,311	3.3%
Clinical & Surgical	18	11,981	3.0%	403	1.0%
Other Total	32	35,689	8.9%	1,714	4.3%
Total	769	$401,329	100.0%	39,765	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,236	4.0%	2,250	5.7%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,386	3.6%	1,016	2.6%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,612	2.4%	2,284	5.7%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	8,025	2.0%	1,599	4.0%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,605	1.9%	147	0.4%
Dollar General Corporation	General Merchandise	64	6,597	1.6%	609	1.5%
Tractor Supply Company	General Merchandise	23	6,473	1.6%	462	1.2%
J. Alexander’s, LLC*	Casual Dining	16	6,300	1.6%	132	0.4%
Nestle’ Dreyer's Ice Cream Company	Cold Storage	2	6,259	1.6%	503	1.3%
Hensley & Company*	Distribution & Warehouse	3	6,231	1.6%	577	1.3%
Total Top 10 Tenants		178	87,724	21.9%	9,579	24.1%

Salm Partners, LLC*	Food Processing	2	6,169	1.5%	426	1.1%
Axcelis Technologies, Inc.	Flex and R&D	1	5,900	1.5%	417	1.0%
BluePearl Holdings, LLC**	Animal Services	13	5,897	1.5%	159	0.4%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,563	1.4%	147	0.4%
Outback Steakhouse of Florida LLC* (a)	Casual Dining	22	5,543	1.4%	138	0.2%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.3%	156	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/Office	17	5,260	1.2%	1,303	3.4%
Arkansas Surgical Hospital, LLC	Clinical & Surgical	1	4,702	1.2%	129	0.3%
Carvana, LLC*	Industrial Services	2	4,672	1.2%	230	0.6%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,650	1.2%	576	1.4%
Total Top 20 Tenants		286	$141,618	35.3%	13,260	33.3%

(a) Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.

* Subject to a master lease.

** Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	258	$55,390	13.8%	1,231	3.1%
Packaged Foods & Meats	36	51,065	12.7%	5,873	14.8%
Food Distributors	7	27,431	6.8%	2,534	6.4%
Healthcare Facilities	45	23,368	5.8%	824	2.1%
Auto Parts & Equipment	46	20,948	5.2%	3,168	8.0%
Specialty Stores	37	19,385	4.8%	1,696	4.3%
Distributors	27	17,990	4.5%	2,757	6.9%
Home Furnishing Retail	17	12,281	3.1%	1,692	4.3%
Specialized Consumer Services	46	12,182	3.0%	716	1.8%
Metal & Glass Containers	8	10,813	2.7%	2,206	5.5%
General Merchandise Stores	100	10,428	2.6%	928	2.3%
Industrial Machinery	20	10,080	2.5%	1,949	4.9%
Forest Products	8	9,612	2.4%	2,284	5.7%
Healthcare Services	17	9,578	2.4%	507	1.3%
Electronic Components	2	6,765	1.7%	466	1.2%
Other (40 industries)	93	104,013	26.0%	10,590	26.5%
Untenanted properties	2	—	—	344	0.9%
Total	769	$401,329	100.0%	39,765	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 769   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State/ Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State/ Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	65	$38,385	9.6%	3,643	9.2%	MS	12	4,132	1.0%	607	1.5%
MI	52	36,470	9.1%	4,019	10.1%	LA	5	3,833	1.0%	211	0.5%
FL	30	26,330	6.6%	1,661	4.3%	SC	15	3,555	0.9%	323	0.8%
CA	17	24,362	6.1%	2,282	5.7%	NE	6	3,364	0.8%	509	1.3%
IL	29	22,774	5.7%	2,364	5.9%	WA	14	3,350	0.8%	148	0.4%
WI	30	19,496	4.9%	1,945	4.9%	IA	4	2,922	0.7%	622	1.6%
OH	49	16,719	4.2%	1,584	4.0%	NM	9	2,751	0.7%	107	0.3%
MN	21	16,087	4.0%	2,500	6.3%	UT	3	2,749	0.7%	280	0.7%
TN	48	15,183	3.8%	1,084	2.7%	CO	4	2,589	0.6%	126	0.3%
IN	28	14,130	3.5%	1,852	4.7%	MD	3	2,152	0.5%	205	0.5%
PA	23	12,895	3.2%	2,169	5.5%	CT	2	1,898	0.5%	55	0.1%
AL	52	12,395	3.1%	863	2.2%	MT	7	1,728	0.4%	43	0.1%
GA	34	12,125	3.0%	1,576	4.0%	DE	4	1,162	0.3%	133	0.3%
NC	29	10,591	2.6%	1,038	2.6%	ND	2	1,057	0.3%	24	0.1%
KY	23	9,258	2.3%	927	2.3%	VT	2	432	0.1%	24	0.1%
OK	25	9,020	2.2%	1,006	2.5%	WY	1	338	0.1%	21	0.1%
MO	19	8,941	2.2%	1,260	3.2%	NV	1	276	0.1%	6	0.0%
AZ	7	8,915	2.2%	747	1.9%	OR	1	135	0.0%	9	0.0%
NY	28	7,319	1.8%	562	1.4%	SD	1	80	0.0%	9	0.0%
AR	9	6,675	1.7%	277	0.7%	Total U.S.	762	$393,575	98.1%	39,336	99.0%
MA	3	6,332	1.6%	444	1.1%	BC	2	4,555	1.1%	253	0.5%
KS	10	5,580	1.4%	643	1.6%	ON	3	1,953	0.5%	101	0.3%
WV	17	5,115	1.3%	884	2.2%	AB	1	918	0.2%	51	0.1%
VA	15	5,057	1.3%	178	0.4%	MB	1	328	0.1%	24	0.1%
NJ	3	4,918	1.2%	366	0.9%	Total Canada	7	$7,754	1.9%	429	1.0%
						Grand Total	769	$401,329	100.0%	39,765	100.0%

Our Leases

The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2025.

20%
10%
0%
1.0%
3.0%
6.4%
5.0%
4.6%
12.2%
2.0%
8.1%
4.7%
3.6%
3.8%
7.4%
6.7%
3.4%
5.6%
1.5%
4.2%
11.0%
2.3%
0.4%
3.1%
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
2044
Thereafter
Industrial
Retail
Other

The following table presents certain information based on lease expirations by year:

Year	# of Properties	# of Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2025	14	15	$4,188	1.0%	228	0.6%
2026	23	24	11,914	3.0%	915	2.3%
2027	29	30	25,865	6.4%	2,257	5.7%
2028	28	28	19,916	5.0%	1,793	4.5%
2029	60	35	18,410	4.6%	2,587	6.5%
2030	87	52	48,799	12.2%	4,780	12.0%
2031	31	26	8,185	2.0%	835	2.1%
2032	61	46	32,665	8.1%	3,481	8.8%
2033	49	23	19,007	4.7%	1,409	3.5%
2034	38	27	14,450	3.6%	1,245	3.1%
2035	20	16	15,221	3.8%	2,116	5.3%
2036	89	23	29,848	7.4%	2,877	7.2%
2037	27	13	26,760	6.7%	2,203	5.5%
2038	39	35	13,813	3.4%	1,226	3.1%
2039	15	11	22,637	5.6%	1,805	4.5%
2040	31	5	6,029	1.5%	312	0.8%
2041	39	8	16,969	4.2%	1,367	3.4%
2042	58	13	44,099	11.0%	4,803	12.1%
2043	11	4	9,167	2.3%	564	1.4%
2044	3	3	1,660	0.4%	103	0.3%
Thereafter	10	3	11,727	3.1%	2,515	6.4%
Total leased properties	762	440	401,329	100.0%	39,421	99.1%
In-process developments	5	5	—	—	—	—
Untenanted properties	2	—	—	—	344	0.9%
Total properties	769	445	$401,329	100.0%	39,765	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2025, leases contributing 97.5% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of March 31, 2025 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	79.4%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.3%	2.9%
Every 4 years	1.0%	2.4%
Every 5 years	8.4%	1.6%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.2%	1.5%
Flat (b)	2.5%	—
Total/ABR Weighted Average	100.0%	2.0%
(a)
Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of March 31, 2025, leases contributing 4.8% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)
Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of March 31, 2025, are displayed in the following chart:

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

The following table presents our transitional capital investments at March 31, 2025:

March 31, 2025
Transitional Capital:
Type	Preferred Equity
Investment (’000s) (a)	$52,200
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Remaining term (years) (c)	2.3
Property type	Retail Center
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted average remaining lease term (years)	4.0
Occupancy rate (based on SF) (d)	95.2%
Quarterly rent collection	100.0%
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

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Lease revenues, net

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2025	2024	$	%
Contractual rental amounts billed for operating leases	$99,314	$98,193	$1,121	1.1%
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,064	6,444	(380)	(5.9)%
Net write-offs of accrued rental income	(2,228)	—	(2,228)	(100.0)%
Variable rental amount earned	680	1,098	(418)	(38.1)%
Earned income from direct financing leases	682	686	(4)	(0.6)%
Interest income from sales-type leases	14	15	(1)	(6.7)%
Operating expenses billed to tenants	4,944	5,400	(456)	(8.4)%
Other income from real estate transactions	77	1,054	(977)	(92.7)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(857)	(760)	(97)	(12.8)%
Total Lease revenues, net	$108,690	$112,130	$(3,440)	(3.1)%

The decrease in Lease revenues, net, was primarily attributable to a $2.2 million write-off of accrued rental income. Write-offs of accrued rental income are discrete charges in a quarter related to collection probabilities and fluctuate quarter to quarter. Additionally, there was a decrease in Other income from real estate transactions related to the settlement of a permanent land easement during the fourth quarter of 2024 that did not reoccur. The decrease is partially offset by an increase in rents related to real property acquisitions and revenue generating capital expenditures during the three months ended March 31, 2025. During the three months ended March 31, 2025, we completed investments of $61.8 million in acquisitions and revenue generating capital expenditures at a weighted average cash capitalization rate of 7.2%, and completed dispositions of $7.4 million at a weighted average cash capitalization rate of 9.2%.

Operating expenses

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2025	2024	$	%
Operating expenses
Depreciation and amortization	$39,497	$42,987	$(3,490)	(8.1)%
Property and operating expense	5,488	6,764	(1,276)	(18.9)%
General and administrative	9,672	9,928	(256)	(2.6)%
Provision for impairment of investment in rental properties	16,128	17,690	(1,562)	(8.8)%
Total operating expenses	$70,785	$77,369	$(6,584)	(8.5)%

Depreciation and amortization

The decrease in depreciation and amortization for the three months ended March 31, 2025 was primarily due to $2.8 million of accelerated depreciation expense taken during the three months ended December 31, 2024.

Property and operating expense

The decrease in property and operating expenses for the three months ended March 31, 2025 was primarily due to a decrease in non-reimbursable property expenses for two properties that were re-leased and sold at the beginning of 2025 and end of 2024, respectively.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,	December 31,
(in thousands, except number of properties)	2025	2024
Number of properties	7	3
Carrying value prior to impairment charge	$38,618	$35,508
Fair value	22,490	17,818
Impairment charge	$16,128	$17,690

During the three months ended March 31, 2025, we recognized $16.1 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of individual properties and primarily included a $12.5 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands)	2025	2024	$	%
Other income (expenses)
Interest income	$99	$42	$57	> 100.0%
Interest expense	(20,074)	(19,565)	509	2.6%
Gain on sale of real estate	405	8,197	(7,792)	(95.1)%
Income taxes	(355)	(527)	(172)	(32.6)%
Other (expenses) income	(487)	4,699	5,186	> 100.0%

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2025, we recognized a gain of $0.4 million on the sale of three properties, compared to a gain of $8.2 million on the sale of 12 properties during the three months ended December 31, 2024.

Other (expenses) income

The increase in other (expenses) income during the three months ended March 31, 2025 was primarily due to a $0.3 million unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $4.7 million unrealized foreign exchange gain recognized during the three months ended December 31, 2024.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,	December 31,	Increase/(Decrease)
(in thousands, except per share data)	2025	2024	$	%
Net income	$17,493	$27,607	$(10,114)	(36.6)%
Net earnings per diluted share	0.09	0.14	(0.05)	(37.7)%

The decrease in net income is primarily attributable to a $7.8 million decrease in the gain on sale of real estate, a $5.2 million increase in other (expense) income, and a $3.4 million decrease in lease revenues, net. This was partially offset by a $3.5 million decrease in depreciation and amortization, a $1.6 million decrease in the provision for impairment of investment in rental properties, and a $1.3 million decrease in property and operating expenses.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Lease revenues, net

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Contractual rental amounts billed for operating leases	$99,314	$97,549	$1,765	1.8%
Adjustment to recognize contractual operating lease billings on a straight-line basis	6,064	5,104	960	18.8%
Net write-offs of accrued rental income	(2,228)	(2,556)	328	12.8%
Variable rental amount earned	680	598	82	13.7%
Earned income from direct financing leases	682	682	—	—%
Interest income from sales-type leases	14	14	—	—%
Operating expenses billed to tenants	4,944	5,105	(161)	(3.2)%
Other income from real estate transactions	77	66	11	16.7%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(857)	(1,196)	339	28.3%
Total Lease revenues, net	$108,690	$105,366	$3,324	3.2%

The increase in Lease revenues, net was primarily attributable to growth in our real estate portfolio. Subsequent to the first quarter of 2024, we had a total of $234.3 million of acquisitions at a cash capitalization rate of 7.3% and had a $201.0 million build-to-suit development reach stabilization at a cash capitalization rate of 7.2%. Additionally, during the three months ended March 31, 2025, we completed investments of $61.8 million in acquisitions and revenue generating capital expenditures at a weighted average cash capitalization rate of 7.2%. This stabilized investment activity is partially offset by 2024 disposition activity of $308.3 million at a weighted average cash capitalization rate of 7.8%, and dispositions during the three months ended March 31, 2025 of $7.4 million at a weighted average cash capitalization rate of 9.2%.

Operating expenses

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Operating expenses
Depreciation and amortization	$39,497	$37,772	$1,725	4.6%
Property and operating expense	5,488	5,660	(172)	(3.0)%
General and administrative	9,672	9,432	240	2.5%
Provision for impairment of investment in rental properties	16,128	26,400	(10,272)	(38.9)%
Total operating expenses	$70,785	$79,264	$(8,479)	(10.7)%

Depreciation and amortization

The increase in depreciation and amortization for the three months ended March 31, 2025 was primarily due to timing and amount of net investment activity during 2024 and during the first quarter of 2025 compared to the first quarter of 2024.

Provision for impairment of investment in rental properties

The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,
(in thousands, except number of properties)	2025	2024
Number of properties	7	12
Carrying value prior to impairment charge	$38,618	$83,924
Fair value	22,490	57,524
Impairment charge	$16,128	$26,400

During the three months ended March 31, 2025, we recognized $16.1 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of individual properties and primarily included a $12.5 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Other income (expenses)
Interest income	$99	$233	$(134)	(57.5)%
Interest expense	(20,074)	(18,578)	1,496	8.1%
Gain on sale of real estate	405	59,132	(58,727)	(99.3)%
Income taxes	(355)	(408)	(53)	(13.0)%
Other (expenses) income	(487)	1,696	2,183	> 100.0%

Interest expense

The increase in interest expense is primarily a result of a $0.9 million decrease in capitalized interest related to our build-to-suit development projects due to a $97.6 million net decrease in property under development as of March 31, 2025 when compared to March 31, 2024. Property under development is expected to increase over the period of construction for each build-to-suit development. Additionally, interest expense has partially increased due to an increase in total borrowings on our variable-rate USD Revolving Credit Facility to fund acquisitions in the first quarter of 2025.

Gain on sale of real estate

Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2025, we recognized a gain of $0.4 million on the sale of three properties, compared to a gain of $59.1 million on the sale of 37 properties during the three months ended March 31, 2024.

Other (expenses) income

The increase in other (expenses) income during the three months ended March 31, 2025 was primarily due to a $0.3 million foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $1.7 million unrealized foreign exchange gain recognized during the three months ended March 31, 2024.

Net income and Net earnings per diluted share

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands, except per share data)	2025	2024	$	%
Net income	$17,493	$68,177	$(50,684)	(74.3)%
Net earnings per diluted share	0.09	0.35	(0.26)	(75.1)%

The decrease in net income is primarily due to a decrease in the gain on sale of real estate of $58.7 million, an increase in depreciation and amortization of $1.7 million, and an increase in interest expense of $1.5 million. These are offset by a decrease in the provision for impairment of investment in rental properties of $10.3 million and an increase in net lease revenues of $3.3 million.

GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources

General

We acquire real estate using a combination of debt and equity capital and with cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of March 31, 2025, we had total debt outstanding of $2.0 billion, Net Debt of $2.0 billion, Pro Forma Net Debt of $2.0 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.1x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.0x.

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

As detailed in the contractual obligations table below, we have approximately $336.0 million of expected obligations due throughout the remainder of 2025, consisting of $183.8 million of commitments to fund investments, $58.2 million of dividends declared, $73.2 million of projected interest expense, $19.6 million of mortgage payments and amortization, and $1.1 million of lessee obligations. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest, mortgage amortization, and lessee obligations. We expect to pay for commitments to fund investments, our dividends declared, and principal mortgage payments using our Revolving Credit Facility. As of March 31, 2025, we have $825.9 million of available capacity under our Revolving Credit Facility.

Long-term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties and build-to-suit developments. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.

The source and mix of our debt capital in the future will be impacted by market conditions as well as our continued focus on lengthening our debt maturity profile to better align with our portfolio’s long-term leases, staggering debt maturities to reduce the risk that a significant amount of debt will mature in any single year in the future, and managing our exposure to interest rate risk. We have no material debt maturities until 2027, as detailed in the table below.

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

Equity Capital Resources

Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During the year ended December 31, 2024, in connection with forward sales agreements provided for under the ATM Program, we sold 2,187,700 shares of common stock at a weighted average price of $18.29 per share, subject to certain adjustments. We expect to settle the outstanding shares of these forward sales agreements before their maturities in August and September 2025. Our estimated net proceeds of these forward sale agreements, assuming physical settlement for cash as of March 31, 2025, is approximately $38.1 million. We have not settled any part of these forward sales agreements as of March 31, 2025. After considering the shares sold subject to forward sale agreements, we have $360.0 million of capacity remaining under the ATM Program as of March 31, 2025.

Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of March 31, 2025

The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at March 31, 2025.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$174,122	Applicable reference rate + 0.85% (a)	Mar. 2029 (d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple adjusted SOFR + 0.95% (b)	Aug. 2027
2028 Unsecured Term Loan	400,000	one-month adjusted SOFR + 0.95% (c)	Mar. 2028 (e)
2029 Unsecured Term Loan	300,000	daily simple adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	900,000
Unamortized debt issuance costs, net	(6,495)
Total unsecured term loans, net	893,505
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,748)
Total senior unsecured notes, net	846,252
Total unsecured debt	$1,913,879
(a)
At March 31, 2025, a balance of $104.3 million was subject to daily simple SOFR. At March 31, 2025, the balance includes $100 million CAD borrowings remeasured to $69.8 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average (“CORRA”) of 2.77%.
(b)
At March 31, 2025, overnight SOFR was 4.32%.
(c)
At March 31, 2025, one-month SOFR was 4.41%.
(d)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(e)
Our 2028 unsecured term loan reflected above assumes exercise of two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.

On February 28, 2025, we amended and restated the Revolving Credit Facility, extending the maturity date to March 31, 2029, and increasing the accordion feature that increases the aggregate facility size from $1.5 billion to $2.5 billion. All remaining terms of the Revolving Credit Facility remained the same.

On February 28, 2025, we entered into a new unsecured term loan for $400.0 million that matures in March 2028 (the “2028 Unsecured Term Loan”). The 2028 Unsecured Term Loan allows us to draw an additional $100.0 million during a specified availability period, which is the period beginning on the effective date of the credit agreement and expiring on the earlier to occur of (i) the date that is three months following the effective date of the credit agreement, (ii) the date that the commitments under the term loan facility have been fully utilized, and (iii) the date on which the commitments under the term loan facility are terminated or reduced to zero. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to RFR plus a margin based on our credit rating, ranging between 0.800% and 1.600% per annum. Based on our current credit rating, the applicable margin was 0.950% as of March 31, 2025.

On February 28, 2025, we repaid the $400.0 million 2026 Unsecured Term Loan with proceeds from the 2028 Unsecured Term Loan.

Debt Covenants

We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2025, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations

The following table provides information with respect to our contractual commitments and obligations as of March 31, 2025 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion of our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (c)	Dividends (d)	Commitments to Fund Investments (e)	Lessee Obligations (f)	Total
2025	$—	$19,601	$—		$—	$73,239	$58,220	$183,820	$1,138	$336,018
2026	—	16,843	—		—	82,317	—	74,072	1,523	174,755
2027	—	1,596	200,000		150,000	61,274	—	—	1,469	414,339
2028	—	38,277	400,000	(b)	225,000	92,729	—	—	1,352	757,358
2029	174,122	—	300,000		—	24,915	—	—	1,412	500,449
Thereafter	—	—	—		475,000	17,733	—	—	34,141	526,874
Total	$174,122	$76,317	$900,000		$850,000	$352,207	$58,220	$257,892	$41,035	$2,709,793

(a)
Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)
Our 2028 Unsecured Term Loan reflected above assumes exercise of two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
(c)
Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2025. This amount includes the impact of interest rate swap agreements.
(d)
Amounts include dividends declared as of March 31, 2025 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
(e)
Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures, and both current developments and under control development opportunities.
(f)
Represents our contractual lease obligations as a lessee, primarily including our corporate headquarters and ground leases at our rental properties or properties under development. Our tenants are responsible for paying the rent under these ground leases at our stabilized assets. In the event our tenant fails to pay the ground lease rent, we are primarily responsible.

At March 31, 2025 investment in rental property with a net book value of $117.1 million was pledged as collateral against our mortgages.

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

We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of March 31, 2025, we had 31 effective and seven forward-starting interest rate swaps with an aggregate notional amount of $1.4 billion. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The forward-starting swap arrangements are effective during various periods between June and December 2025 and mature in 2030. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.

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

Cash Flows

Cash and cash equivalents and restricted cash totaled $11.0 million and $222.8 million at March 31, 2025 and March 31, 2024, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$71,459	$70,867
Net cash (used in) provided by investing activities	(85,335)	204,285
Net cash provided by (used in) financing activities	8,916	(73,006)
(Decrease) increase in cash and cash equivalents and restricted cash	$(4,960)	$202,146

The increase in net cash provided by operating activities was primarily due to increased contractual rents related to rent escalations and growth in our real estate portfolio.

The decrease in cash provided by investing activities was primarily due to a decrease in disposition volume and an increase in investment activity during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The increase in net cash provided by financing activities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, mainly reflects an increase in net borrowings on the Revolving Credit Facility.

Non-GAAP Measures

FFO, Core FFO, and AFFO

We compute Funds From Operations (“FFO”) in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to certain previously depreciated real estate assets. FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.

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

We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain revenues and expenses that are non-cash or unique in nature, including straight-line rents, amortization of lease intangibles, adjustment to provision for credit losses, amortization of debt issuance costs, non-capitalized transaction costs such as acquisition costs related to deals that failed to transact, loss on interest rate swaps and other non-cash interest expense, deferred taxes, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals, and is a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Net income	$17,493	$27,607	$68,177
Real property depreciation and amortization	39,411	42,902	37,690
Gain on sale of real estate	(405)	(8,196)	(59,132)
Provision for impairment on investment in rental properties	16,128	17,690	26,400
FFO	$72,627	$80,003	$73,135
Net write-offs of accrued rental income	2,228	120	2,556
Other non-core income from real estate transactions (a)	(63)	(1,183)	—
Cost of debt extinguishment	165	—	—
Severance and employee transition costs	1	187	77
Other (income) expenses (b)	322	(4,700)	(1,696)
Core FFO	$75,280	$74,427	$74,072
Straight-line rent adjustment	(5,907)	(6,312)	(4,980)
Amortization of debt issuance costs	1,237	983	983
Non-capitalized transaction costs	117	299	182
Realized gain or loss on interest rate swaps and other non-cash interest expense	2	(6)	159
Amortization of lease intangibles	(1,064)	(991)	(1,018)
Stock-based compensation	2,147	1,977	1,475
Deferred taxes	—	155	—
AFFO	$71,812	$70,532	$70,873
(a)
Amount includes $1.2 million of lease termination fees for the three months ended December 31, 2024.
(b)
Amount includes $(0.3) million, $4.7 million, and $1.7 million of unrealized foreign exchange (loss) gain for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net income	$17,493	$27,607	$68,177
Depreciation and amortization	39,497	42,987	37,772
Interest expense	20,074	19,565	18,578
Income taxes	355	527	408
EBITDA	$77,419	$90,686	$124,935
Provision for impairment of investment in rental properties	16,128	17,690	26,400
Gain on sale of real estate	(405)	(8,197)	(59,132)
EBITDAre	$93,142	$100,179	$92,203
Adjustment for current quarter investment activity (a)	978	28	—
Adjustment for current quarter disposition activity (b)	(135)	(11)	(4,712)
Adjustment to exclude non-recurring and other expenses (c)	44	348	(125)
Adjustment to exclude net write-offs of accrued rental income	2,228	120	2,556
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	322	(4,699)	(1,696)
Adjustment to exclude cost of debt extinguishment	166	—	—
Adjustment to exclude other income from real estate transactions (d)	(63)	(1,183)	—
Adjusted EBITDAre	$96,682	$94,782	$88,226
Estimated revenues from developments (e)	631	334	2,771
Pro Forma Adjusted EBITDAre	$97,313	$95,116	$90,997
Annualized EBITDAre	$372,568	$400,716	$368,812
Annualized Adjusted EBITDAre	$386,728	$379,128	$352,904
Pro Forma Annualized Adjusted EBITDAre	$389,252	$380,464	$363,988
(a)
Reflects an adjustment to give effect to all investments during the quarter, including developments that have reached rent commencement, as if they had been made as of the beginning of the quarter.
(b)
Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)
Amount includes less than $0.1 million of accelerated lease intangible amortization for the three months ended March 31, 2025. Amounts include $0.2 million of accelerated lease intangible amortization and $0.1 million of severance and employee transition costs during the three months ended December 31, 2024. Amounts include $0.1 million of employee severance and executive transition costs and ($0.2) million of forfeited stock-based compensation during the three months ended March 31, 2024.
(d)
Amount includes lease termination fees during the three months ended December 31, 2024.
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

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Debt
Revolving Credit Facility	$174,122	$93,014	$73,820
Unsecured term loans, net	893,505	897,201	896,260
Senior unsecured notes, net	846,252	846,064	845,498
Mortgages, net	76,260	76,846	78,517
Debt issuance costs	10,300	6,802	8,337
Gross Debt	2,000,439	1,919,927	1,902,432
Cash and cash equivalents	(9,605)	(14,845)	(221,740)
Restricted cash	(1,428)	(1,148)	(1,038)
Net Debt	$1,989,406	$1,903,934	$1,679,654
Estimated net proceeds from forward equity agreements (a)	(38,124)	(38,514)	—
Pro Forma Net Debt	$1,951,282	$1,865,420	$1,679,654

Leverage Ratios:
Net Debt to Annualized EBITDAre	5.3x	4.8x	4.6x
Net Debt to Annualized Adjusted EBITDAre	5.1x	5.0x	4.8x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.0x	4.9x	4.6x
(a)
Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in our 2024 Annual Report on Form 10-K.

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

Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.0 billion and $1.9 billion, respectively, as of March 31, 2025, of which $1.0 billion was swapped to a fixed rate by our use of interest rate swaps. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $34.1 million as of March 31, 2025.

Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.0 billion as of March 31, 2025. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.3 million increase or decrease in interest expense annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, as the risk factors are supplemented as follows:

Our business may be adversely affected by changes in U.S. trade policy, including the imposition of tariffs and resulting effects.

Changes in U.S. trade policy may have an adverse impact on our business and results of operations resulting from potential negative effects on the operations of our tenants and/or our ability to successfully execute on build-to-suit development projects and expansion opportunities. In connection with the adoption of a new approach to its trade policy, the U.S. government has indicated its willingness to take certain actions, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements, the imposition of tariffs on certain foreign goods or an increase in existing tariffs, and the imposition of additional trade restrictions. In March and April 2025, the U.S. government imposed tariffs on goods exported from a significant number of countries, which have and are expected to continue to result in retaliatory measures on U.S. goods. Further, several of the announcements of tariffs by the U.S. government have been followed by announcements of limited exemptions and temporary pauses. These developments have caused substantial uncertainty and volatility in the global markets.

While these developments should not directly affect the Company because of the nature of our operations, they could negatively impact the operations of our tenants to the extent they import or export goods in connection with the operation of their respective businesses, which could in turn negatively impact the ability of our tenants to fulfill their contractual obligations pursuant to our leases, including the payment of rent. Further, if, as a result of existing or future tariffs, current or future tenants or development partners are forced to increase prices of their goods or services, incur additional expenses for inputs or construction materials, modify business operations, or forego business opportunities, it may lead to the delay, abandonment, or cancellation of our existing and future build-to-suit development projects and expansion opportunities, which may adversely affect our results of operations.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments.

Item 1C. Cybersecurity.

There have been no material changes for cybersecurity set forth in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

3.6

Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1

Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2

First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

10.1

Amended and Restated Revolving Credit Agreement, dated as of February 28, 2025, by and among the Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, as borrower, JPMorgan Chase Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed March 3, 2025 and incorporated herein by reference)

10.2

Guaranty, dated February 28, 2025, by the Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed March 3, 2025 and incorporated herein by reference)

10.3

First Amendment to Term Loan Credit Agreement, dated as of February 28, 2025, by and among the Broadstone Net Lease, Inc., the Broadstone Net Lease, LLC, as borrower, Regions Bank, as administrative agent, and the other parties thereto (filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed March 3, 2025 and incorporated herein by reference)

31.1*

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

BROADSTONE NET LEASE, INC.

Date: May 1, 2025	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer
(Principal Financial Officer)