Form 10-Q
period 2025-06-30
Broadstone Net Lease, Inc.
filed 2025-07-31
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-39529
____________________________________________________
BROADSTONE NET LEASE, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 High Point Drive Suite 300 Victor, New York	14564
(Address of principal executive offices)	(Zip Code)
(585) 287-6500
(Registrant’s telephone number, including area code)
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
There were 189,129,832 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of July 28, 2025.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$784,092	$778,826
Land improvements	360,774	357,142
Buildings and improvements	3,871,441	3,815,521
Equipment	16,070	15,843
Total accounted for using the operating method	5,032,377	4,967,332
Less accumulated depreciation	(721,195)	(672,478)
Accounted for using the operating method, net	4,311,182	4,294,854
Accounted for using the direct financing method	25,845	26,154
Accounted for using the sales-type method	569	571
Property under development	116,635	18,784
Investment in rental property, net	4,454,231	4,340,363
Cash and cash equivalents	20,784	14,845
Accrued rental income	172,310	162,717
Tenant and other receivables, net	3,605	3,281
Prepaid expenses and other assets	55,815	41,584
Interest rate swap, assets	23,490	46,220
Goodwill	339,769	339,769
Intangible lease assets, net	256,675	267,638
Total assets	$5,326,679	$5,216,417

Liabilities and equity
Unsecured revolving credit facility	$197,880	$93,014
Mortgages, net	75,685	76,846
Unsecured term loans, net	994,028	897,201
Senior unsecured notes, net	846,441	846,064
Interest rate swap, liabilities	7,625	—
Accounts payable and other liabilities	57,409	48,983
Dividends payable	58,451	58,317
Accrued interest payable	8,542	5,837
Intangible lease liabilities, net	44,797	48,731
Total liabilities	2,290,858	2,074,993

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 189,130 and 188,626 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	3,459,939	3,450,584
Cumulative distributions in excess of retained earnings	(571,302)	(496,543)
Accumulated other comprehensive income	18,009	49,657
Total Broadstone Net Lease, Inc. equity	2,906,693	3,003,745
Non-controlling interests	129,128	137,679
Total equity	3,035,821	3,141,424
Total liabilities and equity	$5,326,679	$5,216,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Lease revenues, net	$112,986	$105,907	$221,677	$211,274

Operating expenses
Depreciation and amortization	42,575	37,404	82,072	75,176
Property and operating expense	5,003	5,303	10,491	10,963
General and administrative	9,571	9,904	19,242	19,336
Provision for impairment of investment in rental properties	11,939	3,852	28,068	30,252
Total operating expenses	69,088	56,463	139,873	135,727

Other income (expenses)
Interest income	122	649	221	882
Interest expense	(21,112)	(17,757)	(41,186)	(36,334)
Gain on sale of real estate	566	3,384	971	62,515
Income taxes	(199)	(531)	(555)	(939)
Other (expenses) income	(3,445)	748	(3,932)	2,443
Net income	19,830	35,937	37,323	104,114
Net loss (income) attributable to non-controlling interests	330	(608)	(420)	(3,671)
Net income attributable to Broadstone Net Lease, Inc.	20,160	35,329	36,903	100,443

Weighted average number of common shares outstanding
Basic	188,041	187,436	187,953	187,363
Diluted	197,138	196,470	196,975	196,379
Net earnings per share attributable to common stockholders
Basic	$0.11	$0.19	$0.19	$0.53
Diluted	$0.10	$0.19	$0.19	$0.53

Comprehensive income
Net income	$19,830	$35,937	$37,323	$104,114
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(10,463)	(1,456)	(30,355)	10,348
Realized (gain) loss on interest rate swaps	(6)	62	(12)	221
Comprehensive income	9,361	34,543	6,956	114,683
Comprehensive loss (income) attributable to non-controlling interests	775	(546)	878	(4,146)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$10,136	$33,997	$7,834	$110,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2025	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424
Net income	—	—	16,743	—	750	17,493
Issuance of 292 shares of common stock under equity incentive plan	—	104	—	—	—	104
Offering costs, discounts, and commissions	—	(136)	—	—	—	(136)
Stock-based compensation, net of three shares of restricted stock forfeited	—	2,147	—	—	—	2,147
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 244 OP Units to 244 shares of common stock	—	3,882	—	—	(3,882)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(56,274)	—	(2,600)	(58,874)
Change in fair value of interest rate swap agreements	—	—	—	(19,039)	(853)	(19,892)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	906	—	(892)	(14)	—
Balance, March 31, 2025	$47	$3,456,041	$(536,074)	$29,720	$131,080	$3,080,814
Net income	—	—	20,160	—	(330)	19,830
Issuance of 61 shares of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,173	1,173
Offering costs, discounts, and commissions	—	(132)	—	—	—	(132)
Stock-based compensation, net of four shares of restricted stock forfeited	—	2,471	—	—	—	2,471
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,388)	—	(2,478)	(57,866)
Change in fair value of interest rate swap agreements	—	—	—	(10,018)	(445)	(10,463)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	1,559	—	(1,687)	128	—
Balance, June 30, 2025	$47	$3,459,939	$(571,302)	$18,009	$129,128	$3,035,821
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

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$37,323	$104,114
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	79,817	73,063
Provision for impairment of investment in rental properties	28,068	30,252
Amortization of debt issuance costs and original issuance discount charged to interest expense	2,565	1,966
Stock-based compensation expense	4,618	3,548
Straight-line rent, direct financing and sales-type lease adjustments	(9,260)	(7,475)
Gain on sale of real estate	(971)	(62,515)
Other non-cash items	3,247	(2,239)
Changes in assets and liabilities:
Tenant and other receivables	(323)	(66)
Prepaid expenses and other assets	(939)	1,520
Accounts payable and other liabilities	3,888	(5,460)
Accrued interest payable	2,706	8,331
Net cash provided by operating activities	150,739	145,039

Investing activities
Acquisition of rental property	(115,034)	(218,891)
Investment in property under development including capitalized interest of $1,075 and $2,601 in 2025 and 2024, respectively	(102,755)	(70,051)
Capital expenditures and improvements	(16,956)	(3,304)
Proceeds from disposition of rental property, net	20,321	270,823
Change in deposits on investments in rental property	(2,169)	—
Net cash used in investing activities	(216,593)	(21,423)

Financing activities
Offering costs, discounts, and commissions	(178)	(461)
Contributions from non-controlling interests	674	—
Proceeds from unsecured term loans	500,000	—
Principal payments on mortgages and unsecured term loans	(401,180)	(1,117)
Borrowings on unsecured revolving credit facility	333,300	90,000
Repayments on unsecured revolving credit facility	(232,000)	(99,000)
Cash distributions paid to stockholders	(111,355)	(108,385)
Cash distributions paid to non-controlling interests	(5,149)	(5,389)
Debt issuance costs paid	(12,275)	—
Net cash provided by (used in) financing activities	71,837	(124,352)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,983	(736)
Cash and cash equivalents and restricted cash at beginning of period	15,993	20,632
Cash and cash equivalents and restricted cash at end of period	$21,976	$19,896

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$14,845	$19,494
Restricted cash at beginning of period	1,148	1,138
Cash and cash equivalents and restricted cash at beginning of period	$15,993	$20,632

Cash and cash equivalents at end of period	$20,784	$18,282
Restricted cash at end of period	1,192	1,614
Cash and cash equivalents and restricted cash at end of period	$21,976	$19,896
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At June 30, 2025, the Company owned a diversified portfolio of 766 individual commercial properties with 759 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
The following table summarizes the outstanding equity and economic ownership interest of the Company:

(in thousands)	June 30, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	189,130	8,402	197,532	188,626	8,646	197,272
Percent ownership of OP	95.7%	4.3%	100.0%	95.6%	4.4%	100.0%
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
From time to time, the Company acquires properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. EATs are classified as VIEs as they are “thinly capitalized” entities. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance and can collapse the reverse 1031 exchange structure at its discretion. The assets of the EAT primarily consist of leased property (net real estate investment in rental property and lease intangibles).
The portions of a consolidated entity not owned by the Company are presented as non-controlling interests as of and during the periods presented.
During the three and six months ended June 30, 2025, the Company invested $22.3 million in exchange for a 95.0% ownership interest in a VIE. During the three and six months ended June 30, 2024, the Company invested $52.2 million in exchange for a 98.1% ownership interest in a VIE. The Company is the primary beneficiary of these VIEs as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE, and therefore consolidates the VIE.

The following table presents a summary of selected financial data of the consolidated VIEs included in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$7,644	$7,644
Land improvements	2,707	2,578
Buildings and improvements	40,583	39,899
Total accounted for using the operating method	50,934	50,121
Less accumulated depreciation	(1,474)	(821)
Accounted for using the operating method, net	49,460	49,300
Property under development	19,785	—
Investment in rental property, net	69,245	49,300
Intangible lease assets, net	2,583	3,243
Other assets	9,066	3,248
Total assets	$80,894	$55,791

Liabilities
Intangible lease liabilities, net	$468	$512
Other liabilities	1,026	467
Total liabilities	$1,494	$979
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

(in thousands)	June 30, 2025	December 31, 2024
Development, construction and improvement costs	$115,535	$18,725
Capitalized interest	1,100	59
Property under development	$116,635	$18,784

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment in properties under development, excluding capitalized costs	$83,001	$30,591	$99,388	$67,450
Capital expenditures funded after substantial completion	1,193	—	11,576	—

Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of June 30, 2025 and 2024, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

(in thousands, except number of properties)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Number of properties	8	2	13	14
Impairment charge	$11,939	$3,852	$28,068	$30,252
During the three and six months ended June 30, 2025, the Company recognized impairment of $11.9 million and $28.1 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments for the six months ended June 30, 2025 were based on actual and expected sales prices of individual properties and primarily includes a $14.6 million impairment charge on two healthcare properties. During the three and six months ended June 30, 2024, the Company recognized impairment of $3.9 million and $30.3 million, respectively. The impairments for the six months ended June 30, 2024 were based on actual and expected sales prices of the individual properties and primarily includes an $18.1 million impairment charge on two healthcare properties and an $11.2 million impairment charge on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment.
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

(in thousands)	June 30, 2025	December 31, 2024
Escrow funds and other	$1,192	$1,148

Rent Received in Advance
Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Rent received in advance	$16,342	$16,616
Segment Reporting
The Company currently operates in a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes, the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Treasurer, and the Company’s Senior Vice Presidents. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Income and Comprehensive Income. The Company does not evaluate the results of operations based on geography, size, or property type.
Fair Value Measurements
Recurring Fair Value Measurements
The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

(in thousands)	June 30, 2025
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$23,490	$—	$23,490	$—
Interest rate swap, liabilities	(7,625)	—	(7,625)	—

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,220	$—	$46,220	$—
Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on secondary market trades of the Company’s 2031 Senior Unsecured Public Notes (see Note 7), recent comparable financing transactions, recent market risk premiums for loans of comparable quality, Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.
The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	June 30, 2025	December 31, 2024
Carrying amount	$2,123,612	$1,919,927
Fair value	2,051,457	1,794,821
Non-recurring Fair Value Measurements
The Company’s non-recurring fair value measurements at June 30, 2025 and December 31, 2024 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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
Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

(in thousands)	Financial Statement Presentation	June 30, 2025	December 31, 2024
Right-of-use assets - operating leases	Prepaid expenses and other assets	$9,913	$10,239
Lease liabilities - operating leases	Accounts payable and other liabilities	9,888	10,186
Right-of-use assets - financing leases	Prepaid expenses and other assets	2,244	—
Lease liabilities - financing leases	Accounts payable and other liabilities	2,702	—
Refer to Note 16 for obligations under operating and finance leases.
Rental Expense
Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying Condensed Consolidated Balance Sheets. Rental expense associated with finance leases is recorded as interest expense on the lease liability and amortization expense on the right-of-use asset. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Ground lease expense for properties that are under development by the Company are capitalized to property under development until the development reaches substantial completion.
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

3. Acquisitions of Rental Property
The Company closed on the following acquisitions during the six months ended June 30, 2025:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(a)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
April 24, 2025	Industrial	1	8,500	(a)
May 16, 2025	Industrial	1	54,722
June 4, 2025	Industrial	1	3,400	(b)
June 5, 2025	Retail	1	1,100	(a)
June 12, 2025	Industrial	1	13,700	(a)
June 13, 2025	Industrial	1	20,334	(c)
		13	$161,255	(d)
(a)Acquisition of land to be developed in connection with a build-to-suit development.
(b)Acquisition of land to be developed in connection with a build-to-suit development. Subsequent to quarter end, the Company contributed these assets in exchange for preferred equity in a newly formed VIE.
(c)Acquisition of land by a consolidated VIE in connection with a build-to-suit development (see Note 2).
(d)Acquisition price excludes capitalized acquisition and development costs of $7.1 million.
The Company closed on the following acquisitions during the six months ended June 30, 2024:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
April 4, 2024	Retail	8	$84,500	(e)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
		22	$217,053	(f)
(e)In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(f)Acquisition price excludes capitalized acquisition costs of $1.7 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the Six Months Ended June 30,
	2025	2024
Land	$8,040	$50,741
Land improvements	3,947	10,121
Buildings and improvements	93,303	142,866
Property under development	50,326	—
Acquired in-place leases (g)	10,421	17,956
Acquired above-market leases (h)	—	1,028
Acquired below-market leases (i)	(144)	(3,996)
Right-of-use asset	2,262	—
Lease liability	(2,681)	—
Prepaid expenses & other assets	2,834	—
	$168,308	$218,716
(g)The weighted average amortization period for acquired in-place leases is 12 years and 11 years for acquisitions completed during the six months ended June 30, 2025 and 2024, respectively.
(h)There were no acquisitions of above-market leases during the six months ended June 30, 2025. The weighted average amortization period for acquired above-market leases is six years for acquisitions completed during the six months ended June 30, 2024.
(i)The weighted average amortization period for acquired below-market leases is 14 years and nine years for acquisitions completed during the six months ended June 30, 2025 and 2024, respectively.
The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the six months ended June 30, 2025 and 2024 qualified as asset acquisitions and as such, acquisition costs were capitalized.
Subsequent to June 30, 2025, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
July 1, 2025	Retail	1	$13,069
July 2, 2025	Retail	1	8,265
		2	$21,334
4. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

(in thousands, except number of properties)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Number of properties disposed	8	3	11	40
Aggregate sale price	$13,163	$24,350	$20,971	$276,102
Aggregate carrying value	(12,527)	(20,473)	(19,911)	(209,846)
Additional sales expenses	(70)	(493)	(89)	(3,741)
Gain on sale of real estate	$566	$3,384	$971	$62,515

5. Investment in Rental Property and Lease Arrangements
The Company primarily leases its investment rental property to established tenants in the industrial and retail property types. At June 30, 2025, the Company had 766 real estate properties, 754 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. The sales-type lease includes a land portion which is accounted for as an operating lease. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property – Accounted for Using the Operating Method
Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$31,660	$29,480	$63,119	$59,474
Estimated lease payments to be received under non-cancelable operating leases with tenants at June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$202,079
2026	418,448
2027	416,252
2028	401,670
2029	390,967
Thereafter	3,052,913
$4,882,329
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
Investment in Rental Property – Direct Financing Leases
The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Undiscounted estimated lease payments to be received	$30,346	$31,983
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(18,962)	(20,277)
Reserve for credit losses	(86)	(99)
Net investment in direct financing leases	$25,845	$26,154

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$1,647
2026	3,357
2027	3,426
2028	3,496
2029	3,561
Thereafter	14,859
$30,346
The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contractual rental amounts billed for operating leases	$101,014	$95,736	$200,328	$193,285
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,753	5,177	11,818	10,281
Net write-offs of accrued rental income	—	—	(2,228)	(2,556)
Variable rental amounts earned	718	659	1,398	1,257
Earned income from direct financing leases	679	689	1,361	1,371
Interest income from sales-type leases	14	15	29	29
Operating expenses billed to tenants	4,795	4,651	9,739	9,756
Other income from real estate transactions	63	12	139	79
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(50)	(1,032)	(907)	(2,228)
Total lease revenues, net	$112,986	$105,907	$221,677	$211,274
6. Intangible Assets and Liabilities, and Leasing Fees
The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	June 30, 2025	December 31, 2024
Lease intangibles:
Acquired above-market leases	$39,225	$39,786
Less accumulated amortization	(19,437)	(18,599)
Acquired above-market leases, net	19,788	21,187
Acquired in-place leases	403,584	406,146
Less accumulated amortization	(166,697)	(159,695)
Acquired in-place leases, net	236,887	246,451
Total intangible lease assets, net	$256,675	$267,638
Acquired below-market leases	$92,546	$94,513
Less accumulated amortization	(47,749)	(45,782)
Intangible lease liabilities, net	$44,797	$48,731
Leasing fees	$22,150	$21,781
Less accumulated amortization	(7,132)	(6,495)
Leasing fees, net	$15,018	$15,286

Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)	Financial Statement Presentation	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Intangible		2025	2024	2025	2024
Acquired in-place leases and leasing fees	Depreciation and amortization	$10,820	$7,840	$18,764	$15,536
Above-market and below-market leases	Lease revenues, net	1,192	1,096	2,257	2,117
For the three and six months ended June 30, 2025, amortization of all intangible assets and liabilities includes $4.7 million and $5.0 million, respectively, of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the three and six months ended June 30, 2024.
Estimated future amortization of intangible assets and liabilities, and leasing fees at June 30, 2025 is as follows:

(in thousands)
Remainder of 2025	$13,287
2026	25,840
2027	24,037
2028	21,767
2029	20,167
Thereafter	121,798
$226,896
7. Unsecured Credit Agreements
The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
(in thousands, except interest rates)	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Unsecured revolving credit facility	$197,880	$93,014	Applicable reference rate + 0.85% (a)	Mar. 2029	(d)
Unsecured term loans:
2026 Unsecured Term Loan	—	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026	(e)
2027 Unsecured Term Loan	200,000	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2028 Unsecured Term Loan	500,000	—	one-month adjusted SOFR + 0.95% (b)	Mar. 2028	(f)
2029 Unsecured Term Loan	300,000	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	1,000,000	900,000
Unamortized debt issuance costs, net	(5,972)	(2,799)
Total unsecured term loans, net	994,028	897,201
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,559)	(3,936)
Total senior unsecured notes, net	846,441	846,064
Total unsecured debt, net	$2,038,349	$1,836,279
(a)At June 30, 2025 and December 31, 2024, a balance of $124.8 million and $23.5 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $73.1 million United States Dollars (“USD”) and $69.5 million USD, at June 30, 2025 and December 31, 2024, respectively, and was subject to daily simple CORRA of 2.75% and 3.32% at June 30, 2025 and December 31, 2024, respectively.
(b)At June 30, 2025 and December 31, 2024, one-month SOFR was 4.32% and 4.33%, respectively.
(c)At June 30, 2025 and December 31, 2024, overnight SOFR was 4.45% and 4.49%, respectively.
(d)The Company’s unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.

(e)The 2026 Unsecured Term Loan was paid in full on February 28, 2025, with borrowings from the 2028 Unsecured Term Loan.
(f)The 2028 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
At June 30, 2025, the weighted average interest rate on all outstanding borrowings was 4.80% exclusive of interest rate swap agreements, and 3.89% inclusive of interest rate swap agreements.
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of June 30, 2025, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.
On February 28, 2025, the Company amended and restated the $1.0 billion unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, to extend the maturity date of the unsecured revolving credit facility to March 31, 2029, and entered into a $500.0 million term loan agreement maturing on March 31, 2028 (the “2028 Unsecured Term Loan”). The Company borrowed $400.0 million of the available borrowings on the closing date and the remaining $100.0 million was funded during May 2025. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to adjusted SOFR plus a margin based on the Company’s credit rating, ranging between 0.800% and 1.600% per annum. Based on the Company’s current credit rating, the applicable margin was 0.950% as of June 30, 2025. Proceeds from the loan were used to repay the $400.0 million 2026 Unsecured Term Loan in full and repay a portion of the unsecured revolving credit facility. The amended and restated agreement includes an accordion feature to increase the aggregate facility size from $1.5 billion to $2.5 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. All remaining terms of the unsecured revolving credit facility remained the same.
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
For the six months ended June 30, 2025, the Company incurred $12.3 million in debt issuance costs associated with the amended and restated unsecured credit agreement, which have been deferred and are being amortized over the term of the associated debt. The Company did not incur debt issuance costs during the three months ended June 30, 2025 as well as the three and six months ended June 30, 2024.
Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Debt issuance costs and original issuance discount amortization	$1,328	$983	$2,565	$1,966
8. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination Date	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
Lender
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$42,121	$42,838	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	18,052	18,283	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,559	15,792	(b) (c)
Total mortgages				75,732	76,913
Debt issuance costs, net				(47)	(67)
Mortgages, net				$75,685	$76,846

(a)Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)Debt secured by related rental property and lease rents.
(c)Debt secured by guaranty of the OP.
(d)Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
At June 30, 2025, investment in rental property with a net book value of $116.4 million was pledged as collateral against the Company’s mortgages.
Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at June 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$19,016
2026	16,843
2027	351,596
2028	763,277
2029	497,880
Thereafter	475,000
$2,123,612
Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps
The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				June 30, 2025			December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps: (a)
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	$—		$—	$25,000		$2
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	—		—	25,000		137
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	25,000		—	25,000		250
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	25,000		—	25,000		290
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		242	25,000		471
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		293	25,000		569
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		443	40,000		860
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		383	35,000		743
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		292	25,000		567
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		159	15,000		280
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		905	35,000		1,454
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		200	10,000		346
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		625	25,000		1,030
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,616	(b)	71	13,903	(b)	166
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		382	25,000		757
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		679	25,000		1,230
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		677	25,000		1,227
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		2,035	75,000		3,693
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,262	25,000		2,024
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,241	25,000		1,999
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,318	25,000		2,085
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,318	25,000		2,087
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		2,908	100,000		5,799
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,332	45,000		2,642
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		403	15,000		835
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		2,920	100,000		5,820
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,044	25,000		2,894
Bank of Montreal	March 2030	3.80%	daily simple SOFR	80,000		(1,507)	80,000		541
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	50,000		(907)	50,000		371
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	70,000		(1,118)	70,000		666
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	55,000		(889)	55,000		508
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,616	(b)	288	13,903	(b)	358
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,616	(b)	285	13,903	(b)	354
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	29,232	(c)	785	27,805	(c)	846
				1,148,080		19,069	1,194,514		43,901
Forward Starting Swaps: (a) (d)
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	50,000		(806)	50,000		512
Regions Bank	September 2030	3.69%	daily simple SOFR	15,000		(236)	15,000		159
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	15,000		(236)	15,000		159
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		(1,071)	70,000		846
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		(855)	55,000		643
				205,000		(3,204)	205,000		2,319
Total Swaps				$1,353,080		$15,865	$1,399,514		$46,220
(a)The classification between “effective” and “forward starting” swaps is determined as of the most recent period presented.
(b)The contractual notional amount is $20.0 million CAD.
(c)The contractual notional amount is $40.0 million CAD.
(d)Forward starting swaps have effective dates that are five years prior to each respective maturity date.
At June 30, 2025, the weighted average interest rate on all outstanding borrowings was 3.89%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.62%.

The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain
For the Three Months Ended June 30,
2025	$10,463	Interest expense	$4,737	$21,112
2024	1,456	Interest expense	7,619	17,757

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain
For the Six Months Ended June 30,
2025	$(30,355)	Interest expense	$9,470	$41,186
2024	10,348	Interest expense	15,167	36,334
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $11.3 million.
10. Non-Controlling Interests
The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
OP Units exchanged for shares of common stock	—	32	244	127
Value of units exchanged	$—	$532	$3,882	$2,068
11. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2025. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.
For the six months ended June 30, 2025 and 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.
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
(a)ATM Program has been terminated and no future issuance will occur.

During 2024, the Company entered into forward sale agreements to sell an aggregate of 2,187,700 shares of common stock under the 2024 ATM Program at a weighted-average share price of $18.29, subject to certain adjustments. The Company has the option to settle the outstanding shares of common stock any time before their maturities in August and September 2025 for net proceeds of approximately $37.7 million. As of June 30, 2025, the Company has not settled any of the outstanding shares of these forward sales agreements. There was no ATM Program activity during the six months ended June 30, 2024. After considering the shares sold subject to forward sale agreements, the Company has $360.0 million of capacity remaining under the ATM Program as of June 30, 2025.
Stock Repurchase Program
The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 11, 2025, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period ending on March 14, 2026. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the six months ended June 30, 2025 and 2024, no shares of the Company’s common stock were repurchased under the Repurchase Program.
13. Stock-Based Compensation
Restricted Stock Awards
During the three and six months ended June 30, 2025, the Company awarded 50,104 and 315,976 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. During the three and six months ended June 30, 2024, the Company awarded 55,064 and 833,007 shares of RSAs, respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company’s outstanding RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three and six months ended June 30, 2025, were $16.20 and $16.75, respectively, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value of awards granted per share during the three and six months ended June 30, 2024, were $15.23 and $14.77, respectively.
The following table presents information about the Company’s RSAs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Compensation cost	$1,460	$1,346	$2,802	$2,389
Dividends declared on unvested RSAs	311	300	624	595
Fair value of shares vested during the period	892	762	3,779	3,969
As of June 30, 2025, there was $13.6 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 3.0 years.
The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended June 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,080	$15.64	1,036	$15.57
Granted	50	16.20	55	15.23
Vested	(55)	15.23	(50)	16.33
Forfeited	(4)	16.85	(5)	16.98
Unvested at end of period	1,071	15.69	1,036	15.51

	For the Six Months Ended June 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	989	$15.51	492	$18.63
Granted	316	16.75	833	14.77
Vested	(227)	16.36	(259)	18.70
Forfeited	(7)	16.54	(30)	18.68
Unvested at end of period	1,071	15.69	1,036	15.51
Performance-based Restricted Stock Units
During the six months ended June 30, 2025 and 2024, the Company issued target grants of 246,967 and 202,308 of performance-based restricted stock units (“PRSUs”), respectively, under the Company’s equity incentive plan to the officers of the Company. During the three months ended June 30, 2025 and 2024, there were no PRSUs issued. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the six months ended June 30, 2025 and 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.
The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Compensation cost	$1,011	$727	$1,816	$1,159
As of June 30, 2025, there was $7.2 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.2 years.
The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended June 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	606	$20.13	446	$20.89
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	606	20.13	446	20.89

	For the Six Months Ended June 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	433	$20.90	351	$24.90
Granted	247	21.12	202	15.84
Vested	(74)	27.93	(88)	24.40
Forfeited	—	—	(19)	25.09
Unvested at end of period	606	20.13	446	20.89
14. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$20,160	$35,329	$36,903	$100,443
Less: earnings allocated to unvested restricted shares	(311)	(300)	(621)	(595)
Net earnings used to compute basic earnings per common share	$19,849	$35,029	$36,282	$99,848

Diluted earnings:
Net earnings used to compute basic earnings per common share	$19,849	$35,029	$36,282	$99,848
Add: net earnings attributable to OP Unit holders	844	1,608	1,593	4,671
Net earnings used to compute diluted earnings per common share	$20,693	$36,637	$37,875	$104,519

Weighted average number of common shares outstanding	189,113	188,470	188,998	188,211
Less: weighted average unvested restricted shares (a)	(1,072)	(1,034)	(1,045)	(848)
Weighted average number of common shares outstanding used in basic earnings per common share	188,041	187,436	187,953	187,363
Add: effects of restricted stock units (b)	695	205	591	180
Add: effects of convertible OP Units (c)	8,402	8,829	8,431	8,836
Weighted average number of common shares outstanding used in diluted earnings per common share	197,138	196,470	196,975	196,379

Basic earnings per share	$0.11	$0.19	$0.19	$0.53
Diluted earnings per share	$0.10	$0.19	$0.19	$0.53
(a)Represents the weighted average effects of 1,071,049 and 1,035,110 unvested restricted shares of common stock as of June 30, 2025 and 2024, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)Represents the weighted average effects of 8,401,937 and 8,800,636 OP Units outstanding at June 30, 2025 and 2024, respectively.

15. Supplemental Cash Flow Disclosures
The following table summarizes the Company’s supplemental cash flow information:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$36,890	$28,418
Cash paid for income taxes	1,013	809
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	3,882	2,067
Dividends declared not yet paid	58,451	58,028
Reclassifications from Property under development to Buildings and improvements upon substantial completion of development properties	2,612	—
(a)See Note 10.
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
As of June 30, 2025, the Company has commitments to fund six build-to-suit transactions with remaining obligations of $238.8 million expected to fund in multiple draws through August 2026, using a combination of available cash on hand and revolving credit facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between July 2025 and August 2026.
The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of June 30, 2025, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.

Obligations Under Operating and Finance Leases
As described in Note 2, the Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as ground leases. The Company’s obligations under leases primarily consist of a lease for the Company’s corporate office space, which expires in October 2033 and was determined to be an operating lease. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability. The remaining lease obligations primarily consist of ground leases that, in accordance with the terms of our leases, are typically required to be reimbursed by our tenants. The Company remains primarily responsible for ground leases in the event a tenant is unable to pay. The weighted average discount rate on our operating and finance leases is 8.3%. The weighted average years remaining on our operating and finance lease liabilities is 27.2 years.
The following table summarizes the total lease costs associated with operating and finance leases:

(in thousands)	Financial Statement Presentation	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Operating lease costs:
Office leases	General and administrative	$288	$249	$540	$504
Ground leases	Property and operating expense	33	33	66	76
Ground leases - development properties	Property under development	55	—	111	—
Variable lease costs - ground leases	Property and operating expense	17	16	37	28
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	14	—	23	—
Interest expense on lease liabilities	Interest expense	67	—	112	—
Total lease cost		$474	$298	$889	$608
The following table summarizes payments associated with obligations under operating and finance leases reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Operating lease payments	$719	$440
Financing lease payments	91	—
Total	$810	$440
At June 30, 2025, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$650	$109
2026	1,306	218
2027	1,251	218
2028	1,134	218
2029	1,174	238
Thereafter	15,834	18,306
Total undiscounted lease payments	21,349	19,307
Present value adjustment for remaining lease payments	(11,461)	(16,605)
Total lease liability	$9,888	$2,702

17. Subsequent Events
On July 15, 2025, the Company paid distributions totaling $57.3 million.
On July 24, 2025, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the third quarter of 2025, which will be payable on or before October 15, 2025 to stockholders and OP Unit holders of record as of September 30, 2025.
Subsequent to June 30, 2025, the Company borrowed $87.0 million, and paid down $18.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.
Subsequent to June 30, 2025, the Company acquired $21.3 million in two rental properties (see Note 3).
Subsequent to June 30, 2025, the Company contributed $3.4 million of land to a newly formed VIE in connection with a build-to-suit development (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, as used in this Quarterly Report on Form 10-Q, the terms “BNL,” “we,”“us,”“our,” and “our Company” refer to Broadstone Net Lease, Inc., a Maryland corporation incorporated on October 18, 2007, and, as required by context, Broadstone Net Lease, LLC, a New York limited liability company, which we refer to as the or our “OP,” and to their respective subsidiaries.
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
Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 20, 2025, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the SEC on May 1, 2025. The “Risk Factors” of our 2024 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Explanatory Note and Certain Defined Terms
Unless the context otherwise requires, the following terms and phrases are used throughout this MD&A as described below:
•“annualized base rent” or “ABR” means the annualized contractual cash rent due for the last month of the reporting period, excluding the impacts of short-term rent deferrals, abatements, or free rent, and adjusted to remove rent from properties sold during the month and to include a full month of contractual cash rent for investments made during the month;
•“investments” or amounts “invested” include real estate investments in new property acquisitions, revenue generating capital expenditures, whereby we agree to fund certain expenditures in exchange for increased rents that often include rent escalations and terms consistent with that of the underlying lease, build-to-suit developments, and transitional capital, which represent shorter term investments and currently includes preferred equity investments, and exclude capitalized costs;
•“cash capitalization rate” represents either (1) for acquisitions and new build-to-suit developments, our pro-rata share of the estimated first year cash yield to be generated on a real estate investment, which was estimated at the time of investment based on the contractually specified cash base rent for the first full year after the date of the investment, divided by the purchase price for the property excluding capitalized acquisition costs, or (2) for dispositions, the property’s ABR in effect immediately prior to the disposition, divided by the disposition price, or (3) for transitional capital, the contractual cash yield to be generated on total invested capital;
•“CPI” means the Consumer Price Index for All Urban Consumers (CPI-U): U.S. City Average, All Items, as published by the U.S. Bureau of Labor Statistics, or other similar index which is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services;
•“occupancy” or a specified percentage of our portfolio that is “occupied” or “leased” means as of a specified date the quotient of (1) the total rentable square footage of our properties minus the square footage of our properties that are vacant and from which we are not receiving any rental payment, and (2) the total square footage of our properties;
•“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated February 28, 2025, with J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto; and
•“straight-line yield” represents our pro-rata share of the estimated first year yield to be generated on a real estate investment, which was computed at the time of investment based on the straight-line annual rental income computed in accordance with GAAP, divided by the purchase price.
Overview
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of June 30, 2025, our portfolio includes 766 properties, with 759 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
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

-Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.
-Diversified Portfolio. As of June 30, 2025, our portfolio comprised approximately 40.1 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.5% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 205 different commercial tenants who operate 195 distinct brands that are diversified across 56 varying industries, with no single tenant accounting for more than 4.0% of our ABR.
-Strong In-Place Leases with Significant Remaining Lease Term. As of June 30, 2025, our portfolio was approximately 99.1% leased with an ABR weighted average remaining lease term of approximately 9.7 years, excluding renewal options.
-Standard Contractual Base Rent Escalation. Approximately 97.5% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.0%.
-Extensive Tenant Financial Reporting. Approximately 92.4% of our tenants, based on ABR, provide financial reporting, of which 83.8% are required to provide us with specified financial information on a periodic basis, and an additional 8.6% of our tenants report financial statements publicly, either through SEC filings or otherwise.
Current Macroeconomic Conditions and Strategic Priorities
Throughout 2023 and 2024, challenging macroeconomic conditions directly impacted the broader commercial real estate market and, in particular, the net lease real estate market. During that period, interest rates rose steadily, resulting in a challenging lending environment and a material increase in the cost of capital for commercial real estate buyers and lenders. The increase in interest rates accelerated at a more aggressive pace than commercial real estate capitalization rates, thereby compressing earnings on new investments. Market expectations about expansionary monetary policy resulted in net lease real estate sellers maintaining higher pricing expectations, which ultimately led to a significant decrease in transaction volumes. These challenging macroeconomic conditions have limited, and may continue to limit, the ability of commercial real estate owners, including us, to complete real estate acquisitions at volume and accretion levels consistent with years prior to this environment, resulting in lower earnings growth rates compared to historical periods. Notwithstanding the challenging macroeconomic conditions, we believe that our portfolio performance and strong liquidity profile position our Company well for future opportunities. We expect to achieve growth in revenues and earnings through our four building blocks, including best-in-class portfolio rent escalations, revenue generating capital expenditures with existing tenants, development funding opportunities, and a diversified acquisition pipeline.

Diversified Investment Activity
During the three months ended June 30, 2025, our investment activity consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025
Acquisitions:
Acquisition price	$54,722	$59,004	$113,726
Initial cash capitalization rate	7.1%	7.2%	7.1%
Straight-line yield	8.2%	8.3%	8.3%
Weighted average lease term (years)	10.7	13.6	12.2
Weighted average annual rent increase	3.0%	2.6%	2.8%

Build-to-suit developments:
Investments	$63,295	$26,494	$89,789

Revenue generating capital expenditures:
Investments	$—	$2,835	$2,835
Initial cash capitalization rate	—%	8.0%	8.0%
Weighted average lease term (years)	—	17.7	17.7
Weighted average annual rent increase	—%	1.7%	1.7%

Transitional Capital:
Investments	$22,781	$—	$22,781
Cash capitalization rate	7.8%	—%	7.8%

Total investments	$140,798	$88,333	$229,131
Total initial cash capitalization rate (a)	7.1%	7.2%	7.2%
Total weighted average lease term (years) (a)	10.7	13.8	12.4
Total weighted average annual rent increase (a)	3.0%	2.5%	2.8%
(a)Transitional capital, which represents a contractual yield on invested capital, and build-to-suit developments, which do not generate revenue during construction, are excluded from the calculations of total cash capitalization, weighted average lease terms, and weighted average rent increases.

Build-to-Suit Development Projects
The following table summarizes the Company’s in-process and stabilized developments as of June 30, 2025:

Property	Projected Rentable Square Feet	Start Date (b)	Target Stabilization Date/Stabilized Date (c)	Lease Term (Years)	Annual Rent Escalations	Estimated Total Project Investment (d)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (e)	Estimated Straight-line Yield
In-process retail:
7 Brew (Jacksonville - FL)	1	Jun. 2025	Oct. 2025	15.0	1.9%	$2,008	$1,112	$896	8.0%	8.8%
In-process industrial:
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Nov. 2025	15.0	3.0%	58,563	27,955	30,609	7.6%	9.4%
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Mar. 2026	15.0	3.0%	55,525	17,841	37,684	7.7%	9.6%
Southwire (Bremen - GA)	1,178	Dec. 2024	Jul. 2026	15.0	2.8%	115,411	16,653	98,757	7.8%	8.8%
Fiat Chrysler Automobile (Forsyth - GA)	422	Apr. 2025	Aug. 2026	15.0	3.0%	78,242	13,067	65,175	6.9%	8.4%
AGCO (Vasaila - CA)	115	Jun. 2025	Aug. 2026	12.0	3.5%	19,809	14,092	5,717	7.0%	8.5%

Total / weighted average	1,959			14.8	2.9%	329,558	90,719	238,838	7.5%	8.9%
Stabilized industrial:
UNFI (Sarasota - FL)	1,016	May 2023	Stabilized - Sep. 2024	15.0	2.5%	200,958	200,958	—	7.2%	8.6%
Stabilized retail:
7 Brew (High Point - NC)	1	Dec. 2024	Stabilized - Jun. 2025	15.0	1.9%	1,975	1,975	—	8.0%	8.8%
7 Brew (Charleston - SC)	1	Feb. 2025	Stabilized - May 2025	15.0	1.9%	1,729	1,729	—	7.9%	8.8%

Total / weighted average	2,976			13.8	2.8%	$534,220	$295,381	$238,838	7.4%	8.8%
(b)The period in which we have acquired access to the land and begun physical construction on a property.
(c)Represents our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis.
(d)Represents the estimated costs to be incurred to complete development of each project. We expect to update our estimates upon completion of the project, or sooner if there are any significant changes to expected costs from quarter to quarter. Excludes capitalized costs consisting of capitalized interest and other acquisition costs.
(e)Calculated by dividing the estimated first year cash yield to be generated on a real estate investment by the Estimated Total Project Investment for the property.

Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of June 30, 2025. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $404.2 million as of June 30, 2025.
Diversification by Property Type

$404.2 M
Annualized
Base Rent

Industrial	**60.7%**
Distribution & Warehouse	19.1%
Manufacturing	17.6%
Food Processing	12.4%
Flex and R&D	5.4%
Industrial Services	3.7%
Cold Storage	2.5%
Retail	**31.0%**
General Merchandise	7.8%
Quick Service Restaurants	6.8%
Casual Dining	6.6%
Automotive	2.9%
Animal Services	2.8%
Home Furnishings	1.8%
Healthcare Services	1.5%
Education	0.8%
Other	**8.3%**
Office	5.9%
Clinical & Surgical	2.4%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	51	$77,277	19.1%	11,127	27.7%
Manufacturing	80	70,956	17.6%	12,319	30.7%
Food Processing	34	50,098	12.4%	5,736	14.3%
Flex and R&D	10	21,902	5.4%	1,606	4.0%
Industrial Services	29	14,983	3.7%	725	1.8%
Cold Storage	3	10,047	2.5%	723	1.8%
In-process Developments	6	—	—	115	0.3%
Untenanted	2	—	—	343	0.9%
Industrial Total	215	245,263	60.7%	32,694	81.5%
Retail
General Merchandise	143	31,114	7.8%	2,302	5.8%
Quick Service Restaurants	153	27,458	6.8%	515	1.3%
Casual Dining	96	26,754	6.6%	643	1.6%
Automotive	65	11,691	2.9%	764	1.9%
Animal Services	27	11,484	2.8%	421	1.0%
Home Furnishings	13	7,386	1.8%	797	2.0%
Healthcare Services	18	6,068	1.5%	220	0.5%
Education	5	3,296	0.8%	128	0.3%
In-process Developments	1	—	—	—	—
Retail Total	521	125,251	31.0%	5,790	14.4%
Other
Office	14	23,828	5.9%	1,311	3.3%
Clinical & Surgical	16	9,840	2.4%	336	0.8%
Other Total	30	33,668	8.3%	1,647	4.1%
Total	766	$404,182	100.0%	40,131	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,236	4.0%	2,250	5.6%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,386	3.6%	1,016	2.5%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,852	2.4%	2,284	5.7%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	8,025	2.0%	1,599	4.0%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,605	1.9%	147	0.4%
Dollar General Corporation	General Merchandise	64	6,603	1.6%	609	1.5%
Tractor Supply Company	General Merchandise	23	6,496	1.6%	462	1.1%
J. Alexander’s, LLC*	Casual Dining	16	6,301	1.6%	132	0.3%
Salm Partners, LLC*	Food Processing	2	6,276	1.6%	426	1.1%
Nestle’ Dreyer's Ice Cream Company	Cold Storage	2	6,259	1.5%	503	1.3%
Total Top 10 Tenants		177	88,039	21.8%	9,428	23.5%

Hensley & Company*	Distribution & Warehouse	3	6,231	1.5%	577	1.4%
BluePearl Holdings, LLC**	Animal Services	13	5,905	1.5%	159	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,900	1.5%	417	1.0%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,563	1.4%	147	0.4%
Outback Steakhouse of Florida LLC*(a)	Casual Dining	22	5,544	1.4%	140	0.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.3%	156	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/Office	17	5,260	1.3%	1,302	3.2%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,789	1.2%	576	1.4%
Arkansas Surgical Hospital, LLC	Clinical & Surgical	1	4,702	1.2%	129	0.3%
Chiquita Holdings Limited	Food Processing	1	4,692	1.1%	335	1.0%
Total Top 20 Tenants		285	$142,163	35.2%	13,366	33.3%
(a)Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*Subject to a master lease.
**Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	253	$55,056	13.6%	1,201	3.0%
Packaged Foods & Meats	36	51,358	12.7%	5,873	14.6%
Food Distributors	7	27,562	6.8%	2,534	6.3%
Healthcare Facilities	43	21,323	5.3%	757	1.9%
Auto Parts & Equipment	46	20,975	5.2%	3,168	7.9%
Specialty Stores	37	19,752	4.9%	1,696	4.2%
Distributors	27	18,049	4.5%	2,757	6.9%
Home Furnishing Retail	17	12,281	3.0%	1,692	4.2%
Specialized Consumer Services	46	11,764	2.9%	716	1.8%
Metal & Glass Containers	8	10,813	2.7%	2,206	5.5%
General Merchandise Stores	100	10,434	2.6%	928	2.3%
Industrial Machinery	20	10,112	2.5%	1,949	4.9%
Forest Products	8	9,852	2.4%	2,284	5.7%
Healthcare Services	17	9,739	2.4%	507	1.3%
Electronic Components	2	6,765	1.7%	466	1.1%
Other (41 industries)	97	108,347	26.8%	11,054	27.5%
Untenanted properties	2	—	—	343	0.9%
Total	766	$404,182	100.0%	40,131	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 766 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	66	$38,406	9.5%	3,643	9.1%	MS	12	4,135	1.0%	607	1.5%
MI	52	36,504	9.1%	4,016	10.0%	LA	5	3,833	0.9%	211	0.5%
FL	31	26,486	6.6%	1,662	4.1%	SC	15	3,692	0.9%	323	0.8%
IL	29	23,061	5.7%	2,364	5.9%	NE	6	3,373	0.8%	509	1.3%
CA	16	22,426	5.5%	2,330	5.8%	WA	14	3,349	0.8%	148	0.4%
WI	24	18,867	4.7%	1,915	4.8%	IA	4	2,922	0.7%	622	1.6%
OH	49	16,837	4.2%	1,584	3.9%	NM	9	2,783	0.7%	107	0.3%
MN	21	16,135	4.0%	2,500	6.2%	UT	3	2,749	0.7%	280	0.7%
TN	48	15,243	3.8%	1,084	2.7%	CO	4	2,589	0.6%	126	0.3%
IN	28	14,199	3.5%	1,852	4.6%	MD	3	2,155	0.5%	205	0.5%
PA	23	12,986	3.2%	2,169	5.4%	CT	2	1,938	0.5%	55	0.1%
AL	52	12,397	3.1%	863	2.2%	MT	7	1,728	0.4%	43	0.1%
GA	35	12,129	3.0%	1,576	3.9%	DE	4	1,162	0.3%	133	0.3%
NC	29	10,771	2.7%	1,039	2.6%	ND	2	1,057	0.3%	24	0.1%
KY	23	9,254	2.3%	927	2.3%	VT	2	439	0.1%	24	0.1%
MO	19	9,019	2.2%	1,260	3.1%	WY	1	338	0.1%	21	0.1%
OK	25	9,019	2.2%	1,006	2.5%	NV	1	277	0.1%	6	0.0%
WV	18	8,968	2.2%	1,232	3.1%	OR	1	136	—%	9	0.0%
AZ	7	8,915	2.2%	747	1.9%	SD	1	81	—%	9	0.0%
NY	28	7,319	1.8%	562	1.4%	Total U.S.	759	$395,987	98.0%	39,701	98.9%
AR	9	6,681	1.7%	277	0.7%	BC	2	4,780	1.2%	253	0.6%
MA	3	6,332	1.6%	444	1.1%	ON	3	2,085	0.5%	101	0.3%
KS	10	5,312	1.3%	643	1.6%	AB	1	980	0.2%	51	0.1%
VA	15	5,067	1.3%	178	0.4%	MB	1	350	0.1%	25	0.1%
NJ	3	4,918	1.2%	366	0.9%	Total Canada	7	$8,195	2.0%	430	1.1%
						Grand Total	766	$404,182	100.0%	40,131	100.0%

Our Leases
The following chart sets forth our lease expirations based upon the terms of the leases in place as of June 30, 2025.
The following table presents certain information based on lease expirations by year:

Expiration Year	# of Properties	# of Leases	ABR ('000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2025	7	7	$3,179	0.8%	200	0.5%
2026	23	24	12,072	3.0%	915	2.3%
2027	29	30	26,237	6.5%	2,257	5.6%
2028	28	28	19,961	4.9%	1,793	4.5%
2029	60	35	18,443	4.6%	2,587	6.4%
2030	99	62	50,775	12.6%	4,824	12.0%
2031	31	26	8,193	2.0%	835	2.1%
2032	61	46	32,775	8.1%	3,481	8.7%
2033	49	23	19,199	4.8%	1,409	3.5%
2034	38	27	14,491	3.6%	1,245	3.1%
2035	20	16	15,393	3.8%	2,116	5.3%
2036	88	23	31,433	7.8%	3,158	7.9%
2037	21	11	25,435	6.3%	2,177	5.4%
2038	35	34	12,803	3.2%	1,212	3.0%
2039	15	11	22,684	5.6%	1,805	4.5%
2040	38	9	7,565	1.9%	337	0.8%
2041	39	8	17,006	4.2%	1,367	3.4%
2042	58	13	44,373	11.0%	4,803	12.0%
2043	5	4	8,538	2.1%	533	1.3%
2044	3	3	1,660	0.4%	103	0.3%
Thereafter	10	3	11,967	2.8%	2,516	6.2%
Total leased properties	757	443	404,182	100.0%	39,673	98.8%
In-process developments	7	7	—	—	115	0.3
Untenanted properties	2	—	—	—	343	0.9%
Total properties	766	450	$404,182	100.0%	40,131	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2025, leases contributing 97.5% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of June 30, 2025 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	79.6%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.3%	2.9%
Every 4 years	1.0%	2.4%
Every 5 years	8.3%	1.6%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.1%	1.5%
Flat (b)	2.5%	—%
Total/ABR Weighted Average	100.0%	2.0%
(a)Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of June 30, 2025, leases contributing 4.8% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)Generally associated with investment grade retail tenants.
The escalation provisions of our leases (by percentage of ABR) as of June 30, 2025, are displayed in the following chart:

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
The following table presents our transitional capital investments at June 30, 2025:

June 30, 2025
Transitional Capital:
Retail Center - St. Louis, MO
Type	Preferred Equity
Investment (’000s) (a)	$52,694
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Remaining term (years) (c)	2.0
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted average remaining lease term (years)	5.9
Occupancy rate (based on SF) (d)	95.2%
Quarterly rent collection	100.0%
Industrial Park - Olyphant, PA
Type	Preferred Equity
Investment (’000s) (e)	$22,287
Stabilized cash capitalization rate (b)	7.8%
Annualized initial cash NOI yield	—%
Remaining term (years) (f)	3.0
(a)Agreement includes an additional $7.8 million commitment of preferred capital. The remaining commitment at June 30, 2025 is $7.3 million..
(b)Represents stated yield with unpaid amounts accruing with preferential payment.
(c)Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)Includes leases that have been executed but rent has not yet commenced.
(e)Preferred equity investment in a consolidated joint venture that has acquired entitled land designated for industrial build-to-suit development.
(f)Agreement contains two one-year extension options subject to a 0.25% fee for the first option, and 0.5% for the second option, and the right to transfer or sell our preferred equity at any time.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
Lease revenues, net

(in thousands)	For the Three Months Ended
	June 30, 2025	March 31, 2025	Increase/(Decrease)
			$	%
Contractual rental amounts billed for operating leases	$101,014	$99,314	$1,700	1.7%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,753	6,064	(311)	(5.1)%
Net write-offs of accrued rental income	—	(2,228)	2,228	100.0%
Variable rental amounts earned	718	680	38	5.6%
Earned income from direct financing leases	679	682	(3)	(0.4)%
Interest income from sales-type leases	14	14	—	—%
Operating expenses billed to tenants	4,795	4,944	(149)	(3.0)%
Other income from real estate transactions	63	77	(14)	(18.2)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(50)	(857)	807	94.2%
Total lease revenues, net	$112,986	$108,690	$4,296	4.0%
The increase in lease revenues, net, was primarily attributable to a $2.2 million write-off of accrued rental income that occurred for the three months ended March 31, 2025 but did not occur during the three months ended June 30, 2025. Write-offs of accrued rental income are discrete charges in a quarter related to collection probabilities and fluctuate quarter to quarter. Additionally, there was an increase in rents related to real property acquisitions during the three months ended June 30, 2025, partially offset by dispositions. We closed on investments of $54.7 million of acquisitions at a weighted average cash capitalization rate of 7.1%, and completed dispositions of $13.1 million at a weighted average cash capitalization rate of 9.5% during the three months ended June 30, 2025.
Operating expenses

	For the Three Months Ended
	June 30, 2025	March 31, 2025	Increase/(Decrease)
(in thousands)			$	%
Operating expenses
Depreciation and amortization	$42,575	$39,497	$3,078	7.8%
Property and operating expense	5,003	5,488	(485)	(8.8)%
General and administrative	9,571	9,672	(101)	(1.0)%
Provision for impairment of investment in rental properties	11,939	16,128	(4,189)	(26.0)%
Total operating expenses	$69,088	$70,785	$(1,697)	(2.4)%
Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2025 was primarily due to growth in our real estate portfolio.

Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
(in thousands, except number of properties)	June 30, 2025	March 31, 2025
Number of properties	8	7
Carrying value prior to impairment charge	$32,607	$38,618
Fair value	20,668	22,490
Impairment charge	$11,939	$16,128
During the three months ended June 30, 2025, we recognized $11.9 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

(in thousands)	For the Three Months Ended		Increase/(Decrease)
	June 30, 2025	March 31, 2025
			$	%
Other income (expenses)
Interest income	$122	$99	$23	23.2%
Interest expense	(21,112)	(20,074)	$1,038	5.2%
Gain on sale of real estate	566	405	$161	39.8%
Income taxes	(199)	(355)	$(156)	(43.9)%
Other (expenses) income	(3,445)	(487)	$2,958	> 100.0%
Interest expense
The increase in interest expense for the three months ended June 30, 2025 is primarily due to an increase in total borrowings on our variable-rate Revolving Credit Facility and an additional $100.0 million draw on the 2028 Unsecured Term Loan, all of which were used to fund acquisitions and developments.
Other (expenses) income
The increase in other (expenses) income during the three months ended June 30, 2025 was primarily due to a $3.4 million unrealized foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $0.3 million unrealized foreign exchange gain recognized during the three months ended March 31, 2025.
Net income and Net earnings per diluted share

	For the Three Months Ended		Increase/(Decrease)
	June 30, 2025	March 31, 2025
(in thousands, except per share data)			$	%
Net income	$19,830	$17,493	$2,337	13.4%
Net earnings per diluted share	0.10	0.09	0.01	11.1%
The increase in net income is primarily attributable to a $4.3 million increase in lease revenues, net and a $4.2 million decrease in the provision for impairment of investment in rental properties. This was partially offset by a $3.1 million increase in unrealized foreign exchange loss, a $3.1 million increase in depreciation and amortization, and a $1.0 million increase in interest expense.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Lease revenues, net

	For the Six Months Ended		Increase/(Decrease)
	June 30,
(in thousands)	2025	2024	$	%
Contractual rental amounts billed for operating leases	$200,328	$193,285	$7,043	3.6%
Adjustment to recognize contractual operating lease billings on a straight-line basis	11,818	10,281	1,537	14.9%
Net write-offs of accrued rental income	(2,228)	(2,556)	328	12.8%
Variable rental amounts earned	1,398	1,257	141	11.2%
Earned income from direct financing leases	1,361	1,371	(10)	(0.7)%
Interest income from sales-type leases	29	29	—	—%
Operating expenses billed to tenants	9,739	9,756	(17)	(0.2)%
Other income from real estate transactions	139	79	60	75.9%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(907)	(2,228)	1,321	59.3%
Total lease revenues, net	$221,677	$211,274	$10,403	4.9%
The increase in lease revenues, net was primarily attributable to growth in our real estate portfolio. During the first two quarters of 2025, we had a total of $113.7 million of acquisitions at a cash capitalization rate of 7.1%, $2.8 million of revenue generating capital expenditures at a weighted average cash capitalization rate of 8.0%, as well as had a $201.0 million build-to-suit development reach stabilization at a cash capitalization rate of 7.2%. This stabilized investment activity is partially offset by 2025 disposition activity of $20.5 million at a weighted average cash capitalization rate of 9.4%. Additionally, the increase in lease revenues, net was partially due to a decrease in bad debt expense related to the sale of a healthcare asset and collection efforts on outstanding rent.
Operating expenses

	For the Six Months Ended		Increase/(Decrease)
	June 30,
(in thousands)	2025	2024	$	%
Operating expenses
Depreciation and amortization	$82,072	$75,176	$6,896	9.2%
Property and operating expense	10,491	10,963	(472)	(4.3)%
General and administrative	19,242	19,336	(94)	(0.5)%
Provision for impairment of investment in rental properties	28,068	30,252	(2,184)	(7.2)%
Total operating expenses	$139,873	$135,727	$4,146	3.1%
Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2025 was primarily due to timing and amount of net investment activity during 2024 and during the first two quarters of 2025 compared to the first two quarters of 2024.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Six Months Ended
	June 30,
(in thousands, except number of properties)	2025	2024
Number of properties	13	14
Carrying value prior to impairment charge	$71,226	$98,774
Fair value	43,158	68,522
Impairment charge	$28,068	$30,252

During the six months ended June 30, 2025, we recognized $28.1 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties and primarily included a $14.6 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

	For the Six Months Ended
	June 30,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Other income (expenses)
Interest income	$221	$882	$(661)	(74.9)%
Interest expense	(41,186)	(36,334)	$4,852	13.4%
Gain on sale of real estate	971	62,515	$(61,544)	(98.4)%
Income taxes	(555)	(939)	$(384)	(40.9)%
Other (expenses) income	(3,932)	2,443	$6,375	> 100.0%
Interest expense
The increase in interest expense is primarily a result of a $1.5 million decrease in capitalized interest related to our build-to-suit development projects due to a $48.4 million net decrease in property under development as of June 30, 2025 when compared to June 30, 2024. Property under development is expected to increase over the period of construction for each build-to-suit development. Additionally, interest expense has partially increased due to an increase in total borrowings on our variable-rate Revolving Credit Facility and additional $100.0 million draw on the 2028 Unsecured Term Loan to fund acquisitions in the first two quarters of 2025.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the six months ended June 30, 2025, we recognized a gain of $1.0 million on the sale of 11 properties, compared to a gain of $62.5 million on the sale of 40 properties during the six months ended June 30, 2024.
Other (expenses) income
The increase in other (expenses) income during the six months ended June 30, 2025 was primarily due to a $3.7 million foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $2.4 million unrealized foreign exchange gain recognized during the six months ended June 30, 2024.
Net income and Net earnings per diluted share

	For the Six Months Ended		Increase/(Decrease)
	June 30,
(in thousands, except per share data)	2025	2024	$	%
Net income	$37,323	$104,114	$(66,791)	(64.2)%
Net earnings per diluted share	0.19	0.53	(0.34)	(64.2)%
The decrease in net income is primarily due to a decrease in the gain on sale of real estate of $61.5 million, an increase in depreciation and amortization of $6.9 million, and an increase in interest expense of $4.9 million. These are offset by an increase in net lease revenues of $10.4 million and a decrease in the provision for impairment of investment in rental properties of $2.2 million.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of June 30, 2025, we had total debt outstanding of $2.1 billion, Net Debt of $2.1 billion, Pro Forma Net Debt of $2.1 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.3x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.2x.
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
As detailed in the contractual obligations table below, we have approximately $257.1 million of expected obligations due throughout the remainder of 2025, consisting of $137.2 million of commitments to fund investments, $58.5 million of dividends declared, $41.6 million of projected interest expense, $19.0 million of mortgage payments and amortization, and $0.8 million of lessee obligations. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest, mortgage amortization, and lessee obligations. We expect to pay for commitments to fund investments, our dividends declared, and principal mortgage payments using our Revolving Credit Facility. As of June 30, 2025, we have $802.1 million of available capacity under our Revolving Credit Facility.

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
Equity Capital Resources
Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During the year ended December 31, 2024, in connection with forward sales agreements provided for under the ATM Program, we sold 2,187,700 shares of common stock at a weighted average price of $18.29 per share, subject to certain adjustments. We expect to settle the outstanding shares of these forward sales agreements before their maturities in August and September 2025. Our estimated net proceeds of these forward sale agreements, assuming physical settlement for cash as of June 30, 2025, is approximately $37.7 million. We have not settled any part of these forward sales agreements as of June 30, 2025. After considering the shares sold subject to forward sale agreements, we have $360.0 million of capacity remaining under the ATM Program as of June 30, 2025.
Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of June 30, 2025
The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at June 30, 2025:

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$197,880	Applicable reference rate + 0.85% (a)	Mar. 2029 (d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple adjusted SOFR + 0.95% (b)	Aug. 2027
2028 Unsecured Term Loan	500,000	one-month adjusted SOFR + 0.95% (c)	Mar. 2028 (e)
2029 Unsecured Term Loan	300,000	daily simple adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	1,000,000
Unamortized debt issuance costs, net	(5,972)
Total unsecured term loans, net	994,028
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
Total senior unsecured notes	850,000
Unamortized debt issuance costs and original issuance discount, net	(3,559)
Total senior unsecured notes, net	846,441
Total unsecured debt	$2,038,349
(a)At June 30, 2025, a balance of $124.8 million was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $73.1 million United States Dollars (“USD”), and was subject to daily simple CORRA of 2.75% at June 30, 2025.
(b)At June 30, 2025, overnight SOFR was 4.45%.
(c)At June 30, 2025, one-month SOFR was 4.32%.
(d)Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(e)Our 2028 unsecured term loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
On February 28, 2025, we amended and restated the Revolving Credit Facility, extending the maturity date to March 31, 2029, and increasing the accordion feature that increases the aggregate facility size from $1.5 billion to $2.5 billion. All remaining terms of the Revolving Credit Facility remained the same.
On February 28, 2025, we entered into a new unsecured term loan for $400.0 million that matures in March 2028 (the “2028 Unsecured Term Loan”), the proceeds of which were used to repay the $400.0 million 2026 Unsecured Term Loan. The 2028 Unsecured Term Loan allowed us to draw an additional $100.0 million, on May 28, 2025, the proceeds of which were used to repay a portion of the revolving credit facility. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to RFR plus a margin based on our credit rating, ranging between 0.800% and 1.600% per annum. Based on our current credit rating, the applicable margin was 0.950% as of June 30, 2025.
Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of June 30, 2025, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of June 30, 2025 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion of our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (c)	Dividends (d)	Commitments to Fund Investments (e)	Lessee Obligations (f)	Total
2025	$—	$19,015	$—		$—	$41,637	$58,451	$137,209	$759	$257,071
2026	—	16,843	—		—	74,478	—	127,464	1,523	220,308
2027	—	1,596	200,000		150,000	68,085	—	—	1,469	421,150
2028	—	38,278	500,000	(b)	225,000	40,975	—	—	1,352	805,605
2029	197,880	—	300,000		—	19,852	—	—	1,412	519,144
Thereafter	—	—	—		475,000	17,765	—	—	34,140	526,905
Total	$197,880	$75,732	$1,000,000		$850,000	$262,792	$58,451	$264,673	$40,655	$2,750,183
(a)Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(b)Our 2028 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
(c)Interest expense is projected based on the outstanding borrowings and interest rates in effect as of June 30, 2025. This amount includes the impact of interest rate swap agreements.
(d)Amounts include dividends declared as of June 30, 2025 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
(e)Amounts include acquisitions under control, defined as under contract or executed letter of intent, and commitments to fund revenue generating capital expenditures, and both current in-process developments and under control development opportunities.
(f)Represents our contractual lease obligations as a lessee, primarily including our corporate headquarters and ground leases at our rental properties or properties under development. Our tenants are responsible for paying the rent under these ground leases at our stabilized assets. In the event our tenant fails to pay the ground lease rent, we are primarily responsible.
At June 30, 2025 investment in rental property with a net book value of $116.4 million was pledged as collateral against our mortgages.
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
We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of June 30, 2025, we had 32 effective and five forward-starting interest rate swaps with an aggregate notional amount of $1.4 billion. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The forward-starting swap arrangements are effective during various periods between September and December 2025 and mature in 2030. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
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
Cash Flows
Cash and cash equivalents and restricted cash totaled $22.0 million and $19.9 million at June 30, 2025 and June 30, 2024, respectively. The table below shows information concerning cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$150,739	$145,039
Net cash used in investing activities	(216,593)	(21,423)
Net cash provided by (used in) financing activities	71,837	(124,352)
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,983	$(736)
The increase in net cash provided by operating activities was primarily due to increased contractual rents related to rent escalations and growth in our real estate portfolio.
The decrease in cash provided by investing activities was primarily due to a decrease in disposition volume, partially offset by a decrease in investment activity during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
The increase in net cash provided by financing activities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, mainly reflects an increase in net borrowings on the Revolving Credit Facility as well as an increase in net proceeds from unsecured term loans.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income	$19,830	$17,493	$37,323	$104,114
Real property depreciation and amortization	42,492	39,411	81,902	75,010
Gain on sale of real estate	(566)	(405)	(971)	(62,515)
Provision for impairment on investment in rental properties	11,939	16,128	28,068	30,252
FFO	$73,695	$72,627	$146,322	$146,861
Net write-offs of accrued rental income	3	2,228	2,231	2,556
Other non-core income from real estate transactions	(46)	(63)	(109)	—
Cost of debt extinguishment	—	165	166	—
Severance and employee transition costs	53	1	54	99
Other (income) expenses (a)	3,445	322	3,766	(2,443)
Core FFO	$77,150	$75,280	$152,430	$147,073
Straight-line rent adjustment	(5,586)	(5,907)	(11,492)	(10,031)
Adjustment to provision for credit losses	(13)	—	(13)	(17)
Amortization of debt issuance costs	1,328	1,237	2,565	1,966
Non-capitalized transaction costs	142	117	258	629
Realized gain or loss on interest rate swaps and other non-cash interest expense	7	2	9	221
Amortization of lease intangibles	(1,191)	(1,064)	(2,255)	(2,113)
Stock-based compensation	2,471	2,147	4,618	3,548
AFFO	$74,308	$71,812	$146,120	$141,276
(a)Amount includes $3.4 million and $0.3 million of unrealized foreign exchange loss for the three months ended June 30, 2025 and March 31, 2025, respectively, and $(3.8) million and $2.4 million of unrealized foreign exchange (loss) gain for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Net income	$19,830	$17,493	$35,937
Depreciation and amortization	42,575	39,497	37,404
Interest expense	21,112	20,074	17,757
Income taxes	199	355	531
EBITDA	$83,716	$77,419	$91,629
Provision for impairment of investment in rental properties	11,939	16,128	3,852
Gain on sale of real estate	(566)	(405)	(3,384)
EBITDAre	$95,089	$93,142	$92,097
Adjustment for current quarter investment activity (a)	573	978	1,241
Adjustment for current quarter disposition activity (b)	(490)	(135)	(87)
Adjustment to exclude non-recurring and other expenses (c)	(332)	44	26
Adjustment to exclude net write-offs of accrued rental income	3	2,228	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	3,445	322	(748)
Adjustment to exclude cost of debt extinguishment	—	166	—
Adjustment to exclude other income from real estate transactions	(46)	(63)	—
Adjusted EBITDAre	$98,242	$96,682	$92,529
Estimated revenues from developments (d)	1,629	631	3,458
Pro Forma Adjusted EBITDAre	$99,871	$97,313	$95,987
Annualized EBITDAre	$380,356	$372,568	$368,388
Annualized Adjusted EBITDAre	$392,968	$386,728	$370,116
Pro Forma Annualized Adjusted EBITDAre	$399,484	$389,252	$383,948
(a)Reflects an adjustment to give effect to all investments during the quarter, including developments that have reached rent commencement, as if they had been made as of the beginning of the quarter.
(b)Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)Amount includes less than $0.4 million of accelerated lease intangible amortization for the three months ended June 30, 2025. Amount includes less than $0.1 million of accelerated lease intangible amortization for the three months ended March 31, 2025. Amount includes $0.02 million of employee severance and executive transition costs for the three months ended June 30, 2024.
(d)Represents estimated contractual revenues based on in-process development spend to-date.
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

(in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Debt
Revolving Credit Facility	$197,880	$174,122	$79,096
Unsecured term loans, net	994,028	893,505	896,574
Senior unsecured notes, net	846,441	846,252	845,687
Mortgages, net	75,685	76,260	77,970
Debt issuance costs	9,578	10,300	7,825
Gross Debt	2,123,612	2,000,439	1,907,152
Cash and cash equivalents	(20,784)	(9,605)	(18,282)
Restricted cash	(1,192)	(1,428)	(1,614)
Net Debt	$2,101,636	$1,989,406	$1,887,256
Estimated net proceeds from forward equity agreements (a)	(37,722)	(38,124)	—
Pro Forma Net Debt	$2,063,914	$1,951,282	$1,887,256

Leverage Ratios:
Net Debt to Annualized EBITDAre	5.5x	5.3x	5.1x
Net Debt to Annualized Adjusted EBITDAre	5.3x	5.1x	5.1x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.2x	5.0x	4.9x
(a)Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended June 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in our 2024 Annual Report on Form 10-K.
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
Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.1 billion and $2.0 billion, respectively, as of June 30, 2025, of which $1.1 billion was swapped to a fixed rate by our use of interest rate swaps. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $33.6 million as of June 30, 2025.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.2 billion as of June 30, 2025. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $0.5 million increase or decrease in interest expense annually.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended June 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Please refer to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the SEC on May 1, 2025 in which the risk factors were supplemented. There have been no further material changes.
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
____________________________________________
*Filed herewith.
†In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADSTONE NET LEASE, INC.

Date: July 31, 2025	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)