Form 10-Q
period 2025-09-30
Broadstone Net Lease, Inc.
filed 2025-10-29
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
There were 189,216,037 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of October 27, 2025.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$778,177	$778,826
Land improvements	359,210	357,142
Buildings and improvements	3,954,112	3,815,521
Equipment	16,070	15,843
Total accounted for using the operating method	5,107,569	4,967,332
Less accumulated depreciation	(745,326)	(672,478)
Accounted for using the operating method, net	4,362,243	4,294,854
Accounted for using the direct financing method	25,673	26,154
Accounted for using the sales-type method	14,407	571
Property under development	179,172	18,784
Investment in rental property, net	4,581,495	4,340,363
Cash and cash equivalents	81,966	14,845
Accrued rental income	174,867	162,717
Tenant and other receivables, net	3,573	3,281
Prepaid expenses and other assets	59,866	41,584
Interest rate swap, assets	19,590	46,220
Goodwill	339,769	339,769
Intangible lease assets, net	258,145	267,638
Total assets	$5,519,271	$5,216,417

Liabilities and equity
Unsecured revolving credit facility	$95,824	$93,014
Mortgages, net	57,168	76,846
Unsecured term loans, net	994,550	897,201
Senior unsecured notes, net	1,190,315	846,064
Interest rate swap, liabilities	1,994	—
Accounts payable and other liabilities	55,662	48,983
Dividends payable	58,665	58,317
Accrued interest payable	9,488	5,837
Intangible lease liabilities, net	43,096	48,731
Total liabilities	2,506,762	2,074,993

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 189,216 and 188,626 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	3,463,010	3,450,584
Cumulative distributions in excess of retained earnings	(597,571)	(496,543)
Accumulated other comprehensive income	19,172	49,657
Total Broadstone Net Lease, Inc. equity	2,884,658	3,003,745
Non-controlling interests	127,851	137,679
Total equity	3,012,509	3,141,424
Total liabilities and equity	$5,519,271	$5,216,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Lease revenues, net	$114,167	$108,397	$335,843	$319,670

Operating expenses
Depreciation and amortization	40,246	38,016	122,318	113,192
Property and operating expense	6,198	7,014	16,688	17,976
General and administrative	9,974	8,722	29,216	28,058
Provision for impairment of investment in rental properties	6,999	1,059	35,067	31,311
Total operating expenses	63,417	54,811	203,289	190,537

Other income (expenses)
Interest income	182	70	403	952
Interest expense	(28,230)	(18,178)	(69,416)	(54,512)
Gain on sale of real estate	3,259	2,441	4,230	64,956
Income taxes	(208)	291	(763)	(649)
Other income (expenses)	1,312	(942)	(2,620)	1,502
Net income	27,065	37,268	64,388	141,382
Net income attributable to non-controlling interests	(599)	(1,660)	(1,019)	(5,331)
Net income attributable to Broadstone Net Lease, Inc.	26,466	35,608	63,369	136,051

Weighted average number of common shares outstanding
Basic	188,099	187,496	188,002	187,408
Diluted	197,632	196,932	197,476	196,799
Net earnings per share attributable to common stockholders
Basic and Diluted	$0.14	$0.19	$0.33	$0.72

Comprehensive income (loss)
Net income	$27,065	$37,268	$64,388	$141,382
Other comprehensive income (loss)
Change in fair value of interest rate swaps	(4,981)	(41,682)	(35,336)	(31,334)
Realized loss (gain) on interest rate swaps	6,103	(5)	6,091	216
Comprehensive income (loss)	28,187	(4,419)	35,143	110,264
Comprehensive income (loss) attributable to non-controlling interests	(646)	196	232	(3,950)
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$27,541	$(4,223)	$35,375	$106,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2025	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424
Net income	—	—	16,743	—	750	17,493
Issuance of 292 shares of common stock under equity incentive plan	—	104	—	—	—	104
Offering costs, discounts, and commissions	—	(136)	—	—	—	(136)
Stock-based compensation, net of three shares of restricted stock forfeited	—	2,147	—	—	—	2,147
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 244 OP Units to 244 shares of common stock	—	3,882	—	—	(3,882)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(56,274)	—	(2,600)	(58,874)
Change in fair value of interest rate swap agreements	—	—	—	(19,039)	(853)	(19,892)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	906	—	(892)	(14)	—
Balance, March 31, 2025	$47	$3,456,041	$(536,074)	$29,720	$131,080	$3,080,814
Net income	—	—	20,160	—	(330)	19,830
Issuance of 61 shares of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,173	1,173
Offering costs, discounts, and commissions	—	(132)	—	—	—	(132)
Stock-based compensation, net of four shares of restricted stock forfeited	—	2,471	—	—	—	2,471
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,388)	—	(2,478)	(57,866)
Change in fair value of interest rate swap agreements	—	—	—	(10,018)	(445)	(10,463)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	1,559	—	(1,687)	128	—
Balance, June 30, 2025	$47	$3,459,939	$(571,302)	$18,009	$129,128	$3,035,821
Net income	—	—	26,466	—	599	27,065
Issuance of one shares of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,581	1,581
Offering costs, discounts, and commissions	—	(175)	—	—	—	(175)
Stock-based compensation, net of one shares of restricted stock forfeited	—	2,488	—	—	—	2,488
Conversion of 86 membership units to 86 shares of common stock	—	1,329	—	—	(1,329)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(52,735)	—	(2,660)	(55,395)
Change in fair value of interest rate swap agreements	—	—	—	(4,770)	(211)	(4,981)
Realized loss on interest rate swap agreements	—	—	—	5,845	258	6,103
Adjustment to non-controlling interests	—	(571)	—	88	485	2
Balance, September 30, 2025	$47	$3,463,010	$(597,571)	$19,172	$127,851	$3,012,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Continued
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2024	$47	$3,440,639	$(440,731)	$49,286	$145,100	$3,194,341
Net income	—	—	65,114	—	3,063	68,177
Issuance of 822 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(36)	—	—	—	(36)
Stock-based compensation, net of 25 shares of restricted stock forfeited	—	1,475	—	—	—	1,475
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 95 OP Units to 95 shares of common stock	—	1,536	—	—	(1,536)	—
Distributions declared ($0.285 per share and OP Unit)	—	—	(54,552)	—	(2,740)	(57,292)
Change in fair value of interest rate swap agreements	—	—	—	11,274	530	11,804
Realized loss on interest rate swap agreements	—	—	—	152	7	159
Adjustment to non-controlling interests	—	4,220	—	(3,878)	(342)	—
Balance, March 31, 2024	$47	$3,446,910	$(430,169)	$56,834	$144,082	$3,217,704
Net income	—	—	35,329	—	608	35,937
Issuance of 55 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(200)	—	—	—	(200)
Contributions from non-controlling interests	—	—	—	—	1,000	1,000
Stock-based compensation, net of five shares of restricted stock forfeited	—	2,073	—	—	—	2,073
Conversion of 32 OP Units to 32 shares of common stock	—	532	—	—	(532)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,053)	—	(2,657)	(57,710)
Change in fair value of interest rate swap agreements	—	—	—	(1,391)	(65)	(1,456)
Realized loss on interest rate swap agreements	—	—	—	59	3	62
Adjustment to non-controlling interests	—	(5,050)	—	4,881	169	—
Balance, June 30, 2024	47	3,444,265	(449,893)	60,383	142,608	3,197,410
Net income	—	—	35,608	—	1,660	37,268
Issuance of one shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(107)	—	—	—	(107)
Stock-based compensation, net of 57 shares of restricted stock forfeited	—	1,829	—	—	—	1,829
Conversion of 46 OP Units to 46 shares of common stock	—	744	—	—	(744)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(53,637)	—	(2,717)	(56,354)
Change in fair value of interest rate swap agreements	—	—	—	(39,826)	(1,856)	(41,682)
Realized gain on interest rate swap agreements	—	—	—	(5)		(5)
Adjustment to non-controlling interests	—	3,385	—	(3,719)	334	—
Balance, September 30, 2024	$47	$3,450,116	$(467,922)	$16,833	$139,285	$3,138,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$64,388	$141,382
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	118,865	109,770
Provision for impairment of investment in rental properties	35,067	31,311
Amortization of debt issuance costs and original issuance discount charged to interest expense	3,923	2,949
Stock-based compensation expense	7,106	5,377
Settlement of interest rate swaps	(6,712)	—
Straight-line rent, direct financing and sales-type lease adjustments	(13,465)	(12,784)
Gain on sale of real estate	(4,230)	(64,956)
Other non-cash items	7,902	(2,936)
Changes in assets and liabilities:
Tenant and other receivables	(291)	(585)
Prepaid expenses and other assets	(2,579)	66
Accounts payable and other liabilities	1,303	(1,192)
Accrued interest payable	3,652	3,940
Net cash provided by operating activities	214,929	212,342

Investing activities
Acquisition of rental property	(255,784)	(288,928)
Investment in property under development including capitalized interest of $2,948 and $3,812 in 2025 and 2024, respectively	(165,517)	(89,712)
Capital expenditures and improvements	(23,122)	(10,352)
Proceeds from disposition of rental property, net	58,557	302,001
Change in deposits on investments in rental property	(4,781)	(50)
Net cash used in investing activities	(390,647)	(87,041)

Financing activities
Offering costs, discounts, and commissions	(215)	(493)
Contributions from non-controlling interests	1,730	1,000
Proceeds from unsecured term loans and senior unsecured notes	844,841	—
Principal payments on mortgages and unsecured term loans	(419,707)	(1,681)
Borrowings on unsecured revolving credit facility	514,300	175,000
Repayments on unsecured revolving credit facility	(513,800)	(138,500)
Cash distributions paid to stockholders	(163,852)	(161,922)
Cash distributions paid to non-controlling interests	(7,832)	(8,119)
Debt acquisition costs paid	(12,420)	—
Net cash provided by (used in) financing activities	243,045	(134,715)
Net increase (decrease) in cash and cash equivalents and restricted cash	67,327	(9,414)
Cash and cash equivalents and restricted cash at beginning of period	15,993	20,632
Cash and cash equivalents and restricted cash at end of period	$83,320	$11,218

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$14,845	$19,494
Restricted cash at beginning of period	1,148	1,138
Cash and cash equivalents and restricted cash at beginning of period	$15,993	$20,632

Cash and cash equivalents at end of period	$81,966	$8,999
Restricted cash at end of period	1,354	2,219
Cash and cash equivalents and restricted cash at end of period	$83,320	$11,218
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At September 30, 2025, the Company owned a diversified portfolio of 759 individual commercial properties with 752 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
The following table summarizes the outstanding equity and economic ownership interest of the Company:

(in thousands)	September 30, 2025			December 31, 2024
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	189,216	8,315	197,531	188,626	8,646	197,272
Percent ownership of OP	95.8%	4.2%	100.0%	95.6%	4.4%	100.0%
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
During the three months ended September 30, 2025, the Company invested $17.8 million and $6.0 million in two consolidated VIEs in exchange for 95.0% and 85.1% ownership interests, respectively. During the nine months ended September 30, 2025, the Company invested $40.1 million in two consolidated VIEs in exchange for 95.0% ownership interests and $6.0 million in exchange for 85.1% ownership interest in a consolidated VIE. During the nine months ended September 30, 2024, the Company invested $52.2 million in exchange for 98.1% ownership interest in a consolidated VIE. The Company is the primary beneficiary of these four VIEs as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE, and therefore consolidates the VIE.

The following table presents a summary of selected financial data of the consolidated VIEs included in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Accounted for using the operating method:
Land	$7,644	$7,644
Land improvements	2,707	2,578
Buildings and improvements	40,615	39,899
Total accounted for using the operating method	50,966	50,121
Less accumulated depreciation	(1,803)	(821)
Accounted for using the operating method, net	49,163	49,300
Property under development	45,318	—
Investment in rental property, net	94,481	49,300
Intangible lease assets, net	2,340	3,243
Other assets	10,563	3,248
Total assets	$107,384	$55,791

Liabilities
Intangible lease liabilities, net	$(446)	$512
Other liabilities	(894)	467
Total liabilities	$(1,340)	$979
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

(in thousands)	September 30, 2025	December 31, 2024
Development, construction and improvement costs	$176,199	$18,725
Capitalized interest	2,973	59
Property under development	$179,172	$18,784

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment in properties under development, excluding capitalized costs	$60,536	$18,450	$159,924	$85,900
Capital expenditures funded after substantial completion	—	6,229	11,576	6,229

Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment during the nine months ended September 30, 2025 and 2024, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

(in thousands, except number of properties)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Number of properties	7	3	18	17
Impairment charge	$6,999	$1,059	$35,067	$31,311
During the three and nine months ended September 30, 2025, the Company recognized impairment of $7.0 million and $35.1 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments for the nine months ended September 30, 2025 were based on actual and expected sales prices of individual properties and primarily includes a $14.6 million impairment charge on two healthcare properties. During the three and nine months ended September 30, 2024, the Company recognized impairment of $1.1 million and $31.3 million, respectively. The impairments for the nine months ended September 30, 2024, primarily includes an $18.1 million impairment charge on two healthcare properties, which was based on expected sales prices of the properties, and an $11.2 million impairment charge on 11 healthcare properties sold as part of a portfolio with a gain of $59.1 million, excluding any impairment, which was based on actual sales prices of the individual properties.
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

(in thousands)	September 30, 2025	December 31, 2024
Escrow funds and other	$1,354	$1,148

Rent Received in Advance
Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Rent received in advance	$18,615	$16,616
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
Fair Value Measurements
Recurring Fair Value Measurements
The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

(in thousands)	September 30, 2025
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$19,590	$—	$19,590	$—
Interest rate swap, liabilities	(1,994)	—	(1,994)	—

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,220	$—	$46,220	$—
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
The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which reflects the fair value of interest rate swaps:

(in thousands)	September 30, 2025	December 31, 2024
Carrying amount	$2,353,029	$1,919,927
Fair value	2,276,230	1,794,821
Non-recurring Fair Value Measurements
The Company’s non-recurring fair value measurements at September 30, 2025 and December 31, 2024 consisted of the fair value of impaired real estate assets that were determined using Level 3 inputs.

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
Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

(in thousands)	Financial Statement Presentation	September 30, 2025	December 31, 2024
Operating leases:
Right-of-use assets	Prepaid expenses and other assets	$9,747	$10,239
Lease liabilities	Accounts payable and other liabilities	9,735	10,186
Financing leases:
Right-of-use assets	Prepaid expenses and other assets	2,232	—
Lease liabilities	Accounts payable and other liabilities	2,715	—
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

3. Acquisitions of Rental Property
The Company closed on the following acquisitions during the nine months ended September 30, 2025:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(a)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
April 24, 2025	Industrial	1	8,500	(a)
May 16, 2025	Industrial	1	54,722
June 4, 2025	Industrial	1	3,400	(b)
June 5, 2025	Retail	1	1,100	(a)
June 12, 2025	Industrial	1	13,700	(a)
June 13, 2025	Industrial	1	20,334	(c)
July 1, 2025	Retail	1	13,069
July 2, 2025	Retail	1	8,265
August 1, 2025	Industrial	1	18,272	(c)
August 6, 2025	Industrial	1	53,803
September 30, 2025	Industrial	1	64,325
		18	$318,989	(d)
(a)Acquisition of land to be developed in connection with a build-to-suit development.
(b)Acquisition of land to be developed in connection with a build-to-suit development. In July 2025, the Company contributed these assets in exchange for common equity in a consolidated VIE (see Note 2).
(c)Acquisition of land by a consolidated VIE in connection with a build-to-suit development (see Note 2).
(d)Acquisition price excludes capitalized acquisition and development costs of $9.5 million.
The Company closed on the following acquisitions during the nine months ended September 30, 2024:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
April 4, 2024	Retail	8	$84,500	(e)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
September 3, 2024	Retail	1	10,180
September 5, 2024	Industrial	1	59,000
		24	286,233	(f)
(e)In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(f)Acquisition price excludes capitalized acquisition costs of $2.5 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the Nine Months Ended September 30,
	2025	2024
Land	$18,917	$56,397
Land improvements	7,951	13,972
Buildings and improvements	206,788	198,524
Property under development	68,972	—
Acquired in-place leases (g)	21,140	23,336
Acquired above-market leases (h)	1,947	1,028
Acquired below-market leases (i)	(424)	(4,503)
Right-of-use asset	2,262	—
Lease liability	(2,681)	—
Prepaid expenses & other assets	3,606	—
	$328,478	$288,754
(g)The weighted average amortization period for acquired in-place leases is 12 years and 10 years for acquisitions completed during the nine months ended September 30, 2025 and 2024, respectively.
(h)The weighted average amortization period for the acquired above-market leases is 15 years and six years for acquisitions completed during the nine months ended September 30, 2025 and 2024, respectively.
(i)The weighted average amortization period for acquired below-market leases is 10 years and 9 years for acquisitions completed during the nine months ended September 30, 2025 and 2024, respectively.
The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the nine months ended September 30, 2025 and 2024 qualified as asset acquisitions and as such, acquisition costs were capitalized.
Subsequent to September 30, 2025, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
October 1, 2025	Industrial	1	$70,143
October 22, 2025	Industrial	1	30,076
		2	$100,219
4. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

(in thousands, except number of properties)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Number of properties disposed	12	6	23	46
Aggregate sale price	$38,723	$31,812	$59,694	$307,914
Aggregate carrying value	(35,311)	(28,927)	(55,222)	(238,773)
Additional sales expenses	(153)	(444)	(242)	(4,185)
Gain on sale of real estate	$3,259	$2,441	$4,230	$64,956

5. Investment in Rental Property and Lease Arrangements
The Company primarily leases its investment rental property to established tenants in the industrial and retail property types. At September 30, 2025, the Company had 759 real estate properties, 746 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and three that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases. Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property – Accounted for Using the Operating Method
Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation	$31,933	$30,006	$95,052	$89,480
Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$102,365
2026	422,124
2027	407,252
2028	407,809
2029	397,251
Thereafter	3,126,505
$4,863,306
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
Investment in Rental Property – Direct Financing Leases
The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Undiscounted estimated lease payments to be received	$29,522	$31,983
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(18,310)	(20,277)
Reserve for credit losses	(86)	(99)
Net investment in direct financing leases	$25,673	$26,154

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$823
2026	3,357
2027	3,426
2028	3,496
2029	3,561
Thereafter	14,859
$29,522
The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
Investment in Rental Property – Sales-Type Leases
The Company’s $14.4 million net investment in a sales-type lease was comprised of one lease during the three months ended September 30, 2025. The lease has $17.4 million of undiscounted estimated lease payments to be received throughout the remaining lease term, which expires in 2027.
The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual rental amounts billed for operating leases	$102,270	$96,596	$302,598	$289,881
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,134	5,438	16,952	15,720
Net write-offs of accrued rental income	(755)	—	(2,983)	(2,556)
Variable rental amounts earned	732	644	2,130	1,901
Earned income from direct financing leases	675	691	2,036	2,063
Interest income from sales-type leases	326	14	354	43
Operating expenses billed to tenants	5,752	5,537	15,491	15,292
Other income from real estate transactions	43	907	183	985
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(10)	(1,430)	(917)	(3,659)
Total lease revenues, net	$114,167	$108,397	$335,844	$319,670

6. Intangible Assets and Liabilities, and Leasing Fees
The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	September 30, 2025	December 31, 2024
Lease intangibles:
Acquired above-market leases	$41,173	$39,786
Less accumulated amortization	(20,040)	(18,599)
Acquired above-market leases, net	21,133	21,187
Acquired in-place leases	407,543	406,146
Less accumulated amortization	(170,531)	(159,695)
Acquired in-place leases, net	237,012	246,451
Total intangible lease assets, net	$258,145	$267,638
Acquired below-market leases	$91,674	$94,513
Less accumulated amortization	(48,578)	(45,782)
Intangible lease liabilities, net	$43,096	$48,731
Leasing fees	$22,269	$21,781
Less accumulated amortization	(7,521)	(6,495)
Leasing fees, net	$14,748	$15,286
Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)	Financial Statement Presentation	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible		2025	2024	2025	2024
Acquired in-place leases and leasing fees	Depreciation and amortization	$8,220	$7,926	$26,984	$23,462
Above-market and below-market leases	Lease revenues, net	1,199	1,310	3,456	3,427
For the three and nine months ended September 30, 2025, amortization of all intangible assets and liabilities includes $0.3 million and $5.3 million, respectively, of accelerated amortization resulting from early lease terminations. There was no accelerated amortization for the three and nine months ended September 30, 2024.
Estimated future amortization of intangible assets and liabilities, and leasing fees at September 30, 2025 is as follows:

(in thousands)
Remainder of 2025	$6,771
2026	26,478
2027	24,839
2028	22,617
2029	21,017
Thereafter	128,074
$229,796

7. Unsecured Credit Agreements and Unsecured Notes
The following table summarizes the Company’s unsecured credit agreements and unsecured notes:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Unsecured revolving credit facility	$95,824	$93,014	Applicable reference rate + 0.85% (a)	Mar. 2029	(d)
Unsecured term loans:
2026 Unsecured Term Loan	—	400,000	one-month adjusted SOFR + 1.00% (b)	Feb. 2026	(e)
2027 Unsecured Term Loan	200,000	200,000	daily simple adjusted SOFR + 0.95% (c)	Aug. 2027
2028 Unsecured Term Loan	500,000	—	one-month adjusted SOFR + 0.95% (b)	Mar. 2028	(f)
2029 Unsecured Term Loan	300,000	300,000	daily simple adjusted SOFR + 1.25% (c)	Aug. 2029
Total unsecured term loans	1,000,000	900,000
Unamortized debt issuance costs, net	(5,450)	(2,799)
Total unsecured term loans, net	994,550	897,201
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	—	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000	850,000
Unamortized debt issuance costs and original issuance discounts, net	(9,685)	(3,936)
Total senior unsecured notes, net	1,190,315	846,064
Total unsecured debt, net	$2,280,689	$1,836,279
(a)At September 30, 2025 and December 31, 2024, a balance of $24.0 million and $23.5 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $71.8 million United States Dollars (“USD”) and $69.5 million USD, at September 30, 2025 and December 31, 2024, respectively, and was subject to daily simple CORRA of 2.56% and 3.32% at September 30, 2025 and December 31, 2024, respectively.
(b)At September 30, 2025 and December 31, 2024, one-month SOFR was 4.13% and 4.33%, respectively.
(c)At September 30, 2025 and December 31, 2024, overnight SOFR was 4.24% and 4.49%, respectively.
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
At September 30, 2025, the weighted average interest rate on all outstanding borrowings was 4.72% exclusive of interest rate swap agreements, and 4.09% inclusive of interest rate swap agreements.
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of September 30, 2025, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.
On September 26, 2025, the Company completed a public offering of $350.0 million 5.00% senior unsecured notes due in 2032 (the "2032 Senior Unsecured Public Notes"), issued at 99.151% of the principal amount. The 2032 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of November 1, 2032, unless earlier redeemed. The 2032 Senior Unsecured Public Notes can be redeemed by the Company at par within two months of the maturity date, or the Company can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 basis points. The proceeds were used to repay borrowings on the unsecured revolving credit facility, to fund investments in real estate, and for general corporate purposes.

On February 28, 2025, the Company amended and restated the $1.0 billion unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, to extend the maturity date of the unsecured revolving credit facility to March 31, 2029, and entered into a $500.0 million term loan agreement maturing on March 31, 2028 (the “2028 Unsecured Term Loan”). The Company borrowed $400.0 million of the available borrowings on the closing date and the remaining $100.0 million was funded during May 2025. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to adjusted SOFR plus a margin based on the Company’s credit rating, ranging between 0.800% and 1.600% per annum. Based on the Company’s current credit rating, the applicable margin was 0.950% as of September 30, 2025. Proceeds from the loan were used to repay the $400.0 million 2026 Unsecured Term Loan in full and repay a portion of the unsecured revolving credit facility. The amended and restated agreement includes an accordion feature to increase the aggregate facility size from $1.5 billion to $2.5 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. All remaining terms of the unsecured revolving credit facility remained the same.
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
For the three and nine months ended September 30, 2025, the Company incurred $6.3 million and $18.6 million, respectively, in debt issuance costs associated with the amended and restated unsecured credit agreement and 2032 Senior Unsecured Public Notes, which have been deferred and are being amortized over the term of the associated debt. The Company did not incur debt issuance costs during the three and nine months ended September 30, 2024.
Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Debt issuance costs and original issuance discount amortization	$1,358	$983	$3,923	$2,949
8. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination Date	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Lender
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$41,762	$42,838	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	—	18,283	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,443	15,792	(b) (c)
Total mortgages				57,205	76,913
Debt issuance costs, net				(37)	(67)
Mortgages, net				$57,168	$76,846
(a)Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)Debt secured by related rental property and lease rents.
(c)Debt secured by guaranty of the OP.
(d)Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
At September 30, 2025, investment in rental property with a net book value of $81.4 million was pledged as collateral against the Company’s mortgages.

Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at September 30, 2025 are as follows:

(in thousands)
Remainder of 2025	$489
2026	16,843
2027	351,596
2028	763,277
2029	395,824
Thereafter	825,000
$2,353,029
Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps
In connection with the issuance of the 2032 Senior Unsecured Public Notes in September 2025 and repayment of outstanding borrowings of variable rate debt indexed to the daily simple SOFR rate (see Note 7), the Company terminated interest rate swap agreements with an aggregate termination value of $6.7 million. The Company determined it is not probable the hedged forecasted transactions will occur during the original periods, and therefore the $6.1 million of accumulated losses held in Other comprehensive income (loss) were reclassified to interest expense during the three and nine months ended September 30, 2025. Additionally, in September 2025, the Company entered into interest rate swap agreements indexed to the 7-year U.S. Treasury for an aggregate notional amount of $300.0 million in connection with the issuance of the 2032 Senior Unsecured Public Notes. These interest rate swaps were terminated upon issuance of the 2032 Senior Unsecured Public Notes. The Company determined it is probable the hedged forecasted transaction will occur during the original periods, and therefore will amortize $0.6 million of accumulated losses held in Other comprehensive income (loss) over the original term of the swap agreement, which ends in August 2032.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				September 30, 2025			December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Effective Swaps: (a)
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	$—		$—	$25,000		$2
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	—		—	25,000		137
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	—		—	25,000		250
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	—		—	25,000		290
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	25,000		112	25,000		471
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		140	25,000		569
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		211	40,000		860
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		182	35,000		743
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		139	25,000		567
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		97	15,000		280
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		651	35,000		1,454
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		158	10,000		346
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		500	25,000		1,030
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,365	(b)	29	13,903	(b)	166
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		305	25,000		757
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		585	25,000		1,230
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		583	25,000		1,227
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		1,754	75,000		3,693
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,146	25,000		2,024
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,128	25,000		1,999
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,200	25,000		2,085
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,200	25,000		2,087
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		2,576	100,000		5,799
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,180	45,000		2,642
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		355	15,000		835
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		2,585	100,000		5,820
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		1,887	25,000		2,894
Bank of Montreal	March 2030	3.80%	daily simple SOFR	—	(e)	—	80,000		541
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	—	(e)	—	50,000		371
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	—	(e)	—	70,000		666
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	—	(e)	—	55,000		508
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	—	(e)	—	50,000		512
Regions Bank	September 2030	3.69%	daily simple SOFR	—	(e)	—	15,000		159
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	—	(e)	—	15,000		159
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,365	(b)	185	13,903	(b)	358
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,365	(b)	181	13,903	(b)	354
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	28,730	(c)	521	27,805	(c)	846
				841,825		19,590	1,274,514		44,731
Forward Starting Swaps: (a) (d)
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		(1,110)	70,000		846
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		(884)	55,000		643
				125,000		(1,994)	125,000		1,489
Total Swaps				$966,825		$17,596	$1,399,514		$46,220
(a)The classification between “effective” and “forward starting” swaps is determined as of the most recent period presented.
(b)The contractual notional amount is $20.0 million CAD.
(c)The contractual notional amount is $40.0 million CAD.
(d)Forward starting swaps have effective dates that are five years prior to each respective maturity date.
(e)Interest rate swap was terminated in September 2025.

At September 30, 2025, the weighted average interest rate on all outstanding borrowings was 4.09%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.30%.
The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of (Loss) Gain
For the Three Months Ended September 30,
2025	$4,981	Interest expense	$(1,419)	$28,230
2024	41,682	Interest expense	7,628	18,178

	Amount of Loss Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain
For the Nine Months Ended September 30,
2025	$35,336	Interest expense	$8,051	$69,416
2024	31,334	Interest expense	22,795	54,512
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $8.5 million.
10. Non-Controlling Interests
The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
OP Units exchanged for shares of common stock	86	46	330	173
Value of units exchanged	$1,329	$744	$5,211	$2,812
11. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2025. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.
For the nine months ended September 30, 2025 and 2024, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

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
During 2024, the Company entered into forward sale agreements to sell an aggregate of 2,187,700 shares of common stock under the 2024 ATM Program at a weighted-average share price of $18.29, subject to certain adjustments. The Company expects to settle the outstanding shares of common stock in the fourth quarter of 2025 for expected net proceeds of approximately $37.3 million. As of September 30, 2025, the Company has not settled any of the outstanding shares of these forward sales agreements. There was no ATM Program activity during the nine months ended September 30, 2024. After considering the shares sold subject to forward sale agreements, the Company has $360.0 million of capacity remaining under the ATM Program as of September 30, 2025.
Stock Repurchase Program
The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 11, 2025, the Company’s Board of Directors re-authorized the Repurchase Program for a 12-month period ending on March 14, 2026. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the 12-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the nine months ended September 30, 2025 and 2024, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation
Restricted Stock Awards
During the three and nine months ended September 30, 2025, the Company awarded 1,180 and 317,156 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. During the three and nine months ended September 30, 2024, the Company awarded 564 and 833,571 shares of RSAs, respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The Company’s outstanding RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three and nine months ended September 30, 2025, were $16.24 and $16.75, respectively, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value of awards granted per share during the three and nine months ended September 30, 2024, were $17.41 and $14.77, respectively.
The following table presents information about the Company’s RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Compensation cost	$1,466	$1,225	$4,268	$3,614
Dividends declared on unvested RSAs	311	284	934	879
Fair value of shares vested during the period	—	—	3,779	3,969
As of September 30, 2025, there was $12.1 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.9 years.
The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended September 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,071	$15.69	1,036	$15.51
Granted	1	16.24	1	17.41
Vested	—	—	—	—
Forfeited	(1)	16.85	(57)	15.40
Unvested at end of period	1,071	15.69	980	15.51

	For the Nine Months Ended September 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	989	$15.51	492	$18.63
Granted	317	16.75	834	14.77
Vested	(227)	16.36	(259)	18.70
Forfeited	(8)	16.60	(87)	16.55
Unvested at end of period	1,071	15.69	980	15.51

Performance-based Restricted Stock Units
During the nine months ended September 30, 2025 and 2024, the Company issued target grants of 246,967 and 202,308 of performance-based restricted stock units (“PRSUs”), respectively, under the Company’s equity incentive plan to the officers of the Company. During the three months ended September 30, 2025 and 2024, there were no PRSUs issued. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the nine months ended September 30, 2025 and 2024 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.
The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Compensation cost	$1,022	$604	$2,838	$1,763
As of September 30, 2025, there was $6.2 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.0 years.
The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended September 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	606	$20.13	446	$20.89
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	(14)	20.56
Unvested at end of period	606	20.13	432	20.90

	For the Nine Months Ended September 30,
	2025		2024
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	433	$20.90	351	$24.90
Granted	247	21.12	202	15.84
Vested	(74)	27.93	(88)	24.40
Forfeited	—	—	(33)	23.18
Unvested at end of period	606	20.13	432	20.90

14. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$26,466	$35,608	$63,369	$136,051
Less: earnings allocated to unvested restricted shares	(311)	(284)	(931)	(879)
Net earnings used to compute basic earnings per common share	$26,155	$35,324	$62,438	$135,172

Diluted earnings:
Net earnings used to compute basic earnings per common share	$26,155	$35,324	$62,438	$135,172
Add: net earnings attributable to OP Unit holders	1,146	1,660	2,739	6,331
Net earnings used to compute diluted earnings per common share	$27,301	$36,984	$65,177	$141,503

Weighted average number of common shares outstanding	189,170	188,521	189,056	188,315
Less: weighted average unvested restricted shares (a)	(1,071)	(1,025)	(1,054)	(907)
Weighted average number of common shares outstanding used in basic earnings per common share	188,099	187,496	188,002	187,408
Add: effects of restricted stock units (b)	1,171	649	1,066	572
Add: effects of convertible OP Units (c)	8,362	8,787	8,408	8,819
Weighted average number of common shares outstanding used in diluted earnings per common share	197,632	196,932	197,476	196,799

Basic earnings per share	$0.14	$0.19	$0.33	$0.72
Diluted earnings per share	$0.14	$0.19	$0.33	$0.72
(a)Represents the weighted average effects of 1,070,775 and 979,140 unvested restricted shares of common stock as of September 30, 2025 and 2024, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)Represents the weighted average effects of 8,315,458 and 8,754,702 OP Units outstanding at September 30, 2025 and 2024, respectively.
15. Supplemental Cash Flow Disclosures
The following table summarizes the Company’s supplemental cash flow information:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$58,518	$51,220
Cash paid for income taxes	1,059	204
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	5,211	2,811
Dividends declared not yet paid	58,665	58,163
Reclassifications from Property under development to Buildings and improvements upon substantial completion of development properties	2,612	184,676
Reclassification of operating lease to sales-type lease	14,408	—
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
As of September 30, 2025, the Company has commitments to fund eight build-to-suit transactions with remaining obligations of $235.8 million expected to fund in multiple draws through October 2026, using a combination of available cash on hand and revolving credit facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between October 2025 and October 2026.
The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2025, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.
Obligations Under Operating and Finance Leases
As described in Note 2, the Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as ground leases. The Company’s obligations under leases primarily consist of a lease for the Company’s corporate office space, which expires in October 2033 and was determined to be an operating lease. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability. The remaining lease obligations primarily consist of ground leases that, in accordance with the terms of our leases, are typically required to be reimbursed by our tenants. The Company remains primarily responsible for ground leases in the event a tenant is unable to pay. The weighted average discount rate on our operating and finance leases is 8.4%. The weighted average years remaining on our operating and finance lease liabilities is 27.2 years.

The following table summarizes the total lease costs associated with operating and finance leases:

(in thousands)	Financial Statement Presentation	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Operating lease costs:
Office leases	General and administrative	$215	$254	$755	$758
Ground leases	Property and operating expense	40	33	106	108
Ground leases - development properties	Property under development	55	—	166	—
Variable lease costs - ground leases	Property and operating expense	17	16	54	44
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	14	—	36	—
Interest expense on lease liabilities	Interest expense	68	—	180	—
Total lease cost		$409	$303	$1,297	$910
The following table summarizes payments associated with obligations under operating and finance leases reported as Net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Operating lease payments	$1,054	$733
Financing lease payments	145	—
Total	$1,199	$733
At September 30, 2025, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2025	$326	$54
2026	1,306	218
2027	1,251	218
2028	1,134	218
2029	1,174	238
Thereafter	15,834	18,306
Total undiscounted lease payments	21,025	19,252
Present value adjustment for remaining lease payments	(11,290)	(16,537)
Total lease liability	$9,735	$2,715
17. Subsequent Events
On October 15, 2025, the Company paid distributions totaling $57.3 million.
On October 23, 2025, the Board of Directors declared a quarterly distribution of $0.29 per share on the Company’s common stock and OP Units for the fourth quarter of 2025, which will be payable on or before January 15, 2026 to stockholders and OP Unit holders of record as of December 31, 2025.
Subsequent to September 30, 2025, the Company borrowed $103.0 million, and paid down $24.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.
Subsequent to September 30, 2025, the Company acquired $100.2 million in two rental properties (see Note 3), and invested $19.4 million in 7 build-to-suit developments.

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
Overview
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of September 30, 2025, our portfolio includes 759 properties, with 752 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
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
-Diversified Portfolio. As of September 30, 2025, our portfolio comprised approximately 40.7 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 9.2% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 204 different commercial tenants who operate 195 distinct brands that are diversified across 56 varying industries, with no single tenant accounting for more than 3.9% of our ABR.
-Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2025, our portfolio was approximately 99.5% leased with an ABR weighted average remaining lease term of approximately 9.5 years, excluding renewal options.
-Standard Contractual Base Rent Escalation. Approximately 97.5% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.0%.
-Extensive Tenant Financial Reporting. Approximately 96.6% of our tenants, based on ABR, provide financial reporting, of which 82.0% are required to provide us with specified financial information on a periodic basis, and an additional 14.6% of our tenants report financial statements publicly, either through SEC filings or otherwise.
Current Macroeconomic Conditions and Strategic Priorities
Throughout 2023 and 2024, challenging macroeconomic conditions directly impacted the broader commercial real estate market and, in particular, the net lease real estate market. During that period, interest rates rose steadily, resulting in a challenging lending environment and a material increase in the cost of capital for commercial real estate buyers and lenders. The increase in interest rates accelerated at a more aggressive pace than commercial real estate capitalization rates, thereby compressing earnings on new investments. Market expectations about expansionary monetary policy resulted in net lease real estate sellers maintaining higher pricing expectations, which ultimately led to a significant decrease in transaction volumes. These challenging macroeconomic conditions have limited, and may continue to limit, the ability of commercial real estate owners, including us, to complete real estate acquisitions at volume and accretion levels consistent with years prior to this environment, resulting in lower earnings growth rates compared to historical periods. Notwithstanding the challenging macroeconomic conditions, we believe that our portfolio performance and strong liquidity profile position our Company well for future opportunities. We expect to achieve growth in revenues and earnings through our four building blocks, including embedded same store net operating income growth, revenue generating capital expenditures with existing tenants, build-to-suit developments, and a diversified acquisition pipeline.

Diversified Investment Activity
During the three months ended September 30, 2025, our investment activity consisted of the following:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	September 30, 2025
Acquisitions:
Acquisition price	$139,462	$54,722	$59,004	$253,188
Initial cash capitalization rate	7.1%	7.1%	7.2%	7.1%
Straight-line yield	8.1%	8.2%	8.3%	8.2%
Weighted average lease term (years)	12.0	10.7	13.6	12.1
Weighted average annual rent increase	2.4%	3.0%	2.6%	2.6%

Build-to-suit developments:
Investments	$40,999	$63,295	$26,494	$130,788

Revenue generating capital expenditures:
Investments	$5,507	$—	$2,835	$8,342
Initial cash capitalization rate	8.5%	—%	8.0%	8.3%
Weighted average lease term (years)	16.7	—	17.7	17.0
Weighted average annual rent increase	2.0%	—%	1.7%	1.9%

Transitional Capital:
Investments	$17,920	$22,781	$—	$40,701
Cash capitalization rate	7.8%	7.8%	—%	7.8%

Total investments	$203,894	$140,798	$88,333	$433,025
Total initial cash capitalization rate (a)	7.1%	7.1%	7.2%	7.1%
Total weighted average lease term (years) (a)	12.2	10.7	13.8	12.3
Total weighted average annual rent increase (a)	2.4%	3.0%	2.5%	2.5%
(a)Transitional capital, which represents a contractual yield on invested capital, and build-to-suit developments, which do not generate revenue during construction, are excluded from the calculations of total cash capitalization, weighted average lease terms, and weighted average rent increases.

Build-to-Suit Development Projects
The following table summarizes the Company’s in-process and stabilized developments as of September 30, 2025:

Property	Projected Rentable Square Feet	Start Date (b)	Target Stabilization Date/Stabilized Date (c)	Lease Term (Years)	Annual Rent Escalations	Estimated Total Project Investment (d)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (e)	Estimated Straight-line Yield
In-process retail:
7 Brew (Jacksonville - FL)	1	Jun. 2025	Oct. 2025	15.0	1.9%	$2,008	$1,411	$597	8.0%	8.8%
Sprouts (Bedford, TX)	22	Jul. 2025	Aug. 2026	15.0	0.9%	$9,533	$—	$9,533	7.2%	7.7%
In-process industrial:
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Nov. 2025	15.0	3.0%	58,563	44,584	13,979	7.5%	9.3%
Sierra Nevada (Dayton - OH)	122	Oct. 2024	Mar. 2026	15.0	3.0%	55,525	27,652	27,873	7.7%	9.6%
Southwire (Bremen - GA)	1,178	Dec. 2024	Oct. 2026	10.0	2.8%	115,411	22,200	93,211	7.8%	8.8%
Fiat Chrysler Automobile (Forsyth - GA)	422	Apr. 2025	Aug. 2026	15.0	2.8%	78,242	19,635	58,607	6.9%	8.4%
AGCO (Vasaila - CA)	115	Jun. 2025	Aug. 2026	12.0	3.5%	19,523	14,314	5,209	7.0%	8.5%
Palmer Logistics (Midlothian, TX) (f)	270	Jul. 2025	Jul. 2026	12.3	3.5%	32,063	5,260	26,803	7.6%	9.2%

Total / weighted average	2,252			13.1	2.9%	370,868	135,056	235,812	7.5%	8.9%
Stabilized industrial:
UNFI (Sarasota - FL)	1,016	May 2023	Stabilized - Sep. 2024	15.0	2.5%	200,958	200,958	—	7.2%	8.6%
Stabilized retail:
7 Brew (High Point - NC)	1	Dec. 2024	Stabilized - Jun. 2025	15.0	1.9%	1,975	1,975	—	8.0%	8.8%
7 Brew (Charleston - SC)	1	Feb. 2025	Stabilized - May 2025	15.0	1.9%	1,729	1,729	—	7.9%	8.8%

Total / weighted average	3,270			13.7	2.7%	$575,530	$339,718	$235,812	7.4%	8.8%
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
(f)Development represents our common and preferred equity investments in a consolidated joint venture, and exclude amounts attributed to non-controlling interest holders.

Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2025. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $412.9 million as of September 30, 2025.
Diversification by Property Type

$412.9 M
Annualized
Base Rent

Industrial	**61.2%**
Distribution & Warehouse	20.8%
Manufacturing	17.2%
Food Processing	12.3%
Flex and R&D	5.3%
Industrial Services	3.1%
Cold Storage	2.5%
Retail	**30.6%**
General Merchandise	7.8%
Quick Service Restaurants	6.7%
Casual Dining	6.5%
Automotive	2.8%
Animal Services	2.8%
Home Furnishings	1.8%
Healthcare Services	1.5%
Education	0.7%
Other	**8.2%**
Office	5.8%
Clinical & Surgical	2.4%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	53	$85,810	20.8%	12,057	29.7%
Manufacturing	79	71,030	17.2%	12,270	30.2%
Food Processing	34	50,722	12.3%	5,736	14.1%
Flex and R&D	10	22,059	5.3%	1,589	3.9%
Industrial Services	21	13,000	3.1%	528	1.3%
Cold Storage	3	10,266	2.5%	723	1.8%
In-process Developments	6	—	—	—	—%
Untenanted	1	—	—	178	0.4%
Industrial Total	207	252,887	61.2%	33,081	81.4%
Retail
General Merchandise	145	32,572	7.8%	2,452	6.0%
Quick Service Restaurants	153	27,498	6.7%	515	1.3%
Casual Dining	95	26,731	6.5%	637	1.6%
Automotive	64	11,571	2.8%	760	1.9%
Animal Services	27	11,492	2.8%	421	1.0%
Home Furnishings	13	7,476	1.8%	797	2.0%
Healthcare Services	18	6,071	1.5%	220	0.5%
Education	4	2,952	0.7%	118	0.3%
In-process Developments	2	—	—	—	—
Untenanted	2	—	—%	14	—%
Retail Total	523	126,363	30.6%	5,934	14.6%
Other
Office	14	23,967	5.8%	1,311	3.2%
Clinical & Surgical	15	9,727	2.4%	327	0.8%
Other Total	29	33,694	8.2%	1,638	4.0%
Total	759	$412,944	100.0%	40,653	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,236	3.9%	2,250	5.5%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,386	3.5%	1,016	2.6%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,852	2.4%	2,284	5.6%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	8,116	2.0%	1,599	4.0%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,605	1.8%	147	0.4%
Dollar General Corporation	General Merchandise	64	6,606	1.6%	609	1.5%
Tractor Supply Company	General Merchandise	23	6,525	1.6%	462	1.1%
J. Alexander's, LLC*	Hotels, Restaurants & Leisure	16	6,301	1.5%	132	0.3%
Salm Partners, LLC*	Food Processing	2	6,276	1.5%	426	1.0%
Nestle’ Dreyer's Ice Cream Company	Cold Storage	2	6,259	1.5%	503	1.2%
Total Top 10 Tenants		177	88,162	21.3%	9,428	23.2%

Hensley & Company*	Distribution & Warehouse	3	6,231	1.5%	577	1.4%
BluePearl Holdings, LLC**	Animal Services	13	5,905	1.4%	159	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,900	1.4%	417	1.0%
Owens & Minor	Distribution & Warehouse	2	5,785	1.4%	523	1.3%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,674	1.4%	147	0.4%
Outback Steakhouse of Florida LLC*(a)	Casual Dining	22	5,544	1.3%	140	0.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,538	1.3%	156	0.4%
Big Tex Trailer Manufacturing Inc.*	Automotive/Distribution & Warehouse/Manufacturing/Office	17	5,259	1.3%	1,302	3.2%
Jelly Belly Candy Company	Distribution & Warehouse/Food Processing/General Merchandise	5	4,790	1.2%	575	1.4%
Carvana, LLC	Industrial Services	2	4,755	1.2%	230	0.6%
Total Top 20 Tenants		287	$143,543	34.7%	13,654	33.6%
(a)Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*Subject to a master lease.
**Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Restaurants	252	$55,071	13.3%	1,195	2.9%
Packaged Foods & Meats	36	51,452	12.5%	5,873	14.4%
Food Distributors	7	28,049	6.8%	2,534	6.2%
Distributors	28	21,936	5.3%	3,357	8.3%
Healthcare Facilities	42	21,220	5.1%	748	1.8%
Specialty Stores	39	21,207	5.1%	1,845	4.5%
Auto Parts & Equipment	38	19,003	4.6%	2,971	7.3%
Home Furnishing Retail	17	12,370	3.0%	1,692	4.2%
Healthcare Services	18	12,175	2.9%	663	1.6%
Specialized Consumer Services	45	11,698	2.8%	712	1.8%
Metal & Glass Containers	8	10,933	2.6%	2,206	5.4%
General Merchandise Stores	100	10,437	2.5%	928	2.3%
Industrial Machinery	19	9,932	2.4%	1,901	4.7%
Forest Products	8	9,852	2.4%	2,284	5.6%
Electronic Components	2	6,765	1.6%	466	1.1%
Other (41 industries)	97	110,844	27.1%	11,086	27.4%
Untenanted properties	3	—	—	192	0.5%
Total	759	$412,944	100.0%	40,653	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–10%

TOTAL PROPERTIES: 759   TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	66	$37,820	9.2%	3,562	8.8%	SD	2	$4,524	1.1%	340	0.8%
MI	51	36,592	8.9%	4,009	9.9%	MS	12	4,160	1.0%	607	1.5%
FL	29	26,212	6.3%	1,643	4.0%	LA	5	3,833	0.9%	211	0.5%
IL	29	23,097	5.6%	2,364	5.8%	NE	6	3,438	0.8%	492	1.2%
CA	16	22,586	5.5%	2,215	5.5%	SC	13	3,379	0.8%	304	0.7%
MN	21	20,164	4.9%	3,051	7.5%	WA	14	3,349	0.8%	148	0.4%
WI	23	18,744	4.5%	1,909	4.7%	IA	4	2,922	0.7%	622	1.5%
OH	49	16,891	4.1%	1,584	3.9%	NM	9	2,795	0.7%	107	0.3%
TN	48	15,383	3.7%	1,083	2.7%	UT	3	2,768	0.7%	280	0.7%
IN	27	14,343	3.5%	1,687	4.1%	CO	4	2,612	0.6%	126	0.3%
PA	23	13,029	3.2%	2,169	5.3%	MD	3	2,155	0.5%	205	0.5%
AL	53	12,981	3.1%	949	2.3%	CT	2	1,938	0.5%	55	0.1%
GA	35	12,173	2.9%	1,576	3.9%	MT	7	1,728	0.4%	43	0.1%
NC	26	9,963	2.4%	961	2.4%	DE	4	1,175	0.3%	133	0.3%
KY	23	9,296	2.3%	927	2.3%	ND	2	1,073	0.3%	24	0.1%
MO	19	9,076	2.2%	1,260	3.1%	VT	2	439	0.1%	24	0.1%
WV	18	8,982	2.2%	1,232	3.0%	WY	1	338	0.1%	21	0.1%
AZ	7	8,956	2.2%	747	1.8%	NV	1	277	0.1%	6	0.0%
OK	25	8,704	2.1%	1,006	2.5%	OR	1	136	0.0%	9	0.0%
AR	10	7,589	1.8%	340	0.8%	Total U.S.	752	$404,890	98.0%	40,224	98.9%
NY	28	7,410	1.8%	562	1.4%	BC	2	$4,698	1.1%	253	0.6%
MA	3	6,332	1.5%	444	1.1%	ON	3	2,049	0.6%	101	0.3%
KS	10	5,318	1.3%	643	1.6%	AB	1	963	0.2%	50	0.1%
NJ	3	5,137	1.2%	366	0.9%	MB	1	344	0.1%	25	0.1%
VA	15	5,073	1.2%	178	0.4%	Total Canada	7	$8,054	2.0%	429	1.1%
						Grand Total	759	$412,944	100.0%	40,653	100.0%

Our Leases
The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2025.
The following table presents certain information based on lease expirations by year:

Expiration Year	# of Properties	# of Leases	ABR ('000s)	ABR as a % of Total Portfolio	Square Feet ('000s)	SF as a % of Total Portfolio
2025	1	1	$1,737	0.4%	99	0.2%
2026	23	24	12,207	3.0%	913	2.2%
2027	28	30	26,256	6.4%	2,257	5.6%
2028	28	28	20,043	4.9%	1,793	4.4%
2029	60	35	18,473	4.5%	2,587	6.4%
2030	99	62	51,403	12.4%	4,806	11.8%
2031	32	27	8,496	2.1%	854	2.1%
2032	61	46	32,877	8.0%	3,481	8.6%
2033	50	24	19,778	4.8%	1,495	3.7%
2034	38	27	14,654	3.5%	1,245	3.1%
2035	23	18	18,103	4.4%	2,314	5.7%
2036	88	23	31,554	7.6%	3,158	7.8%
2037	22	12	29,233	7.1%	2,777	6.8%
2038	35	34	12,819	3.1%	1,212	3.0%
2039	15	11	22,741	5.5%	1,805	4.4%
2040	32	10	8,778	2.1%	359	0.9%
2041	39	8	17,018	4.1%	1,367	3.4%
2042	58	13	45,099	10.9%	4,803	11.8%
2043	3	2	8,050	1.9%	517	1.3%
2044	3	3	1,660	0.4%	103	0.3%
Thereafter	10	3	11,965	2.9%	2,516	6.0%
Total leased properties	748	441	412,944	100.0%	40,461	99.5%
In-process developments	8	8	—	—	—	—
Untenanted properties	3	3	—	—	192	0.5%
Total properties	759	452	$412,944	100.0%	40,653	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2025, leases contributing 97.5% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.0% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of September 30, 2025 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	79.8%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	2.9%
Every 4 years	1.0%	2.4%
Every 5 years	8.3%	1.6%
Every 6 years	0.1%	1.7%
Other escalation frequencies	6.0%	1.5%
Flat (b)	2.5%	—%
Total/ABR Weighted Average	100.0%	2.0%
(a)Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of September 30, 2025, leases contributing 4.7% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)Generally associated with investment grade retail tenants.
The escalation provisions of our leases (by percentage of ABR) as of September 30, 2025, are displayed in the following chart:

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
The following table presents our transitional capital investments at September 30, 2025:

September 30, 2025
Transitional Capital:
Retail Center - St. Louis, MO
Type	Preferred Equity
Investment (’000s) (a)	$52,790
Stabilized cash capitalization rate (b)	8.0%
Annualized initial cash NOI yield	7.6%
Remaining term (years) (c)	1.8
Underlying property metrics
Number of retail spaces	28
Rentable square footage (“SF”) (’000s)	332
Weighted average remaining lease term (years)	5.8
Occupancy rate (based on SF) (d)	95.2%
Quarterly rent collection	100.0%
Industrial Park - Olyphant, PA
Type	Preferred Equity
Investment (’000s) (e)	$22,287
Stabilized cash capitalization rate (b)	7.8%
Annualized initial cash NOI yield	—%
Remaining term (years) (f)	2.8
Industrial Park - Olyphant, PA
Type	Preferred Equity
Investment (’000s) (e)	$17,830
Stabilized cash capitalization rate (b)	7.8%
Annualized initial cash NOI yield	—%
Remaining term (years) (f)	2.8

(a)Agreement includes an additional $7.8 million commitment of preferred capital. The remaining commitment at September 30, 2025 is $7.2 million.
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

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Lease revenues, net

(in thousands)	For the Three Months Ended
	September 30, 2025	June 30, 2025	Increase/(Decrease)
			$	%
Contractual rental amounts billed for operating leases	$102,270	$101,014	$1,256	1.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,134	5,753	(619)	(10.8)%
Net write-offs of accrued rental income	(755)	—	(755)	100.0%
Variable rental amounts earned	732	718	14	1.9%
Earned income from direct financing leases	675	679	(4)	(0.6)%
Interest income from sales-type leases	326	14	312	> 100%
Operating expenses billed to tenants	5,752	4,795	957	20.0%
Other income from real estate transactions	43	63	(20)	(31.7)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(10)	(50)	40	80.0%
Total lease revenues, net	$114,167	$112,986	$1,181	1.0%
The increase in lease revenues, net, was primarily attributable to increase in rents related to real property acquisitions and investments in revenue generating capital expenditures during the three months ended September 30, 2025, partially offset by dispositions. We closed on $145.0 million of acquisitions and revenue generating capital expenditures at a weighted average cash capitalization rate of 7.1%, and completed dispositions of $38.7 million at a weighted average cash capitalization rate of 7.0% during the three months ended September 30, 2025.
Operating expenses

	For the Three Months Ended
	September 30, 2025	June 30, 2025	Increase/(Decrease)
(in thousands)			$	%
Operating expenses
Depreciation and amortization	$40,246	$42,575	$(2,329)	(5.5)%
Property and operating expense	6,198	5,003	1,195	23.9%
General and administrative	9,974	9,571	403	4.2%
Provision for impairment of investment in rental properties	6,999	11,939	(4,940)	(41.4)%
Total operating expenses	$63,417	$69,088	$(5,671)	(8.2)%
Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2025 was primarily due to $4.7 million of accelerated amortization of intangible lease assets resulting from an early lease termination during the three months ended June 30, 2025 that did not reoccur during the three months ended September 30, 2025.

Property and operating expense
The increase in property and operating expense during the three months ended September 30, 2025 is primarily related to an increase in reimbursable expenses that are billed to tenants.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
(in thousands, except number of properties)	September 30, 2025	June 30, 2025
Number of properties	7	8
Carrying value prior to impairment charge	$33,533	$32,607
Fair value	26,534	20,668
Impairment charge	$6,999	$11,939
During the three months ended September 30, 2025, we recognized $7.0 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

(in thousands)	For the Three Months Ended		Increase/(Decrease)
	September 30, 2025	June 30, 2025
			$	%
Other income (expenses)
Interest income	$182	$122	$60	49.2%
Interest expense	(28,230)	(21,112)	$7,118	33.7%
Gain on sale of real estate	3,259	566	$2,693	>100%
Income taxes	(208)	(199)	$9	4.5%
Other income (expenses)	1,312	(3,445)	$(4,757)	> 100.0%
Interest expense
The increase in interest expense for the three months ended September 30, 2025 is primarily due to the termination of interest rate swap agreements with an aggregate termination value of $6.7 million, resulting in $6.1 million of accumulated losses held in Other comprehensive income (loss) to be reclassified to interest expense.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2025, we recognized a gain of $3.3 million on the sale of 12 properties, compared to a gain of $0.6 million on the sale of eight properties during the three months ended June 30, 2025.
Other (expenses) income
The increase in other (expenses) income during the three months ended September 30, 2025 was primarily due to a $1.3 million unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $3.4 million unrealized foreign exchange loss recognized during the three months ended June 30, 2025.

Net income and Net earnings per diluted share

	For the Three Months Ended		Increase/(Decrease)
	September 30, 2025	June 30, 2025
(in thousands, except per share data)			$	%
Net income	$27,065	$19,830	$7,235	36.5%
Net earnings per diluted share	0.14	0.10	0.04	40.0%

The increase in net income is primarily attributable to a $4.9 million decrease in the provision for impairment of investment in rental properties, a $4.8 million decrease in unrealized foreign exchange loss, a $2.3 million decrease in depreciation and amortization expense, and a $2.7 million gain on sale of real estate. This was partially offset by a $7.1 million increase in interest expense primarily related to termination of interest rate swap agreements.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Lease revenues, net

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands)	2025	2024	$	%
Contractual rental amounts billed for operating leases	$302,598	$289,881	$12,717	4.4%
Adjustment to recognize contractual operating lease billings on a straight-line basis	16,952	15,720	1,232	7.8%
Net write-offs of accrued rental income	(2,983)	(2,556)	(427)	(16.7)%
Variable rental amounts earned	2,130	1,901	229	12.0%
Earned income from direct financing leases	2,036	2,063	(27)	(1.3)%
Interest income from sales-type leases	354	43	311	>100%
Operating expenses billed to tenants	15,491	15,292	199	1.3%
Other income from real estate transactions	183	985	(802)	(81.4)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(917)	(3,659)	2,742	74.9%
Total lease revenues, net	$335,844	$319,670	$16,174	5.1%
The increase in lease revenues, net was primarily attributable to growth in our real estate portfolio. During the first three quarters of 2025, we had a total of $253.2 million of acquisitions at a cash capitalization rate of 7.1%, $8.3 million of revenue generating capital expenditures at a weighted average cash capitalization rate of 8.3%, as well as had a $201.0 million build-to-suit development reach stabilization at a cash capitalization rate of 7.2%. This stabilized investment activity is partially offset by 2025 disposition activity of $59.2 million at a weighted average cash capitalization rate of 7.7%. Additionally, the increase in lease revenues, net was partially due to a decrease in bad debt expense related to the sale of a healthcare asset and collection efforts on outstanding rent.
Operating expenses

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands)	2025	2024	$	%
Operating expenses
Depreciation and amortization	$122,318	$113,192	$9,126	8.1%
Property and operating expense	16,688	17,976	(1,288)	(7.2)%
General and administrative	29,216	28,058	1,158	4.1%
Provision for impairment of investment in rental properties	35,067	31,311	3,756	12.0%
Total operating expenses	$203,289	$190,537	$12,752	6.7%
Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2025 was primarily due to timing and amount of net investment activity during 2024 and during the first three quarters of 2025 compared to the first three quarters of 2024.

Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2025	2024
Number of properties	18	17
Carrying value prior to impairment charge	$104,759	$111,303
Fair value	69,693	79,992
Impairment charge	$35,067	$31,311
During the nine months ended September 30, 2025, we recognized $35.1 million of impairment primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties and primarily included a $14.6 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Property and operating expense
The decrease in property and operating expenses for the nine months ended September 30, 2025 was primarily due to a decrease in non-reimbursable expenses related to two properties that were re-leased and sold at the beginning of 2025, and end of 2024, respectively.
General and administrative
The increase in general and administrative expenses for the nine months ended September 30, 2025 was primarily due to an increase in stock based compensation expense of $1.7 million, partially offset by a decrease in corporate expenses compared to the nine months ended September 30, 2024.
Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Other income (expenses)
Interest income	$403	$952	$(549)	(57.7)%
Interest expense	(69,416)	(54,512)	$14,904	27.3%
Gain on sale of real estate	4,230	64,956	$(60,726)	(93.5)%
Income taxes	(763)	(649)	$114	17.6%
Other income (expenses)	(2,620)	1,502	$(4,122)	> 100.0%
Interest expense
The increase in interest expense for the nine months ended September 30, 2025 is primarily due to the termination of interest rate swap agreements with an aggregate termination value of $6.7 million, which resulted in $6.1 million of accumulated losses held in Other comprehensive income (loss) to Interest expense. Additionally, interest expense has partially increased due to an increase in total borrowings on our variable-rate Revolving Credit Facility and additional $100.0 million of term debt outstanding, the proceeds of which were used to fund acquisitions in the first three quarters of 2025.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the nine months ended September 30, 2025, we recognized a gain of $4.2 million on the sale of 23 properties, compared to a gain of $65.0 million on the sale of 46 properties during the nine months ended September 30, 2024.
Other (expenses) income
The increase in other (expenses) income during the nine months ended September 30, 2025 was primarily due to a $2.4 million foreign exchange loss recognized on the quarterly remeasurement of our $100 million Canadian Dollars (“CAD”)

Revolving Credit Facility borrowings, compared to a $1.5 million unrealized foreign exchange gain recognized during the nine months ended September 30, 2024.
Net income and Net earnings per diluted share

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands, except per share data)	2025	2024	$	%
Net income	$64,388	$141,382	$(76,994)	(54.5)%
Net earnings per diluted share	0.33	0.72	(0.39)	(54.2)%
The decrease in net income is primarily due to a decrease in the gain on sale of real estate of $60.7 million, an increase in interest expense of $14.9 million, and an increase in depreciation and amortization of $9.1 million. These are offset by an increase in net lease revenues of $16.2 million.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of September 30, 2025, we had total debt outstanding of $2.4 billion, Net Debt of $2.3 billion, Pro Forma Net Debt of $2.2 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 5.7x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.4x.
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

Short-term Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund build-to-suit developments, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from dispositions.
As detailed in the contractual obligations table below, we have approximately $332.7 million of expected obligations due throughout the remainder of 2025, consisting of $248.4 million of commitments to fund investments, $58.7 million of dividends declared, $24.8 million of projected interest expense, $0.5 million of mortgage payments and amortization, and $0.4 million of lessee obligations. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations, including interest, mortgage amortization, and lessee obligations. We expect to pay for commitments to fund investments and our dividends declared using our available cash on hand and borrowings from our Revolving Credit Facility. As of September 30, 2025, we have $904.2 million of available capacity under our Revolving Credit Facility.
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
Equity Capital Resources
Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. During the year ended December 31, 2024, in connection with forward sales agreements provided for under the ATM Program, we sold 2,187,700 shares of common stock at a weighted average price of $18.29 per share, subject to certain adjustments. We expect to settle the outstanding shares of these forward sale agreements in the fourth quarter of 2025. Our estimated net proceeds of these forward sale agreements, assuming physical settlement for cash as of September 30, 2025, is approximately $37.3 million. We have not settled any part of these forward sales agreements as of September 30, 2025. After considering the shares sold, we have $360.0 million of capacity remaining under the ATM Program as of September 30, 2025.
Our public offerings have been used to repay debt, fund acquisitions, and for other general corporate purposes.

Unsecured Indebtedness as of September 30, 2025
The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at September 30, 2025:

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$95,824	Applicable reference rate + 0.85% (a)	Mar. 2029 (d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple adjusted SOFR + 0.95% (b)	Aug. 2027
2028 Unsecured Term Loan	500,000	one-month adjusted SOFR + 0.95% (c)	Mar. 2028 (e)
2029 Unsecured Term Loan	300,000	daily simple adjusted SOFR + 1.25% (b)	Aug. 2029
Total unsecured term loans	1,000,000
Unamortized debt issuance costs, net	(5,450)
Total unsecured term loans, net	994,550
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000
Unamortized debt issuance costs and original issuance discount, net	(9,685)
Total senior unsecured notes, net	1,190,315
Total unsecured debt	$2,280,689
(a)At September 30, 2025, a balance of $24.0 million was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $71.8 million United States Dollars (“USD”), and was subject to daily simple CORRA of 2.56% at September 30, 2025.
(b)At September 30, 2025, overnight SOFR was 4.24%.
(c)At September 30, 2025, one-month SOFR was 4.13%.
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
On September 26, 2025, we completed a public offering of $350.0 million 5.00% senior unsecured notes due in 2032 (the "2032 Senior Unsecured Public Notes"), issued at 99.151% of the principal amount. The 2032 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of November 1, 2025, unless earlier redeemed. The 2032 Senior Unsecured Public Notes can be redeemed at par within two months of their respective maturities, or the Company can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 basis points. The proceeds were used to repay borrowings on the unsecured revolving credit facility, to fund investments in real estate, and for general corporate purposes.
On February 28, 2025, we amended and restated the Revolving Credit Facility, extending the maturity date to March 31, 2029, and increasing the accordion feature that increases the aggregate facility size from $1.5 billion to $2.5 billion. All remaining terms of the Revolving Credit Facility remained the same.
On February 28, 2025, we entered into a new unsecured term loan for $400.0 million that matures in March 2028 (the “2028 Unsecured Term Loan”), the proceeds of which were used to repay the $400.0 million 2026 Unsecured Term Loan. The 2028 Unsecured Term Loan allowed us to draw an additional $100.0 million, on May 28, 2025, the proceeds of which were used to repay a portion of the revolving credit facility. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to RFR plus a margin based on our credit rating, ranging between 0.800% and 1.600% per annum. Based on our current credit rating, the applicable margin was 0.950% as of September 30, 2025.

Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2025, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.
Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of September 30, 2025 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion of our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (c)	Dividends (d)	Commitments to Fund Investments (e)	Lessee Obligations (f)	Total
2025	$—	$488	$—		$—	$24,845	$58,665	$248,368	$380	$332,746
2026	—	16,843	—		—	97,406	—	155,672	1,523	271,444
2027	—	1,596	200,000		150,000	89,168	—	—	1,469	442,233
2028	—	38,278	500,000	(b)	225,000	55,382	—	—	1,352	820,012
2029	95,824	—	300,000		—	38,355	—	—	1,412	435,591
Thereafter	—	—	—		825,000	68,765	—	—	34,140	927,905
Total	$95,824	$57,205	$1,000,000		$1,200,000	$373,921	$58,665	$404,040	$40,276	$3,229,931
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
(c)Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2025. This amount includes the impact of interest rate swap agreements.
(d)Amounts include dividends declared as of September 30, 2025 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.
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
At September 30, 2025 investment in rental property with a net book value of $81.4 million was pledged as collateral against our mortgages.
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
We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of September 30, 2025, we had 26 effective and two forward-starting interest rate swaps with an aggregate notional amount of $966.8 million. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The forward-starting swap arrangements are effective during December 2025 and mature in 2030. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
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
Cash Flows
Cash and cash equivalents and restricted cash totaled $83.3 million and $11.2 million at September 30, 2025 and September 30, 2024, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$214,929	$212,342
Net cash used in investing activities	(390,647)	(87,041)
Net cash provided by (used in) financing activities	243,045	(134,715)
Net increase (decrease) in cash and cash equivalents and restricted cash	$67,327	$(9,414)
The increase in net cash provided by operating activities was primarily due to increased contractual rents related to rent escalations and growth in our real estate portfolio.
The increase in cash used in investing activities was primarily due to a decrease in disposition volume and proceeds and an increase in build-to-suit development investment, partially offset by a decrease in acquisition investment activity during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
The increase in net cash provided by financing activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, mainly reflects an increase in net proceeds from unsecured term loans and senior unsecured notes.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$27,065	$19,830	$64,388	$141,382
Real property depreciation and amortization	40,164	42,492	122,066	112,942
Gain on sale of real estate	(3,259)	(566)	(4,230)	(64,956)
Provision for impairment on investment in rental properties	6,999	11,939	35,067	31,311
FFO	$70,969	$73,695	$217,291	$220,679
Net write-offs of accrued rental income	755	3	2,987	2,556
Other non-core income from real estate transactions	(27)	(46)	(137)	(887)
Cost of debt extinguishment	—	—	166	—
Severance and employee transition costs	1	53	55	199
Other (income) expenses (a)	(1,312)	3,445	2,454	(1,502)
Core FFO	$70,386	$77,150	$222,816	$221,045
Straight-line rent adjustment	(4,960)	(5,586)	(16,452)	(15,341)
Adjustment to provision for credit losses	—	(13)	(13)	(17)
Amortization of debt issuance costs	1,357	1,328	3,922	2,949
Non-capitalized transaction costs	125	142	383	653
Realized gain or loss on interest rate swaps and other non-cash interest expense	6,116	7	6,126	216
Amortization of lease intangibles	(1,198)	(1,191)	(3,453)	(3,422)
Stock-based compensation	2,488	2,471	7,105	5,377
AFFO	$74,314	$74,308	$220,434	$211,460
(a)Amount includes $1.3 million and $(3.4) million of unrealized foreign exchange gain (loss) for the three months ended September 30, 2025 and June 30, 2025, respectively, and $(2.4) million and $1.5 million of unrealized foreign exchange (loss) gain for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Net income	$27,065	$19,830	$37,268
Depreciation and amortization	40,246	42,575	38,016
Interest expense	28,230	21,112	18,178
Income taxes	208	199	291
EBITDA	$95,749	$83,716	$93,753
Provision for impairment of investment in rental properties	6,999	11,939	1,059
Gain on sale of real estate	(3,259)	(566)	(2,441)
EBITDAre	$99,489	$95,089	$92,371
Adjustment for current quarter investment activity (a)	1,797	573	4,080
Adjustment for current quarter disposition activity (b)	(257)	(490)	(66)
Adjustment to exclude non-recurring and other expenses (c)	(177)	(332)	(201)
Adjustment to exclude net write-offs of accrued rental income	755	3	—
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(1,312)	3,445	942
Adjustment to exclude other income from real estate transactions	(43)	(46)	(887)
Adjusted EBITDAre	$100,252	$98,242	$96,239
Estimated revenues from developments (d)	2,544	1,629	—
Pro Forma Adjusted EBITDAre	$102,796	$99,871	$96,239
Annualized EBITDAre	$397,956	$380,356	$369,484
Annualized Adjusted EBITDAre	$401,008	$392,968	$384,956
Pro Forma Annualized Adjusted EBITDAre	$411,184	$399,484	$384,956
(a)Reflects an adjustment to give effect to all investments during the quarter, including developments that have reached rent commencement, as if they had been made as of the beginning of the quarter.
(b)Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)Amount includes less than $0.2 million of accelerated lease intangible amortization for the three months ended September 30, 2025. Amount includes less than $0.4 million of accelerated lease intangible amortization for the three months ended June 30, 2025. Amount includes $0.2 million of forfeited stock-based compensation expense for the three months ended September 30, 2024.
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

(in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Debt
Revolving Credit Facility	$95,824	$197,880	$125,482
Unsecured term loans, net	994,550	994,028	896,887
Senior unsecured notes, net	1,190,315	846,441	845,875
Mortgages, net	57,168	75,685	77,416
Debt issuance costs	15,171	9,578	7,314
Gross Debt	2,353,028	2,123,612	1,952,974
Cash and cash equivalents	(81,966)	(20,784)	(8,999)
Restricted cash	(1,354)	(1,192)	(2,219)
Net Debt	$2,269,708	$2,101,636	$1,941,756
Estimated net proceeds from forward equity agreements (a)	(37,257)	(37,722)	(38,983)
Pro Forma Net Debt	$2,232,451	$2,063,914	$1,902,773

Leverage Ratios:
Net Debt to Annualized EBITDAre	5.7x	5.5x	5.3x
Net Debt to Annualized Adjusted EBITDAre	5.7x	5.3x	5.0x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.4x	5.2x	4.9x
(a)Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in our 2024 Annual Report on Form 10-K.
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
Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.1 billion and $2.1 billion, respectively, as of September 30, 2025, of which $0.8 billion was swapped to a fixed rate by our use of interest rate swaps. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $50.4 million as of September 30, 2025.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.1 billion as of September 30, 2025. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $2.5 million increase or decrease in interest expense annually.
With the exception of our interest rate swap transactions, we have not engaged in transactions in derivative financial instruments or derivative commodity instruments.
Foreign Currency Exchange Rate Risk
We own investments in Canada, and as a result are subject to risk from the effects of exchange rate movements in the Canadian dollar, which may affect future costs and cash flows. We funded a significant portion of our Canadian investments through Canadian dollar borrowings under our Revolving Credit Facility, which is intended to act as a natural hedge against our Canadian dollar investments. The Canadian dollar Revolving Credit Facility borrowings are remeasured each reporting period, with the unrealized foreign currency gains and losses flowing through earnings. A 10% increase or decrease in the exchange rate between the Canadian dollar and USD would have a corresponding $7.2 million increase or decrease in unrealized foreign currency gain or loss. These unrealized foreign currency gains and losses do not impact our cash flows from operations until settled, and are expected to directly offset the changes in the value of our net investments as a result of changes in the Canadian dollar. Our Canadian investments are recorded at their historical exchange rates, and therefore are not impacted by changes in the value of the Canadian dollar.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of and for the quarter ended September 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.6
Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1
Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2
First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of September 26, 2025, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 26, 2025 and incorporated herein by reference)

31.1*
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

BROADSTONE NET LEASE, INC.

Date: October 29, 2025	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2025	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)