Form 10-K
period 2025-12-31
Broadstone Net Lease, Inc.
filed 2026-02-19
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-39529
__________________________________________________________________
BROADSTONE NET LEASE, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Maryland	26-1516177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
207 High Point Drive Suite 300 Victor, New York	14564
(Address of principal executive offices)	(Zip Code)
(585) 287-6500
(Registrant’s telephone number, including area code)
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00025 par value	BNL	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00025 per share
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, $0.00025 par value, held by non-affiliates of the registrant, was $3.0 billion based on the last reported sale price of $16.05 per share on the New York Stock Exchange on June 30, 2025.
There were 191,423,427 shares of the Registrant’s common stock, $0.00025 par value per share outstanding as of February 13, 2026.
Documents Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14 of this annual report incorporate by reference certain specific portions of Broadstone Net Lease, Inc.’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

Part I.
Item 1.    Business
The Company
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of December 31, 2025, our portfolio includes 771 properties, with 764 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
We expect to achieve growth in revenues and earnings through our three core building blocks, which are (1) embedded same store net operating income growth through best-in-class portfolio rent escalations, stable rent collections, minimal credit losses, strong lease rollover outcomes, accretive recycling, and revenue generating capital expenditures with existing tenants, (2) build-to-suit developments, and (3) a diversified acquisition pipeline.
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
•Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.
•Diversified Portfolio. As of December 31, 2025, our portfolio was comprised of approximately 41.6 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.2% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 206 different commercial tenants who operate 197 distinct brands that are diversified across 57 varying industries, with no single tenant accounting for more than 3.9% of our ABR.
•Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2025, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 9.6 years, excluding renewal options.
•Standard Contractual Base Rent Escalation. Approximately 97.6% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.1%.
•Extensive Tenant Financial Reporting. Approximately 95.4% of our tenants, based on ABR, provide financial reporting, of which 81.6% are required to provide us with specified financial information on a periodic basis, and an additional 13.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

2025 Highlights
Operating Highlights
•Invested $748.4 million, including $429.9 million in new property acquisitions, $209.3 million build-to-suit developments, $100.8 million in transitional capital, and $8.3 million in revenue generating capital expenditures. The new property acquisitions and revenue generating capital expenditures had a weighted average initial cash capitalization rate of 7.0%, weighted average remaining lease term of 14.2 years, weighted average annual rent increase of 2.6%, and a weighted average straight-line yield of 8.4%.
•Sold, on a forward basis, 621,487 shares of our common stock at a weighted average price per share of $18.33 for estimated net proceeds of approximately $11.0 million under our at-the-market common equity offering (“ATM Program”), none of which has settled. These sales may be settled, at our discretion, at any time prior to December 2026. Additionally, the Company settled 2,187,700 shares under existing forward sale agreements and received net proceeds of approximately $38.4 million.
•Extended the maturity date of our $1.0 billion revolving credit facility from March 2026 to March 2029 and entered into a $500.0 million unsecured term loan expiring March 2028, of which $400.0 million was used to repay an existing term loan scheduled to mature in 2026.
•Completed a public offering of $350.0 million 5.000% senior unsecured notes due in 2032, issued at 99.151% of the principal amount. The proceeds were used to repay borrowings on the unsecured revolving credit facility, to fund investments in real estate, and for general corporate purposes. In conjunction with this offering, we terminated $335.0 million in existing interest rate swaps to realign our notional swap value with our floating rate exposure as a result of our public bond offering.
•Maintained strong occupancy levels throughout the year, ending with 99.8%.
•Collected 99.8% of base rents due during the year for all properties under lease.
•Generated net income of $99.4 million or $0.50 per diluted share.
•Generated funds from operations (“FFO”) of $290.3 million or $1.46 per diluted share.
•Generated core funds from operations (“Core FFO”) of $300.5 million or $1.51 per diluted share.
•Generated adjusted funds from operations (“AFFO”) of $296.3 million or $1.49 per diluted share, representing a 4.2% increase compared to 2024.
•Ended the year with total outstanding debt and Net Debt of $2.5 billion, Pro Forma Net Debt of $2.5 billion, a Net Debt to Annualized Adjusted EBITDAre ratio (“Leverage Ratio”) of 6.0x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.8x.
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

Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of December 31, 2025. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $428.8 million as of December 31, 2025.
Diversification by Property Type

$428.8 M
Annualized
Base Rent

Category	%
Industrial	**61.9%**
Distribution & Warehouse	20.1%
Manufacturing	18.7%
Food Processing	12.7%
Flex and R&D	4.4%
Industrial Services	3.1%
Cold Storage	2.9%
Retail	**30.1%**
General Merchandise	8.1%
Quick Service Restaurants	6.5%
Casual Dining	6.3%
Animal Services	2.7%
Automotive	2.7%
Home Furnishings	1.7%
Healthcare Services	1.4%
Education	0.7%
Other	**8.0%**
Office	5.7%
Clinical & Surgical	2.3%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	53	$86,341	20.1%	12,058	29.0%
Manufacturing	81	80,171	18.7%	12,843	30.9%
Food Processing	36	54,363	12.7%	6,050	14.5%
Flex and R&D	8	19,069	4.4%	1,394	3.4%
Industrial Services	21	13,093	3.1%	529	1.3%
Cold Storage	4	12,441	2.9%	874	2.1%
In-Process Development	5	—	—	—	—
Untenanted	—	—	—	55	0.1%
Industrial Total	208	265,478	61.9%	33,803	81.3%
Retail
General Merchandise	156	34,884	8.1%	2,645	6.4%
Quick Service Restaurants	154	27,846	6.5%	516	1.3%
Casual Dining	95	26,934	6.3%	637	1.5%
Animal Services	27	11,605	2.7%	421	1.0%
Automotive	63	11,413	2.7%	755	1.8%
Home Furnishings	13	7,510	1.7%	797	1.9%
Healthcare Services	18	6,094	1.4%	220	0.5%
Education	4	2,952	0.7%	119	0.3%
In-Process Development	3	—	—	—	—
Untenanted	1	—	—	10	—
Retail Total	534	129,238	30.1%	6,120	14.7%
Other
Office	14	24,162	5.7%	1,311	3.2%
Clinical & Surgical	15	9,967	2.3%	327	0.8%
Other Total	29	34,129	8.0%	1,638	4.0%
Total	771	$428,845	100.0%	41,561	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,560	3.9%	2,250	5.4%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,746	3.4%	1,016	2.5%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,853	2.3%	2,284	5.5%
Joseph T. Ryerson & Son, Inc	Distribution & Warehouse	11	8,116	1.9%	1,599	3.8%
Dollar General Corporation	General Merchandise	74	7,835	1.8%	717	1.7%
Jack’s Family Restaurants LP*	Quick Service Restaurants	43	7,757	1.8%	147	0.4%
Tractor Supply Company	General Merchandise	23	6,525	1.5%	462	1.1%
J. Alexander’s Tractor Supply Company’s, LLC*	Casual Dining	16	6,395	1.5%	131	0.3%
Nestle’ Dreyer’s Ice Cream Company	Cold Storage/Food Processing	2	6,329	1.5%	503	1.2%
Salm Partners, LLC*	Food Processing	2	6,276	1.5%	426	1.0%
Total Top 10 Tenants		187	90,392	21.1%	9,535	22.9%

Hensley & Company*	Distribution & Warehouse	3	6,231	1.5%	577	1.4%
BluePearl Holdings, LLC**	Animal Services	13	6,004	1.4%	159	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	5,900	1.4%	418	1.0%
Owens & Minor	Distribution & Warehouse	2	5,785	1.3%	523	1.3%
Red Lobster Hospitality & Red Lobster Restaurants LLC*	Casual Dining	18	5,674	1.3%	147	0.3%
Outback Steakhouse of Florida, LLC*(a)	Casual Dining	22	5,636	1.3%	140	0.3%
Academy LTD	General Merchandise	8	5,600	1.3%	535	1.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/ Food Processing	27	5,537	1.3%	156	0.4%
Big Tex Trailer Manufacturing, Inc.*	Automotive/Distribution & Warehouse/Manufacturing/Office	17	5,260	1.2%	1,301	3.1%
Sierra Nevada Corporation	Manufacturing	3	5,094	1.2%	159	0.4%
Total Top 20 Tenants		301	$147,113	34.3%	13,650	32.8%
(a)Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*Subject to a master lease.
**Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Packaged Foods & Meats	39	$57,234	13.3%	6,339	15.3%
Restaurants	252	55,623	13.0%	1,196	2.9%
Food Distributors	7	28,409	6.6%	2,534	6.1%
Specialty Stores	42	22,276	5.2%	1,932	4.6%
Distributors	28	22,028	5.1%	3,357	8.1%
Healthcare Facilities	42	21,572	5.0%	748	1.8%
Auto Parts & Equipment	38	19,071	4.5%	2,971	7.1%
Home Furnishing Retail	17	12,502	2.9%	1,692	4.1%
General Merchandise Stores	110	11,666	2.7%	1,035	2.5%
Specialized Consumer Services	44	11,539	2.7%	707	1.7%
Metal & Glass Containers	8	10,933	2.6%	2,206	5.3%
Healthcare Services	17	10,868	2.6%	568	1.3%
Aerospace & Defense	6	10,287	2.4%	574	1.4%
Industrial Machinery	19	9,987	2.3%	1,901	4.6%
Forest Products	8	9,853	2.3%	2,284	5.5%
Other (42 industries)	93	114,997	26.8%	11,452	27.5%
Untenanted properties	1	—	—	65	0.2%
Total	771	$428,845	100.0%	41,561	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 771 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	69	$43,680	10.2%	4,090	9.8%	MS	12	$4,184	1.0%	607	1.5%
MI	51	36,973	8.6%	4,009	9.7%	LA	5	3,837	0.9%	211	0.5%
FL	28	25,466	5.9%	1,549	3.7%	NE	6	3,438	0.8%	492	1.2%
IL	29	23,334	5.4%	2,364	5.7%	SC	13	3,404	0.8%	304	0.7%
CA	16	22,714	5.3%	2,215	5.3%	NJ	2	3,404	0.8%	266	0.6%
WI	25	22,109	5.2%	2,223	5.4%	WA	14	3,388	0.8%	147	0.4%
OH	49	21,025	4.9%	1,712	4.1%	IA	4	2,938	0.7%	622	1.5%
MN	21	20,226	4.7%	3,051	7.3%	UT	3	2,810	0.6%	280	0.7%
PA	33	16,425	3.8%	2,305	5.5%	NM	9	2,795	0.6%	107	0.3%
TN	48	15,427	3.6%	1,084	2.6%	CO	4	2,633	0.6%	126	0.3%
IN	27	14,360	3.3%	1,687	4.1%	MD	3	2,167	0.5%	205	0.5%
AL	53	13,189	3.1%	950	2.3%	CT	2	1,945	0.5%	55	0.1%
GA	35	12,250	2.9%	1,576	3.8%	MT	7	1,728	0.4%	43	0.1%
NC	26	9,989	2.3%	961	2.3%	DE	4	1,175	0.3%	133	0.3%
KY	23	9,338	2.2%	927	2.2%	ND	2	1,073	0.3%	24	0.1%
MO	19	9,092	2.1%	1,260	3.0%	VT	2	439	0.1%	24	0.1%
WV	18	8,986	2.1%	1,232	3.0%	WY	1	338	0.1%	21	0.1%
AZ	7	8,956	2.1%	747	1.8%	NV	1	282	0.1%	6	0.0%
OK	24	8,537	2.0%	1,001	2.4%	OR	1	136	0.0%	9	0.0%
AR	10	7,771	1.8%	340	0.8%	Total U.S.	764	$420,655	98.1%	41,131	99.0%
NY	28	7,410	1.7%	562	1.4%	BC	2	$4,777	1.1%	253	0.6%
MA	3	6,338	1.5%	443	1.1%	ON	3	2,084	0.5%	101	0.2%
KS	10	5,325	1.2%	643	1.5%	AB	1	979	0.2%	51	0.1%
VA	15	5,095	1.2%	178	0.4%	MB	1	350	0.1%	25	0.1%
SD	2	4,526	1.1%	340	0.8%	Total Canada	7	$8,190	1.9%	430	1.0%
						Grand Total	771	$428,845	100.0%	41,561	100.0%

Our Leases
We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases are net, meaning our tenants are generally obligated to pay all expenses associated with the leased property (such as real estate taxes, insurance, maintenance, repairs, and capital costs). In scenarios where we lease multiple properties to a single tenant (multi-site tenants), we seek to use master lease structures on an all-or-none basis. When we acquire properties associated with a tenant that has an existing master lease structure with us, we seek to add the new properties to the existing master lease structure to strengthen the existing lease with such tenant. As of December 31, 2025, master leases contributed 64.9% of the ABR associated with multi-site tenants (379 of 658 properties), and 38.6% of our overall ABR (379 of our 771 properties).
As of December 31, 2025, approximately 99.8% of our portfolio, representing all but one of our properties, was subject to a lease. Because substantially all of our properties are leased under long-term leases, we are not currently required to perform significant ongoing leasing activities on our properties. As of December 31, 2025, the ABR weighted average remaining term of our leases was approximately 9.6 years. Approximately 2% of the properties in our portfolio are subject to leases without at least one renewal option.
The following chart sets forth our lease expirations based upon the terms of the leases in place as of December 31, 2025.

20%
10%
0%
3.3%
6.1%
4.6%
4.4%
11.3%
2.1%
7.7%
4.6%
3.4%
3.9%
7.7%
7.0%
3.1%
5.5%
4.1%
4.2%
10.7%
1.9%
0.4%
1.7%
2.3%
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040
2041
2042
2043
2044
2045
Thereafter
Industrial
Retail
Other

The following table presents certain information based on lease expirations by year:

Expiration Year	# of Properties	# of Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2026	21	22	$13,978	3.3%	1,306	3.1%
2027	28	29	26,072	6.1%	2,248	5.4%
2028	28	28	20,167	4.6%	1,793	4.3%
2029	60	35	18,558	4.4%	2,587	6.2%
2030	98	61	48,407	11.3%	4,279	10.3%
2031	34	29	8,964	2.1%	872	2.1%
2032	61	46	33,047	7.7%	3,481	8.4%
2033	50	24	19,888	4.6%	1,495	3.6%
2034	38	27	14,666	3.4%	1,245	3.0%
2035	22	17	16,853	3.9%	2,219	5.3%
2036	89	24	33,112	7.7%	3,274	7.9%
2037	23	13	29,601	7.0%	2,786	6.7%
2038	39	38	13,330	3.1%	1,255	3.0%
2039	21	17	23,886	5.5%	1,869	4.5%
2040	33	13	17,591	4.1%	927	2.2%
2041	40	9	18,147	4.2%	1,453	3.5%
2042	58	13	45,558	10.7%	4,803	11.6%
2043	3	2	8,050	1.9%	517	1.2%
2044	3	3	1,660	0.4%	103	0.2%
2045	4	3	7,320	1.7%	698	1.7%
Thereafter	9	2	9,990	2.3%	2,286	5.6%
Total leased properties	762	455	428,845	100.0%	41,496	99.8%
In-process developments	8	9	—	—	—	—
Untenanted properties	1	—	—	—	65	0.2%
Total properties	771	464	$428,845	100.0%	41,561	100.0%
Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2025, leases contributing 97.6% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of December 31, 2025 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	80.2%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.2%	2.9%
Every 4 years	1.0%	2.4%
Every 5 years	8.2%	1.5%
Every 6 years	0.1%	1.7%
Other escalation frequencies	5.8%	1.5%
Flat (b)	2.4%	—%
Total/ABR Weighted Average	100.0%	2.1%
(a)Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of December 31, 2025, leases contributing 4.6% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)Generally associated with investment grade retail tenants.

The escalation provisions of our leases (by percentage of ABR) as of December 31, 2025, are displayed in the following chart:
Transitional Capital
We may, from time to time, invest in transitional capital opportunities, including preferred equity interests and real estate lending opportunities. Such investments are intended to be shorter in duration, offering an alternative source of financing.
The following table presents our transitional capital investments at December 31, 2025:

Property (a)	Investment (’000s)	Stabilized Cash Capitalization Rate (b)	Annualized Initial Cash NOI Yield	Remaining Initial Term (Years)
Sunset Hills Retail Center - St. Louis, MO (c) (d)	$52,915	8.0%	7.6%	1.5
Project Triboro Industrial Park - Olyphant, PA (e)	100,059	7.8%	—%	2.8
(a)Each of the Company's transitional capital investments at December 31, 2025 are in the form of preferred equity.
(b)Represents stated yield with unpaid amounts accruing with preferential payment.
(c)Agreement includes an additional $7.8 million commitment of preferred capital at our sole discretion. The remaining commitment at December 31, 2025 is $7.1 million. Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)Underlying property metrics at December 31, 2025: 28 retail spaces, 0.3 million rentable square feet, 6.0 years of weighted average remaining lease term, 98.3% occupancy rate (based on square feet and including leases that have been executed but rent has not yet commenced), and 99.4% rent collection (on a quarterly basis).
(e)This investment represents preferred equity in four consolidated joint ventures that have acquired land designated for industrial build-to-suit development. Agreements contain two one-year extension options subject to a 0.25% fee for the first option, and a 0.50% fee for the second option, and the right to transfer or sell our preferred equity at any time.

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
•Industrial. We focus on single-tenant manufacturing, warehouse and distribution facilities, food processing, refrigerated storage, flex-space, and research and development facilities where the tenant has a strong credit profile and experienced management team. We predominantly look for industrial assets where the real estate is mission critical to the tenant’s operations, where the property sits on an essential or strategic location for the tenant, and where it would be difficult or more expensive for the tenant to relocate. We believe these characteristics translate into a higher degree of confidence in the long-term occupancy of our assets and the corresponding payment of contractual rental cash flows both during the initial term and over subsequent renewal periods. In contrast, we may also seek to own real estate that is fungible, located in strong markets with solid fundamentals, and is highly marketable to a broad array of potential end users to ensure long-term occupancy regardless of tenant. In both circumstances, we look for industrial properties that are located in close proximity to major transportation thoroughfares such as airports, ports, railways, major freeways, or interstate highways.
•Retail. We are primarily focused on long-term, fee simple ownership of properties leased to national or large regional retailers operating in e-commerce resistant industries where the presence of a physical location is important to the end consumer and mission critical to the tenant. Our retail investments are primarily in single-tenant, net leased retail establishments in the general merchandise, casual dining, quick service restaurant, automotive, animal services, home furnishings, and consumer-centric healthcare industries. We underwrite retail properties primarily based on the fundamental value of the underlying real estate, site level performance, corporate owned location or experienced multi-unit franchise operators, and whether the property is subject to a master lease with multiple operating locations. We place emphasis on retail investments located in highly trafficked retail corridors with strong demographic attributes.
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
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, lenders to finance real estate transactions such as developments and revenue generating capital expenditures, and purchasers to buy our properties. These competitors include other REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of these competitors, including larger REITs and institutional investors, have substantially greater financial resources, including lower cost of capital, than we have. The relative size of their portfolios may allow them to absorb properties with lower returns or allow them to accept more risk on a given property than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels as us, and may have a higher target leverage profile. Competition from these REITs and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields, and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Human Capital
As of December 31, 2025, we employed 62 full-time employees, comprised of talented professionals engaged in origination, underwriting, closing, accounting and financial reporting, property and asset management, capital markets, and other corporate activities essential to our business.
At Broadstone, our mission is to bring real estate to life and drive value through a relationship-based and innovative approach to net lease investing. Our corporate values - collectively known as "One Broadstone" - are the foundation of our culture and guide how we work, collaborate, and make decisions each day:
•Set The Standard
•Redefine What’s Possible
•Own the Work
•Be Better Together
•Take Care of Each Other
The commitment to our employees is central to our ability to execute strategy, deliver strong financial performance, and create long-term value for our stockholders and other stakeholders. We seek to cultivate an inclusive, collaborative, and high-performance culture that allows us to attract, engage, and develop top talent to manage our business. We strive to provide a work environment that is free from discrimination and harassment, that respects and values unique perspectives and life experiences, and that enables employees to develop and excel in their roles. We aim to foster a workplace where individuals feel connected and supported to contribute meaningfully, where collaboration thrives, and where contributions are recognized and rewarded. In recognition of these efforts, Broadstone has been certified as a Great Place To Work®, reflecting the trust, pride, and positive culture throughout the employee experience.
We believe our employees are our most valuable assets and actively seek to understand and support their evolving needs. As part of the commitment to our employees, we are focused on the following initiatives:
•Employee Total Rewards and Wellness – We employ numerous strategies and initiatives focused on nurturing the physical, mental, and financial well-being of our employees and their dependents. These include: competitive compensation programs including performance-based bonuses and equity programs for all, healthcare coverages (with 100% employer-paid options), 401(k) with employer match and immediate vesting, generous paid time off programs with an annual corporate shutdown week, paid parental leave, employer-paid legal services, access to an employee assistance program, several company-paid and supplemental insurance programs, fringe benefits to make both the Broadstone and home office environments more comfortable including a hybrid work schedule, and access to other health and wellness events and resources.
•Employee Development and Engagement – We believe our unique backgrounds, skills, and experiences are key drivers of performance and contribute to our company’s growth. We leverage and enhance our collective strengths through collaboration and development initiatives by offering numerous opportunities for our employees to engage in personal and professional growth, including educational support and eligibility for tuition assistance and reimbursement, participation in industry conferences and networking events, individual leadership training, access to an online learning library, town hall meetings with our CEO and senior leadership team, sponsorship of employees through a women’s resource group, and peer mentorship opportunities. Our training efforts prioritize knowledge and skill development across a variety of competencies including real estate fundamentals, cybersecurity, safety, ethics, harassment prevention, inclusive culture, communication skills, and a robust management skills training series. To further support our employee development efforts, we employ various talent management strategies including an annual succession planning program and the facilitation of both a mid-year and formal year-end goal review and performance feedback process. We prioritize transparent communication and open dialogue between our senior leaders and employee base through regular engagement, social and appreciation events designed to strengthen connection and belonging in our workplace, knowing we can accomplish more and do our best when we work together.
•Community Engagement – We are committed to making a positive impact in the communities in which we operate through corporate philanthropy, employee volunteerism, and community partnerships. Our community engagement efforts are supported by a committee responsible for identifying service opportunities, managing charitable initiatives, and organizing employee participation in these activities. Our programs include fundraising campaigns, donation drives, and support for nonprofit organizations focused on a range of causes. Employees are further encouraged to engage in community service through dedicated paid time off each year for volunteering with causes of personal interest.

The purposeful investment in our employees reflects our commitment to building an engaged and high-performing workforce capable of achieving our mission and strategic objectives. Our efforts to cultivate a One Broadstone culture within and beyond our workplace have been instituted as a regular reporting item for our employees and Board of Directors.
Additional information regarding our human capital initiatives, culture, and engagement programs is available in our Sustainability Report, which is accessible on our website.
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
We have adopted our Code of Ethics and Business Conduct Policy to ensure that our business is conducted in accordance with the highest moral, legal, and ethical standards by our officers, directors, and employees. The Code of Ethics and Business Conduct Policy is available on our website, http://investors.bnl.broadstone.com, together with the charters of the Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as other corporate governance policies and documents. Amendments to, and waivers granted to our directors and executive officers under our Code of Ethics and Business Conduct Policy, if any, will be posted in this area of our website. Copies of these materials are available in print to any stockholder who requests them. Stockholders should direct such requests in writing to Investor Relations Department, Broadstone Net Lease, Inc., 207 High Point Drive, Suite 300, Victor, New York 14564. Investors may also call (585) 287-6500.

Item 1A.    Risk Factors
Summary Risk Factors
You should carefully consider the matters discussed in the “Risk Factors” section of this Annual Report on Form 10-K for factors you should consider before investing in our common stock:
•Single-tenant leases involve significant risks of tenant default and tenant vacancies, which could materially and adversely affect us.
•We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
•Our growth depends upon future acquisitions of properties, and we may be unable to identify or complete suitable acquisitions of properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.
•An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price, and a decrease in market interest rates could lead to additional competition for the acquisition of real estate, which could adversely affect our results of operations.
•Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.
•Our portfolio is concentrated in certain property types and any adverse developments relating to one or more of these property types could materially and adversely affect us.
•We may be unable to renew leases, re-lease properties as leases expire, or lease vacant spaces on favorable terms or at all, which, in each case, could materially and adversely affect us.
•We could face potential material adverse effects from the bankruptcies or insolvencies of our tenants.
•We may engage in development or expansion projects, including speculative development projects, which would subject us to additional risks that could negatively impact our operations.
•Global and U.S. financial markets and economic conditions, such as inflation, may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.
•As of December 31, 2025, we had approximately $2.5 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•Our Revolving Credit Facility and term loan agreements contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.
•We are a holding company with no direct operations and rely on funds received from the OP to pay liabilities.
•Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock.
•The market price and trading volume of shares of our common stock may be volatile and could be substantially affected by various factors.
•We may not be able to make distributions to our stockholders at the times or in the amounts we expect, or at all.
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
Our portfolio consists primarily of single-tenant net leased properties and we are dependent on our tenants for substantially all of our revenue. As a result, our success depends on the financial stability of our tenants. The ability of our tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, and maintain the properties in a manner so as not to jeopardize their operations depends on the performance of their business and industry, as well as general market and economic conditions, which are outside of our control. There can be no assurance that our tenants will make their payments and not default on their obligations to us. At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may fail to make rental payments when due, decline to extend a lease upon its expiration, fail to maintain the property or otherwise pay its required expenses, including real estate taxes, under the terms of a lease, become insolvent, or declare bankruptcy. An actual or anticipated tenant default, bankruptcy, or vacancy, or speculation in the press or investment community about an actual or anticipated tenant default, bankruptcy, or vacancy may also negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. The occurrence of one or more tenant defaults could materially and adversely affect us.
This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. As of December 31, 2025, master leases contributed to approximately 64.9% of our ABR associated with multi-site tenants (379 of 658 multi-site tenant properties), and approximately 38.6% of our overall ABR (379 of our 771 properties)]. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.
We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
We typically lease our properties pursuant to long-term net leases with initial terms of 10 years or more that often have renewal options. As of December 31, 2025, the ABR weighted average remaining term of our leases was approximately 9.6 years, excluding renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market. Most of our leases contain rent escalators that increase rent at a fixed amount on fixed dates, which may be less than prevailing market rates over the lease duration. For those leases that contain rent escalators based on CPI changes, our rent increases during periods of low inflation or deflation may be less than what we otherwise could achieve in the market. Conversely, during times when inflation is greater than the increases in rent provided by our leases, rent increases will not keep up with the rate of inflation and may fail to keep pace with rising costs. As a result, the long-term nature of our leases could impede our growth and materially and adversely affect us. In addition, properties leased pursuant to long-term leases at below market rental rates or with below market rent escalations may be less attractive to potential buyers, which could affect our ability to sell such properties at an acceptable price or at all.
Our growth depends upon future acquisitions of properties, and we may be unable to identify or complete suitable acquisitions of properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.
Our business model depends significantly on acquiring new properties. From 2015 to 2025, we acquired an average of $580.0 million of new properties per year, with a low of $100.0 million and a high of $1.0 billion. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions. Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, or other factors may negatively impact our acquisition opportunities in 2026 and beyond. If we are unable to achieve growth through acquisitions, it could materially and adversely affect us.
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
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, or repay debt obligations from operating cash flow. Consequently, we expect to rely, in part, on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital from the equity and/or debt markets depends, in part, on:
•general market conditions;

•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•the performance of our portfolio;
•our cash flow and cash distributions;
•external valuations by credit ratings agencies and analysts; and
•the market price per share of our common stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when actionable or strategic opportunities exist, meet the capital and operating needs of our existing properties, or satisfy our debt service obligations, which could materially and adversely affect us.
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
We face significant competition from other entities engaged in real estate investment activities, including publicly traded and privately held REITs, private and institutional real estate investors, sovereign wealth funds, banks, insurance companies, investment banking firms, lenders, specialty finance companies, and other entities. Some of our competitors are larger and may have considerably greater financial, technical, leasing, underwriting, marketing, and other resources than we do. Some competitors may have a lower cost of capital and access to funding sources that may not be available to us. In addition, other competitors may have higher risk tolerances or different risk assessments and may not be subject to the same operating constraints, including maintaining REIT status. This competition may result in fewer acquisitions, higher prices, lower yields, less desirable property types, and acceptance of greater risk. As a result, we cannot provide any assurance that we will be able to successfully execute our investment strategy. Any failure to grow pursuant to our investment strategy as a result of the significant competition we face could materially and adversely affect us.
Our portfolio is concentrated in certain states, and any adverse developments and economic downturns in these geographic markets could materially and adversely affect us.
As of December 31, 2025, approximately 35.4% of our ABR came from properties in our top five states: Texas (10.2%), Michigan (8.6%), Florida (5.9%), Illinois (5.4%), and California (5.3%). These geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within which we have a concentration of properties. We can provide no assurance that any of our markets will grow, will not experience adverse developments, or that underlying real estate fundamentals will be favorable to owners and operators of industrial, retail, and other properties. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, or a slowdown in the demand for our tenants’ businesses caused by adverse economic, regulatory, or other conditions, could adversely affect our tenants operating businesses in those states and impair their ability to pay rent to us, which, in turn could materially and adversely affect us.
Our portfolio is concentrated in certain property types and any adverse developments relating to these property types could materially and adversely affect us.
As of December 31, 2025, approximately 61.9% of our ABR came from industrial properties and 30.1% from retail properties. Any adverse developments in these property types could materially and adversely affect us. For example, the demand for industrial space in the United States is generally related to the level of economic output and consumer demand. Accordingly, reduced economic output and/or consumer demand may lead to lower occupancy rates or decreased demand for our industrial properties. In addition, the market for retail properties has been, and could continue to be, adversely affected by weakness in the national, regional, and local economies, the adverse financial condition of some large brands and companies, adverse changes in consumer spending and consumer preferences for retailing, and the excess amount of retail space in a number of markets. Accordingly, decreases in the demand for industrial or retail properties may have a greater adverse effect on us than if we had fewer investments in these industries. It also may be difficult and expensive to re-tenant a property designed for a particular property type with a new tenant that operates in an industry requiring a different property type. As a result, any adverse developments in our concentrated property types could materially and adversely affect us.
If one or more of our top 10 tenants, which together represented approximately 21.1% of our ABR as of December 31, 2025, suffers a downturn in their business, it could materially and adversely affect us.
As of December 31, 2025, our top 10 tenants together represented 21.1% of our ABR. Our largest tenant is Roskam Baking Company, which leases seven properties that in the aggregate represent approximately 3.9% of our ABR. Our top 10 tenants may experience a material business downturn weakening their financial position resulting in their failure to make timely rent payments and/or default under their leases. As a result, our revenue and cash flow could be materially and adversely affected.
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
Our results of operations depend on our ability to continue to successfully lease our properties, including renewing expiring leases, re-leasing properties as leases expire, leasing vacant space, optimizing our tenant mix, or leasing properties on more economically favorable terms. As of December 31, 2025, 22 leases representing approximately 3.3% of our ABR will expire during 2026. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we cannot provide any assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, leasing commissions, tenant improvement allowances, early termination rights, or below-market renewal options will not be required to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us. As of

December 31, 2025, one of our properties, representing approximately 0.2% of our portfolio, were unoccupied. We may experience difficulties in leasing these vacant spaces on favorable terms or at all. Any failure to renew leases, re-lease properties as leases expire, or lease vacant space could materially and adversely affect us.
Property vacancies could result in significant capital expenditures and illiquidity, particularly for specialty properties that are suitable for only one use.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. In particular, our specialty properties are designed for a particular type of tenant or tenant use. If tenants of specialty properties do not renew or default on their leases, we may not be able to re-lease properties without substantial capital improvements, which may require significant cost and time to complete. Alternatively, we may not be able to re-lease or sell the property without such improvements or may be required to reduce the rent or selling price significantly. Supply chain disruptions and price fluctuations in the construction and building industry could result in increased costs and significant delays for building renovation and maintenance projects. This potential illiquidity may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions, including tenant demand. Such occurrences could materially and adversely affect us.
Our underwriting and risk management procedures that we use to evaluate a tenant’s credit risk may be faulty, deficient, or otherwise fail to accurately reflect the risk of our investment, which could materially and adversely affect us.
Our underwriting and risk management procedures that we use to evaluate a tenant’s credit risk may not be sufficient to identify tenant problems in a timely manner or at all. To evaluate tenant credit risk, we utilize a tenant’s public credit rating if available and credit-assessment tools to help us determine a tenant’s implied credit rating when a public rating is not available. Tenant credit ratings, public or implied, however, are only one component of how we assess the risk of tenant insolvency. We also use our own internal estimate of the likelihood of an insolvency or default, based on the regularly monitored performance of our properties, our assessment of each tenant’s financial health, including profitability, liquidity, indebtedness, and leverage profile, and our assessment of the health and performance of the tenant’s particular industry. Our methods may not adequately assess the risk of an investment and, if our assessment of credit quality proves to be inaccurate, we may be subject to defaults and investors may view our cash flows as less stable.
We also rely on information from our tenants to evaluate credit risk and conduct ongoing risk management. As of December 31, 2025, approximately 81.6% of our ABR is received from tenants that are required to provide us with specified financial information on a periodic basis. An additional 14.2% of our ABR is received from tenants who are not required to provide us with specified financial information under the terms of our lease, but whose financial statements are available publicly, either through SEC filings or otherwise. A tenant’s failure to provide appropriate information may interfere with our ability to accurately evaluate a potential tenant’s credit risk or determine an existing tenant’s default risk, the occurrence of either could materially and adversely affect us.
We may experience a higher number of tenant defaults because we lease most of our properties to tenants who do not have an investment grade credit rating.
We depend on the ability of our tenants to meet their obligations to pay rent to us due under our lease for substantially all of our revenue. As of December 31, 2025, only approximately 20.2% of our ABR came from tenants who had an investment grade credit rating. A substantial majority of our properties are leased to unrated tenants. Our investments in properties leased to unrated tenants may have a greater risk of default than investments in properties leased exclusively to investment grade tenants. The ability of an unrated tenant to meet its rent and other obligations under its lease with us may be subject to greater risk than our tenants that have an investment grade rating. If one or more of our unrated tenants defaults, it could have a material adverse effect on us.
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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in each of the years ended December 31, 2025, 2024, and 2023, and may record future impairments based on actual results and changes in circumstances. See “Critical Accounting Policies – Long-Lived Asset Impairment” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of real estate impairment charges.
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
We may engage in development or expansion projects, which are subject to a number of risks, including construction delays, supply chain disruptions and inflation, price fluctuation of materials, and cost overruns that may increase anticipated project costs. Such development or expansion projects could also require us, our tenants, or any development partners to raise additional capital or obtain zoning, occupancy, or other required governmental permits and authorizations. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause the incurrence of penalties, delay us from receiving rental payments, result in us receiving reduced rental payments, or prevent us from pursuing the development or expansion project altogether. We also rely on third-party construction managers and/or engineers to monitor certain construction activities. If we engage or partner with a developer, we rely on the developer to monitor construction activities and our interests may not be aligned. Additional risks related to development or expansion projects include, but are not limited to:
•unsuccessful development opportunities could cause us to incur direct expenses;
•construction costs of a project may exceed original estimates making the project less profitable than originally estimated or unprofitable;
•time or cost required to complete the construction of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•legal action to compel performance of contractors, developers, or partners may cause delays and our costs may not be reimbursed;
•we may not be able to find tenants to lease the space built on a speculative basis or in a redeveloped or renovated building, which will impact our cash flow and ability to finance or sell such properties;
•possible gaps in warranty obligations of our developers and contractors and the obligations to a tenant;
•occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and
•favorable financing sources to fund development activities may not be available.
The inability to successfully complete development or expansion projects or to complete them on a timely basis could adversely affect our business and results of operations.
We may enter into new transaction structures, including real estate lending opportunities, the provision of transitional capital, and joint ventures, which would subject us to additional risks that could negatively impact our operations.
We may explore and enter into new transaction structures, including real estate lending opportunities, the provision of transitional capital, and joint ventures, that may or may not be closely related to our current business. These new transaction structures may have new, different, or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in such new transaction structures, we will be exposed to the risk that those structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status and to avoid entity-level taxes, or will subject us to additional regulatory requirements or limitations. If we are not able to successfully manage the risks associated with such new transaction structures, it could have an adverse effect on our business, results of operations, and financial condition.
Our business may be adversely affected by changes in U.S. trade policy, including the imposition of tariffs and resulting effects.
Changes in U.S. trade policy, including the imposition of tariffs on certain foreign goods or an increase in existing tariffs, renegotiating or terminating certain existing bilateral or multi-lateral trade agreements, and the imposition of additional trade restrictions, may have an adverse impact on our business and results of operations resulting from potential negative effects on the operations of our tenants and/or our ability to successfully execute on build-to-suit development projects and expansion opportunities. While these developments should not directly affect the Company because of the nature of our operations, they could negatively impact the operations of our tenants to the extent they import or export goods in connection with the operation of their respective businesses, which could in turn negatively impact the ability of our tenants to fulfill their contractual obligations pursuant to our leases, including the payment of rent. Further, if, as a result of existing or future tariffs, current or future tenants or development partners are forced to increase prices of their goods or services, incur additional expenses for inputs or construction materials, modify business operations, or forego business opportunities, it may lead to the delay, abandonment, or cancellation of our existing and future build-to-suit development projects and expansion opportunities, which may adversely affect our results of operations.
Security breaches, technology disruptions, and new technologies could compromise our information systems and expose us to liability, which could materially and adversely affect us.
Information security risks, including risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems, have increased in recent years due to the increased technological sophistication and activities of perpetrators of cyber-attacks, including by computer hackers, foreign governments, and cyber terrorists. Our business involves the storage and transmission of sensitive and confidential information and intellectual property, including tenants’ information, private information about our stockholders and our employees, and financial and strategic information about us. In addition to our internal information systems, we also rely on third-party service providers that may have access to such information in connection with providing necessary information technology, security, and other business services to us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive or confidential information or intellectual property, or interference with or disruptions of our IT networks and related systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of tenants, liability, and competitive disadvantage. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. Laws and regulations governing data privacy are constantly evolving and often contain detailed requirements regarding collecting and processing personal information, restrict the use and storage of such information, and govern the effectiveness of consumer consent. Any of the above risks could materially and adversely affect us.
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by the Company and/or the Company’s third-party service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated, or disclosed and the risk that the Company and/or its third-party service providers may rely on incorrect, unclear, or biased outputs generated by such evolving technologies, any of which could have an adverse impact on the Company and its business.
Changes in accounting standards may materially and adversely affect us.
From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, which create and interpret accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restated prior period financial statements. In addition, any changes may undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence and could materially and adversely affect us. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate as well as their ability to provide accurate or complete financial information to us.
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
Effective internal controls over financial reporting, disclosures, and operations are necessary for us to provide reliable financial reports and public disclosures, effectively prevent fraud, and operate successfully. If we cannot provide reliable financial reports and public disclosures or prevent fraud, our reputation and operating results would be harmed. Our internal controls over financial reporting and operations may not prevent or detect financial misstatements or loss of assets because of inherent limitations, including the possibility of human error, management override of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy, public disclosures, and safeguarding of assets. Any failure of these internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, could result in decreased investor confidence in the accuracy and completeness of our financial reports and public disclosures, civil litigation, or investigations by the SEC or other regulatory authorities, and we could fail to meet our reporting obligations, which could materially and adversely affect us.
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
There may be known or unknown environmental liabilities associated with properties we previously owned, currently own, or may acquire in the future. Laws and regulations governing environmental contamination change and we have been, and in the future may be, subject to liability by virtue of these changes. Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste, asbestos-containing building materials, or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage, or harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination. These costs and damages could be substantial. Certain uses of some properties may have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as industrial properties or businesses using petroleum products, paint, machine solvents, and other hazardous materials. We typically undertake customary environmental diligence prior to our acquisition of any property, including obtaining Phase I environmental site assessments. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own.
The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease, or improve the property, or to borrow using the property as collateral, and we may incur substantial remediation costs or third-party liability claims In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or which businesses may be operated, and these restrictions may require substantial expenditures.
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
In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of debt to the contributors to maintain their tax bases. As of December 31, 2025, we were party to tax protection agreements covering two properties. Based on values as of December 31, 2025, taxable sales of the applicable properties would trigger liability under the agreements of approximately $10.4 million. In addition, in connection with the Company’s internalization, we entered into a tax protection agreement with Amy L. Tait, the Company’s founder, and certain members of her family, which has a potential liability of up to $10.0 million based on values as of December 31, 2025. These restrictions could limit our ability to sell certain assets or the OP (or our interest in the OP) at a time or on terms that would be favorable absent such restrictions.
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases industrial, retail, and other commercial properties under long-term lease agreements. Accordingly, our performance is subject to risks generally attributable to the ownership of commercial real property, including:
•changes in supply and demand for single-tenant space in the industrial, retail, and other sectors;
•increased competition for real property investments targeted by our investment strategy;
•changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
•inability to lease or sell properties upon expiration or termination of existing leases and renewal of leases at lower rental rates;
•the subjectivity of real estate valuations and changes in such valuations over time;
•the potential risk of functional obsolescence of properties over time;
•competition from other properties; and
•changes in regulation that affect us or the commercial real estate market in general.
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
A significant portion of our portfolio is leased to tenants operating businesses that directly or indirectly rely on discretionary consumer spending. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices and a downturn in the economy could cause consumers to reduce their discretionary spending, which could result in tenant bankruptcies or otherwise have an adverse impact on our tenants’ ability to successfully manage their businesses and pay us amounts due under our lease agreements, thereby materially and adversely affecting us. Accordingly, adverse economic conditions such as the imposition of tariffs and their resulting effects, high unemployment levels, fluctuations in interest rates, a decrease in available financing, high inflation, labor and workforce shortages, supply chain issues, tax rates, and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown or recession, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and results of operations. Accordingly, a decline in economic conditions could materially and adversely affect us.
Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future, including increases to interest rates on our borrowings set to reprice in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. In addition, some of our properties are leased to tenants that may have limited financial and other resources and, therefore, they may be more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy. Inflation may also have an adverse effect on consumer spending, which could impact our tenants’ revenues and their ability to pay rent owed to us, which in turn could materially and adversely affect us.

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
Risks Related to Debt Financing
As of December 31, 2025, we had approximately $2.5 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2025, we had approximately $2.5 billion principal balance of indebtedness outstanding. We have incurred, and plan to incur in the future, financing through borrowings under term loans, senior notes, our Revolving Credit Facility, and mortgage loans secured by some or all of our properties. In some cases, the mortgage loans we incur are guaranteed by us, the OP, or both. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•cash interest expense and financial covenants relating to our indebtedness, including a covenant in our Revolving Credit Facility that restricts us from paying distributions if an event of default exists, other than distributions required to maintain our REIT status, may limit or eliminate our ability to make distributions to our common stockholders;
•we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;
•we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; and
•our default under any loan with cross default provisions could result in a default on other indebtedness.
The occurrence of any of these events could materially and adversely affect us. To the extent new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to make required payments on our debt or to pay dividends on our common stock. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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
A significant portion of our indebtedness is at variable rates which are based on the Secured Overnight Financing Rate (“SOFR”) and the inability or any inefficiency in market participants ability to hedge SOFR-based transactions or the illiquidity or relative illiquidity in the market for SOFR-based instruments may increase the costs associated with SOFR-based debt instruments or our ability to hedge our exposure to floating interest rates.
Additionally, a portion of our indebtedness is at variable rates which are based on the Canadian Overnight Repo Rate Average (“CORRA”), as a result of the transition from the Canadian Dollar Offered Rate, or CDOR, which ceased publication on June 28, 2024. CORRA has a limited history as a reference rate, and changes in this rate have, on occasion, been more volatile than changes in other benchmark or market rates. The liquidity of the CORRA loan markets could result in higher borrowing costs for us. There could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of these rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate. This could also result in increased borrowing costs for us and thereby adversely affect our financial condition and earnings.
Our Revolving Credit Facility and term loan agreements contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting us.
We are subject to various financial and operational covenants and financial reporting requirements pursuant to the agreements we have entered into governing our Revolving Credit Facility, term loans, and senior notes. These covenants require us to, among other things, maintain certain financial ratios, including leverage, fixed charge coverage, and debt service coverage, among others. As of December 31, 2025, we believe we were in compliance with all of our loan covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate our repayment obligations and thereby have a material and adverse impact on us.
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
Maryland law provides that a director of a Maryland corporation will not have any liability in that capacity if he or she performs his or her duties in accordance with the applicable standard of conduct. Our Charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers are subject to monetary liability resulting only from:
•actual receipt of an improper benefit or profit in money, property, or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
We elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable U.S. Treasury regulations, which contain the requirements for qualifying as a REIT, which we refer to in this Form 10-K as the “REIT Requirements,” beginning with our taxable year ended December 31, 2008. We believe that we have been organized and operated in a manner to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with such year, and we intend to continue operating in such a manner. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:
•we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to U.S. federal income tax at the corporate rate, and we could be subject to increased state and local income taxes;
•unless we are entitled to relief under applicable statutory provisions of the Code, we (and our successor) could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost; and
•for the five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we would be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
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
Risks Related to Ownership of Our Common Stock
The market price and trading volume of shares of our common stock may be volatile and could be substantially affected by various factors.
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
Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock include:
•actual or anticipated declines in our quarterly operating results or distributions;
•actual or anticipated tenant defaults, bankruptcies, or vacancies, or speculation in the press or investment community about actual or anticipated tenant defaults, bankruptcies, or vacancies;
•changes in government regulations;
•changes in laws affecting REITs and related tax matters;
•the announcement of new transactions by us or our competitors;
•reductions in our FFO, Core FFO, AFFO, or earnings estimates;
•publication of research reports about us or the real estate industry;
•increases in market interest rates that lead purchasers of shares of our common stock to demand a higher yield;
•future equity issuances, or the perception that they may occur, including issuances of common stock upon exercise or vesting of equity awards or redemption of OP Units;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;

•actions by institutional stockholders;
•differences between our actual financial and operating results and those expected by investors and analysts;
•changes in analysts’ recommendations or projections;
•speculation in the press or investment community; and
•the realization of any of the other risk factors presented herein.
Further, net lease REITs must be able to deploy capital. If we cannot access the capital markets upon favorable terms or at all, or raise capital from alternative sources to the public equity markets, we may not be able to acquire investments upon favorable terms or at all and may be required to liquidate investments, including investments that have not yet realized maximum return, which could result in adverse tax consequences and/or adversely affect our ability to meet cash flow and other operational needs. Turmoil in the capital markets could lead to decreased consumer confidence and widespread reduction of business activity, adversely impacting our tenants and us.
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
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities (or causing the OP to issue debt securities). Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Additionally, future issuances or sales of substantial amounts of shares of our common stock may be at prices below the initial public offering price of the shares of our Class A Common Stock and may result in further dilution in our earnings and AFFO per share and/or materially and adversely impact the per share trading price of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock.

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

Item 1B.    Unresolved Staff Comments.
There are no unresolved staff comments.
Item 1C.     Cybersecurity
Our EVP and Chief Financial Officer is responsible for the oversight of the Company’s information technology and cybersecurity function, which consists of four employees and is led by our VP, Information Systems & Solutions. Our VP, Information Systems & Solutions has over 25 years of experience in information technology leadership, including oversight of information technology general controls and management of information technology security and cybersecurity programs. The information technology and cybersecurity team also includes our Director, Information Technology, who has held information technology leadership roles for over 15 years, including in management of infrastructure, applications, information technology security, and cybersecurity prevention and education programs. The Audit Committee of the Board of Directors oversees the evaluation of the policies and practices developed and implemented by the Company with respect to the risk assessment and risk mitigation of information technology and cybersecurity matters.
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

Part II.
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “BNL”.
Stockholders
As of February 13, 2026, there were approximately 447 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our common stock than record holders.
Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Not applicable.
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph
The following graph is a comparison of the cumulative total return of shares of our common stock, the S&P 500, and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2020, in each of shares of our common stock, the S&P 500 and the MSCI US REIT Index, and that all dividends were reinvested. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below. The MSCI US REIT Index is a free float-adjusted market capitalization index that is comprised of equity REITs. The index is based on MSCI USA Investable Market Index (IMI), its parent index, which captures large, mid, and small capitalization securities. While funds used in this benchmark typically target institutional investors and have characteristics that differ from us (including differing fees), we feel that the MSCI US REIT Index is an appropriate and accepted index for the purpose of evaluating returns on investments in direct real estate funds.

Total Return Performance
220
200
180
160
140
120
100
80
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Broadstone Net Lease
S&P 500
MSCI US REIT Index

	December 31,
	2020	2021	2022	2023	2024	2025
Broadstone Net Lease	100.00	132.67	91.87	104.73	103.60	121.50
S&P 500	100.00	128.71	105.40	133.10	166.40	196.20
MSCI US REIT Index	100.00	143.06	108.00	122.84	133.58	137.50
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
Overview
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of

December 31, 2025, our portfolio includes 771 properties, with 764 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
We expect to achieve growth in revenues and earnings through our three core building blocks, which are (1) embedded same store net operating income growth through best-in-class portfolio rent escalations, stable rent collections, minimal credit losses, strong lease rollover outcomes, accretive recycling, and revenue generating capital expenditures with existing tenants, (2) build-to-suit developments, and (3) a diversified acquisition pipeline.
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
•Diversified Investment Strategy. We invest in real estate through property acquisitions, revenue generating capital expenditures, build-to-suit developments, and transitional capital. Our investments in these alternatives fluctuate from time to time depending on macroeconomic conditions and business or market trends. Our strong relationships with brokers, developers, and tenants provides access to off-market and marketed investment opportunities. Off-market transactions are characterized by a lack of a formal marketing process and a lack of widely disseminated marketing materials. Marketed transactions are often characterized by extensive buyer competition. For all investments, we seek to maintain our portfolio’s diversification by property type, geography, tenant, and industry in an effort to reduce fluctuations in income caused by under-performing individual real estate assets or adverse economic conditions affecting an entire industry or geographic region.
•Diversified Portfolio. As of December 31, 2025, our portfolio comprised approximately 41.6 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.2% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 206 different commercial tenants who operate 197 distinct brands that are diversified across 57 varying industries, with no single tenant accounting for more than 3.9% of our ABR.
•Strong In-Place Leases with Significant Remaining Lease Term. As of December 31, 2025, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 9.6 years, excluding renewal options.
•Standard Contractual Base Rent Escalation. Approximately 97.6% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.1%.
•Extensive Tenant Financial Reporting. Approximately 95.4% of our tenants, based on ABR, provide financial reporting, of which 81.6% are required to provide us with specified financial information on a periodic basis, and an additional 13.8% of our tenants report financial statements publicly, either through SEC filings or otherwise.

Diversified Investment Activity
During the year ended December 31, 2025, our investment activity consisted of the following:

	For the Three Months Ended				For the Year Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2025
Acquisitions:
Acquisition price	$176,747	$139,462	$54,722	$59,004	$429,935
Initial cash capitalization rate	7.0%	7.1%	7.1%	7.2%	7.0%
Straight-line yield	8.7%	8.1%	8.2%	8.3%	8.4%
Weighted average lease term (years)	17.1	12.0	10.7	13.6	14.2
Weighted average annual rent increase	2.6%	2.4%	3.0%	2.6%	2.6%

Build-to-suit developments:
Investments	$78,523	$40,999	$63,295	$26,494	$209,311

Revenue generating capital expenditures:
Investments	$—	$5,507	$—	$2,835	$8,342
Initial cash capitalization rate	—	8.5%	—	8.0%	8.3%
Weighted average lease term (years)	—	16.7	—	17.7	17.0
Weighted average annual rent increase	—	2.0%	—	1.7%	1.9%

Transitional capital:
Investments	$60,067	$17,926	$22,781	$—	$100,774
Cash capitalization rate	7.8%	7.8%	7.8%	—	7.8%

Total investments	$315,337	$203,894	$140,798	$88,333	$748,362
Total initial cash capitalization rate (a)	7.0%	7.1%	7.1%	7.2%	7.0%
Total weighted average lease term (years) (a)	17.1	12.2	10.7	13.8	14.2
Total weighted average annual rent increase (a)	2.6%	2.4%	3.0%	2.5%	2.6%
(a)Transitional capital, which represents a contractual yield on invested capital, and build-to-suit developments, which do not generate revenue until stabilization, are excluded from the calculations of total cash capitalization, weighted average lease terms, and weighted average rent increases.

Build-to-Suit Development Projects
The following table summarizes the Company’s in-process developments as of December 31, 2025:

Property	Projected Rentable Square Feet	Start Date (a)	Target Stabilization Date/Stabilized Date (b)	Lease Term (Years)	Annual Rent Escalations	Estimated Total Project Investment (c)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (d)	Estimated Straight-line Yield
In-process retail:
Sprouts (Bedford, TX)	22	Jul. 2025	Aug. 2026	15	0.9%	$9,533	$626	$8,907	7.2%	7.7%
Hobby Lobby (Granbury, TX)	55	Oct. 2025	Sep. 2026	15	0.7%	8,129	1,407	6,722	7.1%	7.4%
Academy Sports (Granbury, TX)	55	Oct. 2025	Nov. 2026	15	0.6%	12,393	2,793	9,600	7.1%	7.4%
Academy Sports (Waco, TX)	68	Dec. 2025	Sep. 2026	15	0.6%	14,488	5,824	8,664	7.2%	7.5%
In-process industrial:
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Mar. 2026	15	3.0%	55,525	42,826	12,699	7.7%	9.6%
Southwire (Bremen, GA)	1,178	Dec. 2024	Oct. 2026	10	2.8%	115,411	42,607	72,804	7.8%	8.8%
Fiat Chrysler Automobile (Forsyth, GA)	422	Apr. 2025	Aug. 2026	15	2.8%	78,242	34,326	43,916	6.9%	8.3%
AGCO (Visalia, CA)	115	Jun. 2025	Aug. 2026	12	3.5%	19,567	14,536	5,031	7.0%	8.5%
Palmer Logistics (Midlothian, TX) (e)	270	Jul. 2025	Jul. 2026	12.3	3.5%	32,063	12,875	19,188	7.6%	9.2%

	2,307			12.9	2.7%	345,351	157,820	187,531	7.4%	8.6%
Stabilized industrial:
UNFI (Sarasota, FL)	1,016	Jan. 2023	Sep. 2024	15	2.5%	200,958	200,958	—	7.2%	8.6%
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Nov. 2025	15	3.0%	58,563	54,146	4,417	7.5%	9.3%
Stabilized retail:
7Brew (High Point, NC)	1	Dec. 2024	Feb. 2025	15	1.9%	1,975	1,975	—	8.0%	8.8%
7Brew (Charleston, SC)	1	Feb. 2025	Apr. 2025	15	1.9%	1,729	1,729	—	7.9%	8.8%
7Brew (Jacksonville, FL)	1	Jun. 2025	Nov. 2025	15	1.9%	2,008	1,613	395	8.0%	8.8%

Total / weighted average	3,448			13.8	2.6%	$610,584	$418,241	$192,343	7.4%	8.7%
(a)The period in which we have acquired access to the land and begun physical construction on a property.
(b)Represents our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis.
(c)Represents the estimated costs to be incurred to complete development of each project. We expect to update our estimates upon completion of the project, or sooner if there are any significant changes to expected costs from quarter to quarter. Excludes capitalized costs consisting of capitalized interest and other acquisition costs.
(d)Calculated by dividing the estimated first year cash yield to be generated on a real estate investment by the Estimated Total Project Investment for the property.
(e)Development represents our common and preferred equity investments in a consolidated joint venture, and excludes amounts attributed to non-controlling interest holders.

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
Rental Rates
Our ability to grow rental revenue from our existing portfolio will depend on our ability to realize the rental escalations built into our leases. As of December 31, 2025, leases contributing approximately 97.6% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average increase of 2.1%. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Approximately 10.9% of our rent escalators are based on an increase in the CPI over a specified period and 2.4% of our leases are flat leases, meaning they do not provide for rent increases during their terms.
Property Dispositions
From time to time, we strategically dispose of properties, primarily when we believe the risk profile has changed and become misaligned with our then current risk-adjusted return objectives or opportunistically when the capital can be redeployed accretively. The resulting gains or losses on dispositions may materially impact our operating results, and the recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market at the time a property is listed for sale.
Lease Renewals and Occupancy
As of December 31, 2025, the ABR weighted average remaining term of our portfolio was approximately 9.6 years, excluding tenant renewal options, and 22 leases, or approximately 3.3% of ABR, will expire during 2026. Approximately 3% of the properties in our portfolio are subject to tenant leases without at least one renewal option. Approximately 70.3% of our ABR was derived from leases that will expire after 2030, and no more than 11.3% of our ABR was derived from leases that expire in any single year up to 2030. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant and are not subject to a lease, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. Our portfolio was 99.8% occupied as of December 31, 2025.
Investment Activity
Our historical growth in revenues and earnings has been achieved through rent escalations associated with existing in-place leases, coupled with rental income generated from accretive property investments. Our ability to grow revenue will depend, to a significant degree, on our ability to identify and complete investment opportunities that meet our investment criteria. Changes in capitalization rates, interest rates, or other factors may impact our investment opportunities in the future. Market conditions may also impact the total returns we can achieve on our investments. Our investment volume also depends on our ability to access third-party debt and equity financing or our ability to recycle capital through property dispositions.
Net Lease Terms
Substantially all of our leases are net, pursuant to which our tenant generally is obligated to pay most recurring expenses associated with the leased property including real estate taxes, insurance, maintenance, and repairs. The remaining leases generally require that we pay some property expenses such as real estate taxes, insurance, or certain repairs and maintenance. Additionally, we seek to use master lease structures when possible, pursuant to which we lease multiple properties to a single tenant on an all or none basis. Master leases strengthen our ability to preserve rental revenue and prevent costs associated with vacancies for underperforming properties. As of December 31, 2025, master leases contributed 64.9% of the ABR associated with multi-site tenants (379 of 658 properties), and 38.6% of our overall ABR (379 of our 771 properties).
Interest Expense
We anticipate that we will continue to incur debt to fund future investment activity, which will increase the amount of interest expense we incur. In addition, although we attempt to limit our total floating-rate debt exposure, changes in the interest rate environment could either increase or decrease our weighted average interest rate in the future. As of December 31, 2025, 87.2% of our $2.5 billion of debt is fixed through fixed rates and $943.0 million of interest rate swap notional. As interest rate swaps mature, we will be subject to interest rate risk from changes in rates on our floating-rate debt to the extent we do not enter into new interest rate swaps. Any changes to our debt structure or debt financing associated with property investments, could materially influence our operating results depending on the terms of any such debt. Our current investment grade credit ratings are ‘BBB’ from S&P Global Ratings (“S&P”) and ‘Baa2’ from Moody’s Investors Service (“Moody’s”), which allow us to take advantage of the lower cost of debt. However, a downgrade in our credit rating, or interest rate change due to governmental monetary and tax policies, domestic and international economic and political conditions, or other factors beyond our control, could also increase the amount of interest we pay under our debt agreements.
General and Administrative Expenses
Our general and administrative expenses primarily consist of employee compensation and related costs, third party legal, accounting, and consulting expenses, travel and entertainment, and general office expenses.
Impact of Inflation
Our leases with tenants of our properties are long-term in nature, with a current weighted average remaining lease term of 9.6 years as of December 31, 2025. To mitigate the impact of inflation on our fixed revenue streams, we have implemented limited escalation clauses in our leases. As of December 31, 2025, substantially all of our leases had contractual rent escalations, with an ABR weighted average increase of 2.1%. A majority of our leases have fixed annual rent increases or periodic escalations over the term of the lease (e.g., a 10% increase every five years), and the remaining portion has annual rent escalations based on increases in the CPI. These lease escalations mitigate the risk of fixed revenue streams in the case of an inflationary economic environment, and provide increased return in otherwise stable market conditions. As a majority of our portfolio has fixed lease escalations, we are limited in our same store rental revenue inflation protection.
Our focus on single-tenant, net leases also mitigates the potential impact of fluctuations in the cost of services and maintenance as a result of inflation. For a portion of our portfolio, we have leases that are not fully net, and, therefore, we bear certain responsibilities for the maintenance and structural component replacements (e.g., roof, structure, or parking lot) that may be required in the future, although the tenants are still required to pay all operating expenses associated with the property (e.g., real estate taxes, insurance, and maintenance and repair). Inflation and increased costs may have an adverse impact to our tenants and their creditworthiness if the increase in costs are greater than their increase in revenue. Where we cannot implement a net lease, we attempt to limit our exposure to inflation through the use of warranties and other remedies that reduce the likelihood of a significant capital outlay.
Although contractual risk‑mitigation provisions and budget contingencies help reduce our exposure to inflation on in-process build‑to‑suit developments, our construction projects remain subject to potential cost overruns that could increase total project costs and adversely affect expected investment yields. To further manage these risks, we utilize a number of protective measures in our build-to-suit arrangements, including contingencies, allowances, guaranteed maximum price contracts and change orders with Tenants. We generally seek to lock in material and labor pricing through guaranteed maximum price contracts, which shift a portion of the inflationary cost risk to our general contractors and development partners. Where appropriate, our agreements permit us to pass certain cost increases thru to tenants or to change project scopes to minimize cost impacts. These strategies help mitigate the potential impact of inflation on construction costs; however, sudden, significant or sustained inflationary pressures could still adversely affect our development yields and returns if such costs are not allowed to be passed through to the general contractor, developer or tenant or to be absorbed by contingency in the project budget.
Tenant Bankruptcies
Adverse economic conditions, particularly those that affect the markets in which our properties are located or downturns in our tenants’ industries, could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenants and maintain our portfolio’s occupancy.
Impairments
We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made as to if and when impairment should be taken. If our strategy, or one or more of the assumptions described above, changes in the future, we may have to recognize an impairment. Indications of a tenant’s inability to continue as a going concern, plans to vacate the property upon lease expiration, changes in our view or strategy relative to a tenant’s business or industry, or changes in our long-term hold strategies, could each be indicative of an impairment triggering event. For the year ended December 31, 2025, we recognized $39.7 million of impairment due to a change in our long-term hold strategy for 19 properties.

Results of Operations
Discussion of our Results of Operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 was previously filed in our Annual Report on Form 10-K for the year ended December 31, 2024. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations—Year Ended December 31, 2024 Compared to Year Ended year ended December 31, 2023.”
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Lease revenues, net

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Contractual rental amounts billed for operating leases	$408,794	$388,074	$20,720	5.3%
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,269	22,163	106	0.5%
Net write-offs of accrued rental income	(4,086)	(2,556)	(1,530)	59.9%
Variable rental amounts earned	3,340	2,999	341	11.4%
Earned income from direct financing leases	2,707	2,748	(41)	(1.5%)
Interest income from sales-type leases	828	58	770	1327.6%
Operating expenses billed to tenants	20,629	20,693	(64)	(0.3%)
Other income from real estate transactions (a)	574	2,039	(1,465)	(71.8%)
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(917)	(4,418)	3,501	(79.2%)
Total lease revenues, net	$454,138	$431,800	$22,338	5.2%
The increase in Lease revenues, net was primarily attributable to increased contractual rents related to rent escalations and growth in our real estate portfolio, specifically through recognizing a full year of rental revenue for all property acquisitions, revenue generating capital expenditures, and development stabilizations made in 2024. This was partially offset by the reductions of revenues associated with property dispositions. During the year ended December 31, 2025, we invested $438.2 million in new property acquisitions and revenue generating capital expenditures at a weighted average cash capitalization rate of 7.0%, and reached stabilization on a $54.1 million industrial build-to-suit development at a cash capitalization rate of 7.5%. During the year ended December 31, 2024, we invested $237.3 million in new property acquisitions and revenue generating capital expenditures at a weighted average initial cash capitalization rate of 7.3%, and reached stabilization on a $201.0 million build-to-suit development at a cash capitalization rate of 7.2%.
Operating Expenses

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Operating expenses
Depreciation and amortization	$164,086	$156,179	$7,907	5.1%
Property and operating expense	22,971	24,741	(1,770)	(7.2%)
General and administrative	38,883	37,986	897	2.4%
Provision for impairment of investment in rental properties	39,734	49,001	(9,267)	(18.9%)
Total operating expenses	$265,674	$267,907	$(2,233)	(0.8%)
Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2025 was primarily due to an increase in net investment activity during 2025, as well as properties acquired and developments stabilized in the previous year having a full year’s worth of depreciation in the current year.

Property and operating expense
The decrease in property and operating expenses for the year ended December 31, 2025 was primarily due to a decrease in non-reimbursable property expenses for two properties that were re-leased and sold at the beginning of 2025 and end of 2024, respectively.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for their respective periods:

	Year ended December 31,
(in thousands, except number of properties)	2025	2024
Number of properties	19	18
Carrying value prior to impairment charge	$127,542	$146,811
Fair value	87,808	97,810
Impairment charge	$39,734	$49,001
During the year ended December 31, 2025, we recognized $39.7 million of impairment on our investments in rental properties, primarily from changes in the Company’s long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties and primarily included a $14.6 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances. The remaining impairments recognized during the year ended December 31, 2025 were not material.
Other income (expenses)

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2025	2024	$	%
Other income (expenses)
Interest income	$389	$994	$(605)	(60.9%)
Interest expense	(94,467)	(74,077)	20,390	27.5%
Gain on sale of real estate	12,601	73,153	(60,552)	(82.8%)
Income taxes	(1,154)	(1,175)	21	(1.8%)
Other (expenses) income	(6,417)	6,201	(12,618)	> 100.0%
Interest expense
The increase in interest expense during the year ended December 31, 2025 was primarily due to the termination of interest rate swap agreements with an aggregate termination value of $6.7 million, which resulted in $6.1 million of accumulated losses held in Other comprehensive income to Interest expense. Additionally, interest expense increased due to an increase in total borrowings on our variable-rate Revolving Credit Facility, an additional $100.0 million of term debt outstanding, and the completion of our $350.0 million 5.00% senior unsecured notes, the proceeds of which were used to fund acquisitions and paydown the Revolving Credit Facility during 2025.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the year ended December 31, 2025, we recognized a gain of $12.6 million on the sale of 28 properties, compared to a gain of $73.2 million on the sale of 58 properties during the year ended December 31, 2024.
Other (expenses) income
The increase in other expenses during the year ended December 31, 2025 was primarily due to a $3.7 million unrealized foreign exchange loss recognized on the remeasurement of our $100 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $6.2 million unrealized foreign exchange gain recognized during the year ended December 31, 2024.

Net Income and Net earnings per diluted share

	Year Ended December 31,		Increase/(Decrease)
(in thousands, except per share data)	2025	2024	$	%
Net income	$99,416	$168,989	$(69,573)	(41.2)%
Net earnings per diluted share	0.50	0.86	(0.36)	(41.9)%
The decrease in net income was primarily due to a decrease in the gain on sale of real estate of $60.6 million, an increase in interest expense of $20.4 million, and an increase in other expense of $12.6 million, which was partially offset by an increase in lease revenues, net of $22.3 million.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of December 31, 2025, we had total debt outstanding of $2.5 billion, Net Debt of $2.5 billion, Pro Forma Net Debt of $2.5 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 6.0x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.8x.
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
Liquidity/REIT Requirements
Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire and develop properties, make distributions to our stockholders, and fund other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and investment of additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital and proceeds from selective property dispositions.
Short-term Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund build-to-suit developments, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property-level costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from selective property dispositions.
As detailed in the contractual obligations table below, we have approximately $383.4 million of expected obligations due throughout 2026, consisting of $197.6 million of commitments to fund investments, $107.8 million of projected interest expense, $59.5 million of dividends declared, $16.8 million of mortgage payments and amortization, and $1.5 million of lessee obligations. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our Revolving Credit Facility. At December 31, 2025, we have $723.5 million of available capacity under our Revolving Credit Facility.
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
We expect to meet our long-term liquidity requirements primarily from borrowings under our Revolving Credit Facility, future debt and equity financings, and proceeds from selective property dispositions. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, that are outside of our control. In addition, our success will depend on our operating performance, our borrowing restrictions, our degree of leverage, and other factors. Our acquisition growth strategy significantly depends on our ability to obtain acquisition financing on favorable terms. We seek to reduce the risk that long-term debt capital may be unavailable to us by strengthening our balance sheet by investing in real estate with creditworthy tenants and lease guarantors, and by maintaining an appropriate mix of debt and equity capitalization. We also, from time to time, obtain or assume non-recourse mortgage financing from banks and insurance companies secured by mortgages on the corresponding specific property subject to limitations imposed by our Revolving Credit Facility covenants and our investment grade credit rating.
Equity Capital Resources
Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. After considering the shares sold subject to forward sale agreements, we have $348.6 million of capacity remaining under the ATM Program as of December 31, 2025.
Our public offerings have been used to repay debt, to fund investments, and for other general corporate purposes.
As we continue to invest in accretive real estate properties, we expect to balance our debt and equity capitalization, while maintaining a Leverage Ratio below 6.0x on a sustained basis.

Unsecured Indebtedness and Capital Markets Activities as of and for the Year Ended December 31, 2025
The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at December 31, 2025.

(in thousands, except interest rates)	Outstanding Balance	Interest Rate		Maturity Date
Revolving Credit Facility	$266,036	applicable reference rate + 0.85%	(a)	Mar. 2029	(d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple SOFR + 0.95%	(b)	Aug. 2027
2028 Unsecured Term Loan	500,000	one-month SOFR + 0.95%	(c)	Mar. 2028	(e)
2029 Unsecured Term Loan	300,000	daily simple SOFR + 0.95%	(b)	Feb. 2029	(f)
Total unsecured term loans	1,000,000
Unamortized debt issuance costs, net	(5,781)
Total unsecured term loans, net	994,219
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%		Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%		Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%		Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%		Sep. 2031
2032 Senior Unsecured Public Notes	350,000	5.00%		Nov. 2032
Total senior unsecured notes	1,200,000
Unamortized debt issuance costs and original issuance discounts, net	(9,262)
Total senior unsecured notes, net	1,190,738
Total unsecured debt	$2,450,993
(a)At December 31, 2025, a balance of $193.0 million was subject to daily simple SOFR. At December 31, 2025, the balance includes $100.0 million CAD borrowings remeasured to $73.0 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average (“CORRA”) of 2.30%.
(b)At December 31, 2025, overnight SOFR was 3.87%.
(c)At December 31, 2025, one-month SOFR was 3.69%.
(d)Our Revolving Credit Facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(e)The 2028 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
(f)The 2029 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.10% of the aggregate principal amount of the loans outstanding under the 2029 term loan facility.
Revolving Credit Facility
Our Revolving Credit Facility has a $1.0 billion capacity with a maturity date of March 2029 and contains two six-month extension options, subject to certain conditions, including the payment of an extension fee equal to 0.0625%. In addition to USD, borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros, or CAD up to an aggregate amount of $500.0 million. Borrowings under the Revolving Credit Facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin of 0.85% based on our current credit ratings of ‘BBB’ and ‘Baa2’ from S&P and Moody’s, respectively. In addition, the Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on our credit rating. The applicable facility fee is 0.20% per annum. The Company may issue letters of credit up to $20.0 million under the Revolving Credit Facility. At December 31, 2025, the Company had a $10.5 million standby letter of credit outstanding, which reduces the borrowing capacity under the facility. The letter of credit primarily supports the Company’s build-to-suit transactions.
2027 Unsecured Term Loan and 2029 Unsecured Term Loan
Borrowings under the 2027 Unsecured Term Loan and 2029 Unsecured Term Loan bear interest at variable rates based on daily simple SOFR plus a margin based on our credit rating ranging between 0.80% and 1.60% per annum. The 2029 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.10% of the aggregate principal amount of the loans outstanding under the 2029 term loan facility.
2028 Unsecured Term Loan
Borrowings under the 2028 Unsecured Term Loan are subject to interest at variable rates based on one-month SOFR plus a margin based on our credit rating ranging between 0.80% and 1.60% based on our credit rating. The 2028 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
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
2032 Senior Unsecured Public Notes
Borrowings under the 2032 Senior Unsecured Public Notes are subject to interest only, semi-annual payments at a fixed rate of 5.00% per annum and mature in November 2032.
Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of December 31, 2025, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.
Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of December 31, 2025 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (d)	Dividends (e)	Commitments to Fund Investments (f)	Lessee Obligations (g)	Total
2026	$—	$16,843	$—		$—	$107,838	$59,513	$197,640	$1,523	$383,357
2027	—	1,596	200,000		150,000	95,617		—	1,469	448,682
2028	—	38,278	500,000	(b)	225,000	64,496		—	1,352	829,126
2029	266,036	—	300,000	(c)	—	40,981			1,412	608,429
2030	—	—	—		100,000	30,010			1,447	131,457
Thereafter	—	—	—		725,000	39,676			32,693	797,369
Total	$266,036	$56,717	$1,000,000		$1,200,000	$378,618	$59,513	$197,640	$39,896	$3,198,420
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
(c)Our 2029 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.10% of the aggregate principal amount of the loans outstanding under the 2029 term loan facility.
(d)Interest expense is projected based on the outstanding borrowings and interest rates in effect as of December 31, 2025. This amount includes the impact of interest rate swap agreements.
(e)Amounts include dividends declared as of December 31, 2025 of $0.29 per common share and OP Unit. Future undeclared dividends have been excluded.

(f)Amounts include acquisitions under control, defined as acquisitions under contract or executed letter of intent, commitments to fund revenue generating capital expenditures, and both current in-process developments and under control development opportunities.
(g)Represents our contractual lease obligations as a lessee, primarily including our corporate headquarters and ground leases at our rental properties or properties under development. Our tenants are responsible for paying the rent under these ground leases at our stabilized assets. In the event our tenant fails to pay the ground lease rent, we are primarily responsible.
At December 31, 2025, investment in rental property with a net book value of $81.0 million was pledged as collateral against the Company’s mortgages.
In the normal course of business, we enter into various types of commitments to purchase real estate properties. These commitments are generally subject to our customary due diligence process and, accordingly, a number of specific conditions must be met before we are obligated to purchase the properties.
Additionally, we are a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the internalization of our management in February 2020. The tax protection agreements require us to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. Based on values as of December 31, 2025, taxable sales of the applicable properties would trigger liability under the three agreements of approximately $20.4 million. Based on information available, we do not believe that the events resulting in liability as detailed above have occurred or are likely to occur in the foreseeable future. Accordingly, we have excluded these commitments from the contractual commitments table above.
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
We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of December 31, 2025, we had 27 effective interest rate swaps with an aggregate notional amount of $943.0 million. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
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

Cash Flows
Cash and cash equivalents and restricted cash totaled $33.6 million, $16.0 million, and $20.6 million at December 31, 2025, 2024, and 2023, respectively. The table below shows information concerning cash flows for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$299,496	$276,253	$271,074
Net cash (used in) provided by investing activities	(675,273)	(59,703)	24,338
Net cash provided by (used in) financing activities	393,426	(221,189)	(334,820)
Increase (decrease) in cash and cash equivalents and restricted cash	$17,649	$(4,639)	$(39,408)
The increase in net cash provided by operating activities during the year ended December 31, 2025 as compared to 2024 was mainly due to increased contractual rents related to rent escalations and growth in our real estate portfolio. The increase in net cash provided by operating activities during the year ended December 31, 2024 as compared to 2023 was mainly due to a decrease in interest expense.
The increase in net cash used in investing activities during the year ended December 31, 2025 as compared to 2024 was mainly due to increased investment volume. The increase in net cash used in investing activities during the year ended December 31, 2024 as compared to 2023 was mainly due to increased investment volume, partially offset by proceeds from disposition activity.
The increase in net cash provided by financing activities during the year ended December 31, 2025 as compared 2024, mainly reflects an increase in net proceeds from unsecured term loans, senior unsecured notes, and Revolving Credit Facility. The decrease in net cash used in financing activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023, mainly reflects an increase in net borrowings on the Revolving Credit Facility and increased distributions paid to shareholders in 2024 as compared to 2023.
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
We compute Adjusted Funds From Operations (“AFFO”), by adjusting Core FFO for certain revenues and expenses that are non-cash or unique in nature, including straight-line rents, amortization of lease intangibles, adjustment to provision for credit losses, amortization of debt issuance costs, adjustment to provision for credit losses, amortization of net mortgage premiums, non-capitalized transaction costs such as acquisition costs related to deals that failed to transact, loss on interest rate swaps and other non-cash interest expense, deferred taxes, stock-based compensation, and other specified non-cash items. We believe that excluding such items assists management and investors in distinguishing whether changes in our operations are due to growth or decline of operations at our properties or from other factors. We use AFFO as a measure of our performance when we formulate corporate goals and as a factor in determining management compensation. We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash revenues or expenses.
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
The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$99,416	$168,989	$163,312
Real property depreciation and amortization	163,752	155,844	158,346
Gain on sale of real estate	(12,601)	(73,153)	(54,310)
Provision for impairment on investment in rental properties	39,734	49,001	31,274
FFO	$290,301	$300,681	$298,622
Net write-offs of accrued rental income	4,089	2,676	4,458
Other non-core income from real estate transactions (a)	(348)	(2,070)	(7,500)
Cost of debt extinguishment	166	—	3
Severance and employee transition costs	55	385	1,622
Other (income) expenses (b)	6,252	(6,201)	1,678
Core FFO	$300,515	$295,471	$298,883
Straight-line rent adjustment	(21,591)	(21,652)	(26,736)
Adjustment to provision for credit losses	(13)	(17)	(10)
Amortization of debt issuance costs	5,488	3,932	3,938
Amortization of net mortgage premiums	—	—	(78)
Non-capitalized transaction costs	541	951	—
Loss on interest rate swaps and other non-cash interest expense	6,139	209	1,884
Amortization of lease intangibles (c)	(4,470)	(4,413)	(5,846)
Stock-based compensation	9,597	7,355	5,972
Deferred taxes	75	155	(282)
AFFO	$296,281	$281,991	$277,725
(a)Amount includes $0.4 million, $1.2 million, and $7.5 million in lease termination fees for the years end December 31, 2025, 2024, and 2023, respectively, and $0.9 million in income for the settlement of a permanent land easement for an insignificant portion of two properties during the year ended December 31, 2024.
(b)Amount includes $3.7 million, ($6.2) million, and $1.7 million of unrealized foreign exchange (gain) loss for the years ended December 31, 2025, 2024, and 2023, respectively, primarily associated with our Canadian dollar denominated Revolver Credit Facility borrowings, and a $2.5 million write-off of a non-real estate note receivable during the year ended December, 31, 2025.
(c)Amount includes $1.5 million of accelerated amortization of lease intangibles for an early lease termination of a property during the year ended December 31, 2023.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended December 31,
(in thousands)	2025	2024	2023
Net income	$35,028	$27,607	$6,797
Depreciation and amortization	41,768	42,987	39,278
Interest expense	25,051	19,565	18,972
Income taxes	392	527	(268)
EBITDA	$102,239	$90,686	$64,779
Provision for impairment of investment in rental properties	4,667	17,690	29,801
Gain on sale of real estate	(8,371)	(8,197)	(6,270)
EBITDAre	$98,535	$100,179	$88,310
Adjustment for current quarter acquisition activity (a)	1,821	28	153
Adjustment for current quarter disposition activity (b)	(286)	(11)	(156)
Adjustment to exclude non-recurring expenses (income) (c)	2,515	348	128
Adjustment to exclude net write-offs of accrued rental income	1,103	120	4,161
Adjustment to exclude realized/unrealized foreign exchange loss (gain)	1,282	(4,699)	1,453
Adjustment to exclude other income from real estate transactions (d)	(392)	(1,183)	—
Adjusted EBITDAre	$104,578	$94,782	$94,049
Estimated revenues from developments (e)	2,867	334	—
Pro Forma Adjusted EBITDAre	$107,445	$95,116	$94,049
Annualized EBITDAre	$394,140	$400,716	$353,240
Annualized Adjusted EBITDAre	$418,312	$379,128	$376,196
Pro Forma Annualized Adjusted EBITDAre	$429,780	$380,464	$376,196
(a)Reflects an adjustment to give effect to all investments during the quarter as if they had been made as of the beginning of the quarter.
(b)Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)Amount includes a $2.5 million write-off of a non-real estate note receivable for the three months ended December 31, 2025. Amount includes $0.2 million accelerated lease intangible amortization and $0.1 million of severance and employee transition costs for the three months ended December 31, 2024. Amount includes $0.1 million of severance and employee transition costs for the three months ended December 31, 2023.
(d)Amount includes lease termination fees during the three months ended December 31, 2025 and 2024.
(e)Represents estimated contractual revenues based on in-process development spend to-date.

Net Debt, Pro Forma Net Debt, Net Debt to Annualized EBITDAre, Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre
We define Net Debt as gross debt (total reported debt plus debt issuance costs and original issuance discount) less cash and cash equivalents and restricted cash. Our Pro Forma Net Debt is defined as Net Debt adjusted for estimated net proceeds from unsettled forward sale agreements as if they have been settled for cash as of the period presented. We believe that the presentation of Net Debt to Annualized EBITDAre and Net Debt to Annualized Adjusted EBITDAre is useful to investors and analysts because these ratios provide information about gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using EBITDAre, and is used in communications with lenders and rating agencies regarding our credit rating. The following table reconciles total debt (which is the most comparable GAAP measure) to Net Debt, Pro Forma Net Debt, and presents the ratios of Net Debt to Annualized EBITDAre, Net Debt to Annualized Adjusted EBITDAre, and Pro Forma Net Debt to Annualized Adjusted EBITDAre, respectively:

	As of December 31,
(in thousands)	2025	2024
Debt
Revolving Credit Facility	$266,036	$93,014
Unsecured term loans, net	994,219	897,201
Senior unsecured notes, net	1,190,738	846,064
Mortgages, net	56,689	76,846
Debt issuance costs	15,072	6,802
Gross Debt	2,522,754	1,919,927
Cash and cash equivalents	(30,540)	(14,845)
Restricted cash	(3,102)	(1,148)
Net Debt	$2,489,112	$1,903,934
Estimated net proceeds from forward equity agreements (a)	(10,964)	(38,514)
Pro Forma Net Debt	$2,478,148	$1,865,420

Leverage Ratios:
Net Debt to Annualized EBITDAre	6.3x	4.8x
Net Debt to Annualized Adjusted EBITDAre	6.0x	5.0x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.8x	4.9x
(a)Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” contained in Item 8. “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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
We use multiple sources to estimate fair value, including information obtained about each property from our pre-acquisition due diligence and our marketing and leasing activities. Factors that impact our fair value determination include real estate market conditions, tenant industry conditions, and characteristics of the real estate and/or real estate appraisals. Changes in any of these factors could impact the future purchase prices of our investments and the corresponding capitalization rates recognized.
The estimated fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant. The "if vacant" value is then allocated to land and land improvements, buildings, and equipment based on comparable sales and other relevant information with respect to the property, as estimated by management. Specifically, the “if vacant” value of buildings and equipment is calculated using an income approach. Assumptions used in the income approach to value the buildings include: capitalization and discount rates, lease-up time, market rents, make ready costs, land value, and land improvement value.
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
Long-lived Asset Impairment
We review long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value. Significant judgment is made to determine if and when impairment should be taken. Management’s assessment of impairment as of December 31, 2025 was based on the most current information available to management. Certain of our properties may have fair values less than their carrying amounts. However, based on management’s plans with respect to each of those properties, we believe that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If operating conditions deteriorate or if our expected holding period for assets changes, subsequent tests for impairments could result in additional impairment charges in the future.
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

The following table summarizes our impairment charges resulting primarily from changes in our long-term hold strategy with respect to the individual properties:

	Year Ended December 31,
(in thousands, except number of properties)	2025	2024	2023
Number of properties	19	18	4
Carrying value prior to impairment charge	$127,542	$146,811	$62,720
Fair value	87,808	97,810	31,446
Impairment charge	$39,734	$49,001	$31,274
During the year ended December 31, 2025, we recognized $39.7 million of impairment on our investments in rental properties, primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties and primarily included a $14.6 million impairment charge on two healthcare properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances. The remaining impairments recognized during the year ended December 31, 2025 were not material.
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
Management determined that we have one reporting unit, consistent with our segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, our estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity, and consideration of a control premium, if necessary, which includes an analysis of similar market transactions. While we believe the assumptions used to estimate the fair value of our reporting unit are reasonable, changes in these assumptions may have a material impact on our financial results. Based on the results of our annual goodwill impairment test on November 30, 2025, our annual goodwill impairment test date, we concluded that goodwill was not impaired.
Revenue Recognition
We account for leases in accordance with ASC 842, Leases. We commence revenue recognition on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our property-related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased asset(s). In most instances this occurs on the lease commencement date. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.
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
The interest rate swap agreements, designated and qualifying as cash flow hedges, are reported at fair value. Interest rate swaps are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the fair value hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.
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
Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.2 billion and $2.2 billion, respectively, as of December 31, 2025. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt as of approximately $49.6 million as of December 31, 2025.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.3 billion as of December 31, 2025, of which $943.0 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $3.2 million increase or decrease in interest expense annually.
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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of long-lived asset impairment — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
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
We identified the expected holding period used in determining the recoverability of long-lived assets as a critical audit matter because of the subjective judgments made by management to determine the holding period for long-lived assets as part of their impairment analysis. This required a higher degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions, given the inherent unpredictability involved in the timing of sales of long-lived assets.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of the Company’s expected holding periods included the following, among others:
•We obtained an understanding and tested the design and operating effectiveness of the Company’s controls to monitor long-lived assets for events or changes in circumstances that indicate that their carrying amounts may not be recoverable due to a change in the expected holding period.
•We held discussions with the Company’s management and evaluated the reasonableness of management’s assertions regarding the expected holding period of its long-lived assets, more specifically by performing the following:
•Engaged in discussions with senior management, including legal and asset management, and inspected Board of Director meeting minutes regarding the assumptions utilized in determining the expected holding periods.
•Evaluated audit evidence (e.g. hindsight analysis, disposal status report) to determine whether it supported or contradicted the conclusions reached by management.

/s/ Deloitte & Touche LLP

Rochester, New York
February 19, 2026

We have served as the Company’s auditor since 2016.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Accounted for using the operating method:
Land	$781,117	$778,826
Land improvements	373,405	357,142
Buildings and improvements	4,118,578	3,815,521
Equipment	15,281	15,843
Total accounted for using the operating method	5,288,381	4,967,332
Less accumulated depreciation	(772,589)	(672,478)
Accounted for using the operating method, net	4,515,792	4,294,854
Accounted for using the direct financing method	25,497	26,154
Accounted for using the sales-type method	14,405	571
Property under development	265,812	18,784
Investment in rental property, net	4,821,506	4,340,363
Cash and cash equivalents	30,540	14,845
Accrued rental income	178,880	162,717
Tenant and other receivables, net	4,404	3,281
Prepaid expenses and other assets	55,910	41,584
Interest rate swap, assets	18,248	46,220
Goodwill	339,769	339,769
Intangible lease assets, net	268,010	267,638
Total assets	$5,717,267	$5,216,417

Liabilities and equity
Unsecured revolving credit facility	$266,036	$93,014
Mortgages, net	56,689	76,846
Unsecured term loans, net	994,219	897,201
Senior unsecured notes, net	1,190,738	846,064
Interest rate swap, liabilities	1,501	—
Accounts payable and other liabilities	60,081	48,983
Dividends payable	59,513	58,317
Accrued interest payable	13,502	5,837
Intangible lease liabilities, net	41,527	48,731
Total liabilities	2,683,806	2,074,993

Commitments and contingencies (Note 17)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 191,423 and 188,626 shares issued and outstanding at December 31, 2025 and 2024, respectively	48	47
Additional paid-in capital	3,502,380	3,450,584
Cumulative distributions in excess of retained earnings	(620,221)	(496,543)
Accumulated other comprehensive income	19,788	49,657
Total Broadstone Net Lease, Inc. equity	2,901,995	3,003,745
Non-controlling interests	131,466	137,679
Total equity	3,033,461	3,141,424
Total liabilities and equity	$5,717,267	$5,216,417
The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Lease revenues, net	$454,138	$431,800	$442,888

Operating expenses
Depreciation and amortization	164,086	156,179	158,626
Property and operating expense	22,971	24,741	22,576
General and administrative	38,883	37,986	39,425
Provision for impairment of investment in rental properties	39,734	49,001	31,274
Total operating expenses	265,674	267,907	251,901

Other income (expenses)
Interest income	389	994	512
Interest expense	(94,467)	(74,077)	(80,053)
Gain on sale of real estate	12,601	73,153	54,310
Income taxes	(1,154)	(1,175)	(763)
Other (expenses) income	(6,417)	6,201	(1,681)
Net income	99,416	168,989	163,312
Net income attributable to non-controlling interests	(2,921)	(6,548)	(7,834)
Net income attributable to Broadstone Net Lease, Inc.	$96,495	$162,441	$155,478

Weighted average number of common shares outstanding
Basic	188,123	187,454	186,617
Diluted	197,573	196,619	196,315
Net earnings per share attributable to common stockholders
Basic	$0.51	$0.86	$0.83
Diluted	$0.50	$0.86	$0.83

Comprehensive income
Net income	$99,416	$168,989	$163,312
Other comprehensive income
Change in fair value of interest rate swaps	(36,185)	124	(17,293)
Realized loss on interest rate swaps	6,091	209	1,883
Comprehensive income	69,322	169,322	147,902
Comprehensive income attributable to non-controlling interests	(1,635)	(6,552)	(7,070)
Comprehensive income attributable to Broadstone Net Lease, Inc.	$67,687	$162,770	$140,832
The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2023	$47	$3,419,395	$(386,049)	$59,525	$169,587	$3,262,505
Net income	—	—	155,478	—	7,834	163,312
Issuance of 312 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts, and commissions	—	(237)	—	—	—	(237)
Stock-based compensation, net of 23 shares of restricted stock forfeited	—	6,359	—	—	—	6,359
Retirement of 66 shares of common stock under equity incentive plan	—	(1,175)	—	—	—	(1,175)
Conversion of 1,277 OP Units to 1,277 shares of common stock	—	21,235	—	—	(21,235)	—
Distributions declared ($1.120 per share and OP Unit)	—	—	(210,160)	—	(10,853)	(221,013)
Change in fair value of interest rate swap agreements	—	—	—	(16,439)	(854)	(17,293)
Realized loss on interest rate swap agreements	—	—	—	1,793	90	1,883
Adjustment to non-controlling interests	—	(4,938)	—	4,407	531	—
Balance, December 31, 2023	47	3,440,639	(440,731)	49,286	145,100	3,194,341
Net income	—	—	162,441	—	6,548	168,989
Issuance of 893 shares of common stock under equity incentive plan	—	116	—	—	—	116
Offering costs, discounts, and commissions	—	(782)	—	—	—	(782)
Contributions from non-controlling interests	—	—	—	—	1,000	1,000
Stock-based compensation, net of 92 shares of restricted stock forfeited	—	7,355	—	—	—	7,355
Retirement of 71 shares of common stock under equity incentive plan	—	(1,040)	—	—	—	(1,040)
Conversion of 282 OP Units to 282 shares of common stock	—	4,544	—	—	(4,544)	—
Distributions declared ($1.155 per share and OP Unit)	—	—	(218,253)	—	(10,635)	(228,888)
Change in fair value of interest rate swap agreements	—	—	—	129	(5)	124
Realized loss on interest rate swap agreements	—	—	—	200	9	209
Adjustment to non-controlling interests	—	(248)	—	42	206	—
Balance, December 31, 2024	47	3,450,584	(496,543)	49,657	137,679	3,141,424
Net income	—	—	96,495	—	2,921	99,416
Issuance of 2,542 shares of common stock	1	38,904	—	—	—	38,905
Offering costs, discounts, and commissions	—	(960)	—	—	—	(960)
Contributions from non-controlling interests	—	—	—	—	6,754	6,754
Stock-based compensation, net of nine shares of restricted stock forfeited	—	9,597	—	—	—	9,597
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 350 OP Units to 350 shares of common stock	—	5,514	—	—	(5,514)	—
Distributions declared ($1.160 per share and OP Unit)	—	—	(220,173)	—	(9,962)	(230,135)
Change in fair value of interest rate swap agreements	—	—	—	(34,641)	(1,544)	(36,185)
Realized loss on interest rate swap agreements	—	—	—	5,833	258	6,091
Adjustment to non-controlling interests	—	187	—	(1,061)	874	—
Balance, December 31, 2025	$48	$3,502,380	$(620,221)	$19,788	$131,466	$3,033,461
The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$99,416	$168,989	$163,312
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	159,616	151,765	152,781
Provision for impairment of investment in rental properties	39,734	49,001	31,274
Amortization of debt issuance costs and original issuance discounts charged to interest expense	5,488	3,932	3,860
Stock-based compensation expense	9,597	7,355	6,359
Settlement of interest rate swaps	(6,712)	—	—
Straight-line rent, direct financing and sales-type lease adjustments	(17,502)	(18,975)	(22,278)
Gain on sale of real estate	(12,601)	(73,153)	(54,310)
Other non-cash items	8,991	(10,629)	(757)
Changes in assets and liabilities:
Tenant and other receivables	(1,122)	(1,742)	780
Prepaid expenses and other assets	2,456	480	(352)
Accounts payable and other liabilities	4,470	(905)	(8,226)
Accrued interest payable	7,665	135	(1,369)
Net cash provided by operating activities	299,496	276,253	271,074

Investing activities
Acquisition of rental property	(434,194)	(288,577)	(27,738)
Investment in property under development including capitalized interest of $5,271, $3,871, and $1,469 in 2025, 2024 and 2023, respectively	(303,731)	(108,481)	(96,756)
Capital expenditures and improvements	(29,706)	(16,795)	(46,252)
Proceeds from disposition of rental property, net	93,550	354,350	194,959
Change in deposits on investments in rental property	(1,192)	(200)	125
Net cash (used in) provided by investing activities	(675,273)	(59,703)	24,338

Financing activities
Proceeds from issuance of common stock, net of $870, $996, and $180 of offering costs, discounts, and commissions in 2025, 2024 and 2023, respectively	37,930	(996)	(180)
Contributions from non-controlling interests	4,381	1,000	—
Borrowings on senior unsecured notes and unsecured term loans	844,841	—	—
Principal payments on mortgages and unsecured term loans	(420,195)	(2,260)	(7,503)
Borrowings on unsecured revolving credit facility	803,300	256,500	215,500
Repayments on unsecured revolving credit facility	(633,800)	(248,000)	(324,000)
Cash distributions paid to stockholders	(218,775)	(216,760)	(207,522)
Cash distributions paid to non-controlling interests	(10,064)	(10,673)	(11,115)
Debt issuance costs paid	(14,192)	—	—
Net cash provided by (used in) financing activities	393,426	(221,189)	(334,820)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,649	(4,639)	(39,408)
Cash and cash equivalents and restricted cash at beginning of period	15,993	20,632	60,040
Cash and cash equivalents and restricted cash at end of period	$33,642	$15,993	$20,632

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$14,845	$19,494	$21,789
Restricted cash at beginning of period	1,148	1,138	38,251
Cash and cash equivalents and restricted cash at beginning of period	$15,993	$20,632	$60,040

Cash and cash equivalents at end of period	$30,540	$14,845	$19,494
Restricted cash at end of period	3,102	1,148	1,138
Cash and cash equivalents and restricted cash at end of period	$33,642	$15,993	$20,632
The accompanying notes are an integral part of these consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At December 31, 2025, the Company owned a diversified portfolio of 771 individual commercial properties with 764 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
The following table summarizes the outstanding equity and economic ownership interest of the Company:

	December 31, 2025			December 31, 2024			December 31, 2023
(in thousands)	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	191,423	8,296	199,719	188,626	8,646	197,272	187,614	8,928	196,542
Percent ownership of OP	95.8%	4.2%	100.0%	95.6%	4.4%	100.0%	95.5%	4.5%	100.0%
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

When the Company obtains an economic interest in an entity, the entity is evaluated to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the entity. The accounting guidance for consolidation of VIEs is applied to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement may cause us to consider an entity a VIE. The contractual arrangements in a partnership agreement or other related contracts are reviewed to determine whether the entity is a VIE, and if the Company has variable interests in the VIE. The Company’s variable interests are then compared to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE. A primary beneficiary: (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company reassesses the initial evaluation of whether an entity is a VIE when certain events occur and reassesses the primary beneficiary determination of a VIE on an ongoing basis based on current facts and circumstances. To the extent the Company has a variable interest in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

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

From time to time, the Company acquires properties using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. EATs are classified as VIEs as they are “thinly capitalized” entities. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT’s economic performance and can collapse the reverse 1031 exchange structure at its discretion. The assets of the EAT primarily consist of leased property (net real estate investment in rental property and lease intangibles).

The Company invests in various entities in exchange for ownership interests. Each of these investments is a VIE in which the Company is considered the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE. As a result, the Company consolidates these VIEs. At December 31, 2025 and 2024, the Company had six and one consolidated VIEs, respectively.

The following table presents a summary of selected financial data of the consolidated VIEs included in the Consolidated Balance Sheets:

	December 31,
(in thousands)	2025	2024
Assets
Accounted for using the operating method:
Land	$7,644	$7,644
Land improvements	2,707	2,578
Buildings and improvements	40,664	39,899
Total accounted for using the operating method	51,015	50,121
Less accumulated depreciation	(2,131)	(821)
Accounted for using the operating method, net	48,884	49,300
Property under development	114,094	—
Investment in rental property, net	162,978	49,300
Intangible lease assets, net	2,097	3,243
Other assets	17,825	3,248
Total assets	$182,900	$55,791

Liabilities
Intangible lease liabilities, net	425	512
Other liabilities	1,925	467
Total liabilities	$2,350	$979
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

	December 31,
(in thousands)	2025	2024
Development, construction and improvement costs	$261,541	$18,725
Capitalized interest	4,271	59
Property under development	$265,812	$18,784

	For the Year Ended December 31,
(in thousands)	2025	2024
Investment in properties under development, excluding capitalized costs	$294,649	$104,624
Capital expenditures funded after substantial completion	18,114	10,840
Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment as of December 31, 2025, 2024, and 2023, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

	For the Year Ended December 31,
(in thousands, except number of properties)	2025	2024	2023
Number of properties	19	18	4
Impairment charge	$39,734	$49,001	$31,274
During the year ended December 31, 2025, the Company recognized impairment of $39.7 million, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments were based on actual and expected sales prices of individual properties and includes a $14.6 million impairment charge on two healthcare properties. The remaining impairments recognized during the year ended December 31, 2025 were not material.

During the year ended December 31, 2024, the Company recognized impairment of $49.0 million, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The 2024 impairments primarily relate to the Company’s decision to sell clinically-oriented healthcare properties and include $41.7 million on 16 clinical healthcare properties, which were based on actual or estimated sales prices of the individual properties. Of these properties, 11 were sold as part of a portfolio with a gain of $59.1 million, excluding any impairment. The remaining impairments recognized during the year ended December 31, 2024 were not material.
During the year ended December 31, 2023, the Company recognized an impairment charge of $26.4 million on a healthcare property due to changes in the tenant’s ability to perform under the lease agreement, leading to a change in management’s long-term hold strategy and desire to sell in the near term. The fair value measurement was determined using a range of significant unobservable inputs, including a third-party appraisal, broker market information, and recent comparable vacant sales transactions. The remaining impairments recognized during the year ended December 31, 2023 were not material.

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
For properties classified as held for sale, the Company suspends depreciation and amortization of the related assets and liabilities, including the acquired in-place lease and above- or below-market lease intangibles, as well as straight-line revenue recognition of the associated lease, and records the investment in rental property at the lower of cost or net realizable value. The assets and liabilities associated with the properties classified as held for sale are presented separately in the Consolidated Balance Sheets for the most recent reporting period. At December 31, 2025 and 2024, the Company did not have any properties that met the held for sale criteria.
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
The Company presents discontinued operations if disposals of properties represent a strategic shift in operations. Those strategic shifts would need to have a major effect on the Company’s operations and financial results in order to meet the definition. For the years ended December 31, 2025, 2024, and 2023, the Company did not have property dispositions that qualified as discontinued operations.
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

	December 31,
(in thousands)	2025	2024
Escrow funds and other	$3,102	$1,148
Revenue Recognition
The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s property related contracts are or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date or the substantial completion date for development properties. At the time of lease assumption or at the inception of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.
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
The Company determined that it has one reporting unit, consistent with its segment reporting analysis, which includes the acquisition, leasing, and ownership of net leased properties (i.e., the consolidated entity). When necessary to perform the quantitative test for goodwill impairment, the Company’s estimate of fair value is determined using a market approach, leveraging assumptions such as the fair value of our equity inclusive of our consideration of a control premium, if necessary, which includes an analysis of similar market transactions and other quantitative and qualitative factors. While the Company believes the assumptions used to estimate the fair value of its reporting unit are reasonable, changes in these assumptions may have a material impact on the Company’s financial results. Based on the results of its annual goodwill impairment test on November 30, 2025 and 2024, the Company concluded that goodwill was not impaired, and that the fair value of its reporting unit was substantially in excess of carrying value.

Rent Received in Advance
Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Consolidated Balance Sheets. Rent received in advance consisted of the following:

	December 31,
(in thousands)	2025	2024
Rent received in advance	$18,498	$16,616
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
Segment Reporting
The Company currently operates in a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Company’s senior leadership team, which includes the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Treasurer, and the Company’s Senior Vice Presidents. The CODM assesses, measures, and reviews the operating and financial results at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statements of Income and Comprehensive Income. The Company does not evaluate the results of operations based on geography, size, or property type.
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
Recurring Fair Value Measurements
Interest Rate Swap Assets and Liabilities –The Company measures and records its interest rate swap instruments (see Note 9) at fair value, and discloses the fair value of its long-term debt, on a recurring basis.
Interest rate swaps are derivative instruments that have no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using an income approach. Specifically, the fair value of the interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of each instrument. This analysis utilizes observable market data including yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the interest rate swaps are then discounted using calculated discount factors developed based on the overnight indexed swap (“OIS”) curve and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. At December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its interest rate swap valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy.
The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$18,248	$—	$18,248	$—
Interest rate swap, liabilities	(1,501)	—	(1,501)	—

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$46,220	$—	$46,220	$—
Long-term Debt – The fair value of the Company’s debt was estimated using Level 1, Level 2, and Level 3 inputs based on recent secondary market trades of the Company’s senior unsecured public notes, recent comparable financing transactions, recent market risk premiums for loans of comparable quality, Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”), U.S. Treasury obligation interest rates, and discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect the Company’s judgment as to the approximate current lending rates for loans or groups of loans with similar maturities and assumes that the debt is outstanding through maturity. Market information, as available, or present value techniques were utilized to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist on specific loans, it is unlikely that the estimated fair value of any such debt could be realized by immediate settlement of the obligation.

The following table summarizes the carrying amount reported in the Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which includes the fair value of interest rate swaps:

	December 31,
(in thousands)	2025	2024
Carrying amount	$2,522,753	$1,919,927
Fair value	2,564,437	1,794,821
Non-recurring Fair Value Measurements
The Company’s non-recurring fair value measurements at December 31, 2025 and 2024, consisted of the fair value of impaired real estate assets that were determined using Level 2 and Level 3 inputs.
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
The Company is required to file income tax returns with federal, state, and Canadian taxing authorities. At December 31, 2025, the Company’s U.S. federal and state income tax returns remain subject to examination by the respective taxing authorities for the 2022 through 2024 tax years.
The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. The second step is to measure the tax benefit as the largest amount that is likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may or may not accurately forecast actual outcomes.
The Company has determined that it has no uncertain tax positions as of December 31, 2025 and 2024.
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
Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Consolidated Balance Sheets as follows:

		December 31,
(in thousands)	Financial Statement Presentation	2025	2024
Operating leases:
Right-of-use assets	Prepaid expenses and other assets	$9,578	$10,239
Lease liabilities	Accounts payable and other liabilities	9,580	10,186
Financing leases:
Right-of-use assets	Prepaid expenses and other assets	2,221	—
Lease liabilities	Accounts payable and other liabilities	2,729	—
Refer to Note 17 for obligations under operating and finance leases.
Rental Expense
Rental expense associated with operating leases is recorded on a straight-line basis over the term of each lease, for leases that have fixed and measurable rent escalations. The difference between rental expense incurred on a straight-line basis and the cash rental payments due under the provisions of the lease is recorded as part of the right-of-use asset in the accompanying Consolidated Balance Sheets. Rental expense associated with finance leases is recorded as interest expense on the lease liability and amortization expense on the right-of-use asset. Amounts associated with percentage rent provisions based on the achievement of sales targets are recognized as variable rental expense when achievement of the sales targets are considered probable. Ground lease expense for properties that are under development by the Company are capitalized to property under development until the development reaches substantial completion.
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
Earnings per Share
Earnings per common share has been computed pursuant to the guidance in ASC 260, Earnings Per Share, which requires the classification of the Company’s unvested shares of restricted common stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the two-class method, the Company’s calculation of earnings per share excludes the income attributable to the unvested shares of restricted common stock from the numerator of the calculation and the weighted average number of such unvested shares from the denominator. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities in accordance with the treasury stock method and/or if converted method (see Note 14).

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company may elect to apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While this update will result in enhanced disclosures, the Company does not expect it will have a material impact on the Company’s financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 seeks to better align hedge accounting with an entity’s risk management strategies by improving the ability to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance, including any additional disclosures that may be required.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). ASU 2025‑11 clarifies the applicability of the interim reporting guidance in ASC 270, specifies the form and content of interim financial statements and related disclosures, adds a disclosure principle requiring entities to disclose events since the end of the most recent annual reporting period that have a material impact, and improves the organization and navigability of required interim disclosures. The amendments are not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing interim disclosure requirements. ASU 2025‑11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of the guidance, including additional disclosures that may be required.
3. Acquisitions of Rental Property
The Company closed on the following acquisitions during the year ended December 31, 2025:

(in thousands, except number of properties)		Number of Properties	Real Estate Acquisition Price
Date	Property Type
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(a)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
April 24, 2025	Industrial	1	8,500	(a)
May 16, 2025	Industrial	1	54,722
June 4, 2025	Industrial	1	3,400	(b)
June 5, 2025	Retail	1	1,100	(a)
June 12, 2025	Industrial	1	13,700	(a)
June 13, 2025	Industrial	1	20,334	(c)
July 1, 2025	Retail	1	13,069
July 2, 2025	Retail	1	8,265
August 1, 2025	Industrial	1	18,272	(c)
August 6, 2025	Industrial	1	53,803
September 30, 2025	Industrial	1	64,325
October 1, 2025	Industrial	1	70,143
October 22, 2025	Industrial	1	30,076
October 30, 2025	Retail	1	3,950	(a)
November 4, 2025	Industrial	1	24,392	(c)
November 4, 2025	Industrial	1	25,671	(c)
November 19, 2025	Retail	10	16,919
November 21, 2025	Industrial	2	46,285
December 23, 2025	Retail	1	5,700	(a)
December 30, 2025	Retail	1	13,324
		37	$555,449	(d)
(a)Acquisition of land to be developed in connection with a build-to-suit development.
(b)Acquisition of land to be developed in connection with a build-to-suit development. In July 2025, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(c)Acquisition of land by a consolidated VIE in connection with a build-to-suit development (see Note 2).
(d)Acquisition price excludes capitalized acquisition and development costs of $12.4 million.

The Company closed on the following acquisitions during the year ended December 31, 2024:

(in thousands, except number of properties)		Number of Properties	Real Estate Acquisition Price
Date	Property Type
April 4, 2024	Retail	8	$84,500	(e)
April 18, 2024	Industrial & Retail	5	65,000
May 21, 2024	Retail	1	12,590
May 30, 2024	Industrial	5	31,493
June 6, 2024	Industrial	1	9,470
June 24, 2024	Retail	2	14,000
September 3, 2024	Retail	1	10,180
September 5, 2024	Industrial	1	59,000
December 12, 2024	Retail	1	1,050	(f)
December 24, 2024	Industrial	1	2,750	(f)
		26	$290,033	(g)
(e)In April 2024, the Company acquired $52.0 million of real estate assets. In June 2024, the Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(f)Acquisition of land to be developed in connection with a build-to-suit development.
(g)Acquisition price excludes capitalized acquisition costs of $8.3 million.
The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

	December 31,
(in thousands)	2025	2024
Land	$28,976	$56,397
Land improvements	16,695	13,972
Buildings and improvements	348,305	198,173
Property under development	126,268	9,950
Acquired in-place leases (h)	39,220	23,336
Acquired above-market leases (i)	1,947	1,029
Acquired below-market leases (j)	(499)	(4,504)
Right-of-use asset	2,262	—
Lease liability	(2,681)	—
Prepaid expenses & other assets	7,318	—
	$567,811	$298,353
(h)The weighted average amortization period for acquired in-place leases is 14 years and 10 years for acquisitions completed during the years ended December 31, 2025 and 2024, respectively.
(i)The weighted average amortization period for the acquired above-market leases is 15 years and six years for acquisitions completed during the years ended December 31, 2025 and 2024, respectively.
(j)The weighted average amortization period for acquired below-market leases is 11 years and nine years for acquisitions completed during the years ended December 31, 2025 and 2024, respectively.
The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the years ended December 31, 2025 and 2024, qualified as asset acquisitions and as such, acquisition costs were capitalized.
Subsequent to December 31, 2025, the Company closed on the following acquisitions (see Note 18):

(in thousands, except number of properties)
Date	Property Type	Number of Properties	Acquisition Price
February 18, 2026	Retail	1	$2,018

4. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

	For the Year Ended December 31,
(in thousands, except number of properties)	2025	2024	2023
Number of properties disposed	28	58	14
Aggregate sale price	$96,591	$364,059	$200,072
Aggregate carrying value	(83,032)	(285,736)	(140,649)
Additional sales expenses	(958)	(5,170)	(5,113)
Gain on sale of real estate	$12,601	$73,153	$54,310
5. Investment in Rental Property and Lease Arrangements
The Company generally leases its investment rental property to established tenants in the industrial and retail property types. At December 31, 2025, the Company had 771 real estate properties, 760 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and one that was vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property – Operating Leases
Depreciation expense on investment in rental property was as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation	$128,745	$123,684	$123,859
Estimated lease payments to be received under non-cancelable operating leases with tenants at December 31, 2025 are as follows:

(in thousands)
2026	$428,674
2027	416,842
2028	417,615
2029	407,321
2030	381,887
Thereafter	2,962,848
$5,015,187
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

Investment in Rental Property – Direct Financing Leases
The Company’s net investment in direct financing leases is comprised of the following:

	December 31,
(in thousands)	2025	2024
Undiscounted estimated lease payments to be received	$28,699	$31,983
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(17,663)	(20,277)
Reserve for credit losses	(86)	(99)
Net investment in direct financing leases	$25,497	$26,154
Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at December 31, 2025 are as follows:

(in thousands)
2026	$3,357
2027	3,426
2028	3,496
2029	3,561
2030	3,682
Thereafter	11,177
$28,699
The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
Investment in Rental Property – Sales-Type Leases
The Company’s $14.4 million net investment in a sales-type lease is comprised of one lease at December 31, 2025. The lease has $16.9 million of undiscounted estimated lease payments to be received throughout the remaining lease term, which expires in 2027. The Company’s sales-type leases at December 31, 2024 were not material.
Lease Revenues, Net

The following table summarizes amounts reported as Lease revenues, net in the Consolidated Statements of Income and Comprehensive Income:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Contractual rental amounts billed for operating leases	$408,794	$388,074	$388,073
Adjustment to recognize contractual operating lease billings on a straight-line basis	22,269	22,163	27,154
Net write-offs of accrued rental income	(4,086)	(2,556)	(4,266)
Variable rental amounts earned	3,340	2,999	2,277
Earned income from direct financing leases	2,707	2,748	2,752
Interest income from sales-type leases	828	58	58
Operating expenses billed to tenants	20,629	20,693	20,363
Other income from real estate transactions (a)	574	2,039	7,414
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(917)	(4,418)	(937)
Total lease revenues, net	$454,138	$431,800	$442,888
(a)Includes $0.4 million, $1.2 million and $7.5 million of lease termination fee income for the years ended December 31, 2025, 2024, and 2023, respectively.

6. Intangible Assets and Liabilities, and Leasing Fees
The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

	December 31,
(in thousands)	2025	2024
Lease intangibles:
Acquired above-market leases	$41,082	$39,786
Less accumulated amortization	(20,574)	(18,599)
Acquired above-market leases, net	20,508	21,187
Acquired in-place leases	423,920	406,146
Less accumulated amortization	(176,418)	(159,695)
Acquired in-place leases, net	247,502	246,451
Total intangible lease assets, net	$268,010	$267,638
Acquired below-market leases	$91,670	$94,513
Less accumulated amortization	(50,143)	(45,782)
Intangible lease liabilities, net	$41,527	$48,731
Leasing fees	$22,643	$21,781
Less accumulated amortization	(7,760)	(6,495)
Leasing fees, net	$14,883	$15,286
Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)		For the Year Ended December 31,
Intangible	Financial Statement Presentation	2025	2024	2023
Acquired in-place leases and leasing fees	Depreciation and amortization	$34,966	$32,161	$34,487
Above-market and below-market leases	Lease revenues, net	4,474	4,419	5,859
For the years ended December 31, 2025, 2024 and 2023, amortization of all intangible assets and liabilities includes $5.3 million, $1.6 million, and $0.9 million, respectively, of accelerated amortization resulting from early lease terminations.
Estimated future amortization of intangible assets and liabilities, and leasing fees at December 31, 2025 is as follows:

(in thousands)
2026	$27,590
2027	25,949
2028	23,728
2029	22,128
2030	19,739
Thereafter	122,232
$241,366

7. Unsecured Credit Agreements
Unsecured Revolving Credit Agreement
Unsecured Revolving Credit Facility
The Company has a $1.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent that had an initial maturity of March 31, 2026. The Revolving Credit Facility includes an accordion feature to increase the aggregate facility size to $2.0 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. The Company has the option to extend the term of the Revolving Credit Facility twice for six months per extension, subject to certain conditions, including payment of an extension fee equal to 0.0625% of the revolving commitments. In addition to United States Dollars (“USD”), borrowings under the Revolving Credit Facility can be made in Pound Sterling, Euros or Canadian Dollars (“CAD”) up to an aggregate amount of $500.0 million. Borrowings under the Revolving Credit Facility are subject to interest only payments at variable rates equal to the applicable reference rate plus a margin based on the Company’s credit rating, ranging between 0.725% and 1.400%. The Revolving Credit Facility is subject to a facility fee on the amount of the revolving commitments, based on the Company’s credit rating, ranging between 0.125% and 0.300%. The applicable facility fee is 0.200% per annum. The Company may issue letters of credit up to $20.0 million under the Revolving Credit Facility. At December 31, 2025, the Company had a $10.5 million standby letter of credit outstanding, which reduces the borrowing capacity under the facility. The letter of credit primarily supports the Company’s build-to-suit transactions. No draws were outstanding on the standby letter of credit as of December 31, 2025.
On February 28, 2025, the Company amended and restated the Revolving Credit Facility to extend the maturity date to March 31, 2029, enter into a $500.0 million term loan agreement (the “2028 Unsecured Term Loan”), further described below, and include an accordion feature to increase the aggregate facility size from $1.5 billion to $2.5 billion, subject to the willingness of existing or new lenders to fund such increase and other customary conditions. All remaining terms of the Revolving Credit Facility remained the same.
On December 16, 2025, the Company amended the Revolving Credit Facility to remove certain adjustments to the applicable reference rates. All remaining terms of the Revolving Credit Facility remained the same.

Unsecured Term Loan Agreements
2026 Unsecured Term Loan
The Company had a $400.0 million seven-year unsecured term loan agreement (the “2026 Unsecured Term Loan”) with Capital One, National Association as administrative agent. The 2026 Unsecured Term Loan provided an accordion feature for up to a total of $550.0 million borrowing capacity. The 2026 Unsecured Term Loan had an initial maturity date of February 27, 2026. Borrowings under the 2026 Unsecured Term Loan were subject to interest only payments at variable rates equal to LIBOR plus a margin between 0.85% and 1.65% per annum based on the Company’s credit rating. Effective July 1, 2023, the Company amended the 2026 Unsecured Term Loan to transition to SOFR upon the cessation of LIBOR. Interest on borrowings bore interest at one-month SOFR plus a margin between 0.85% and 1.65% per annum based on the Company’s credit rating. The 2026 Unsecured Term Loan was subject to a fee of 0.25% per annum on the amount of the commitment, reduced by the amount of term loans outstanding. The 2026 Unsecured Term Loan was paid in full on February 28, 2025, with borrowings from the 2028 Unsecured Term Loan.
2027 and 2029 Unsecured Term Loans
The Company has two unsecured term loans, including a $200.0 million, five-year unsecured term loan (the “2027 Unsecured Term Loan”), and a $300.0 million, seven-year unsecured term loan (the “2029 Unsecured Term Loan”) both with Regions Bank as administrative agent. Borrowings on the term loans bore interest at variable rates based on SOFR, plus a margin based on the Company’s credit rating, ranging between 0.80% and 1.60% per annum for the 2027 Unsecured Term Loan, and 1.15% and 2.20% per annum for the 2029 Unsecured Term Loan through December 16, 2025. On December 16, 2025, the Company amended the 2029 Unsecured Term Loan to reduce the margin to a range of 0.80% and 1.60% per annum, to remove certain adjustments to the reference rate, to provide two extension options for twelve months each, subject to certain conditions, including payment of an extension fee equal to 0.10% of the then outstanding principal balance, and to modify the maturity date to February 16, 2029. All remaining terms of the 2029 Unsecured Term Loan remained the same. Additionally, the Company amended the 2027 Unsecured Term Loan on December 16, 2025, to remove certain adjustments to the reference rate. All remaining terms of the 2027 Unsecured Term Loan remained the same.

2028 Unsecured Term Loan
As part of the February 28, 2025 amendment and restatement of the Revolving Credit Facility, the Company entered into the 2028 Unsecured Term Loan (see definition above). The Company has the option to extend the term twice for twelve months per extension, subject to certain conditions, including the payment of an extension fee equal to 0.125% of the outstanding principal balance. The Company borrowed $400.0 million of the available borrowings on the closing date and the remaining $100.0 million was funded during May 2025. Borrowings under the 2028 Unsecured Term Loan are subject to interest only payments at variable rates equal to SOFR plus a margin based on the Company’s credit rating, ranging between 0.800% and 1.600% per annum. Proceeds from the loan were used to repay the $400.0 million 2026 Unsecured Term Loan in full and repay a portion of the Revolving Credit Facility. On December 16, 2025, the Company amended the applicable portion of the agreement to remove certain adjustments to the applicable reference rates, and all remaining terms remained the same.
Senior Unsecured Notes
2027 Senior Unsecured Notes - Series A
The Company issued $150.0 million of unsecured, fixed-rate, interest-only guaranteed senior promissory notes (the “2027 Senior Unsecured Notes - Series A”). The 2027 Senior Unsecured Notes - Series A were issued at par, and bear interest at a rate of 4.84%.
2028 Senior Unsecured Notes - Series B and 2030 Senior Unsecured Notes - Series C
The Company has a Note and Guaranty Agreement (the “NGA Agreement”) with each of the purchasers of unsecured, fixed-rate, interest-only, guaranteed senior promissory notes. Under the NGA Agreement, the OP issued and sold senior promissory notes in two series, series B guaranteed senior notes (the “2028 Senior Unsecured Notes - Series B”) and series C guaranteed senior notes (the “2030 Unsecured Notes - Series C”), for an aggregate principal amount of $325.0 million. The 2028 Senior Unsecured Notes - Series B provide for an aggregate principal amount of $225.0 million with a fixed-rate of 5.09%. The 2030 Senior Unsecured Notes - Series C provide for an aggregate principal amount of $100.0 million with a fixed-rate of 5.19%.
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
2032 Senior Unsecured Public Notes
On September 26, 2025, the Company completed a public offering of $350.0 million 5.000% senior unsecured notes due in 2032 (the "2032 Senior Unsecured Public Notes"), issued at 99.151% of the principal amount. The 2032 Senior Unsecured Public Notes require semi-annual interest payments through the maturity date of November 1, 2032, unless earlier redeemed. The 2032 Senior Unsecured Public Notes can be redeemed by the Company at par within two months of the maturity date, or the Company can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 basis points. The proceeds were used to repay borrowings on the Revolving Credit Facility, to fund investments in real estate, and for general corporate purposes.
Covenants on Unsecured Credit Agreements
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of December 31, 2025, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.

The following table summarizes the Company’s unsecured credit agreements:

	Outstanding Balance
	December 31,
(in thousands, except interest rates)	2025	2024	Interest Rate		Maturity Date
Unsecured revolving credit facility	$266,036	$93,014	applicable reference rate + 0.85%	(a)	Mar. 2029	(d)
Unsecured term loans:
2026 Unsecured Term Loan	—	400,000	one-month adjusted SOFR + 1.00%	(b)	Feb. 2026	(e)
2027 Unsecured Term Loan	200,000	200,000	daily simple SOFR + 0.95%	(c)	Aug. 2027
2028 Unsecured Term Loan	500,000	—	one-month SOFR + 0.95%	(b)	Mar. 2028	(f)
2029 Unsecured Term Loan	300,000	300,000	daily simple SOFR + 0.95%	(c)	Feb. 2029	(g)
Total unsecured term loans	1,000,000	900,000
Unamortized debt issuance costs, net	(5,781)	(2,799)
Total unsecured term loans, net	994,219	897,201
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%		Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%		Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%		Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%		Sep. 2031
2032 Senior Unsecured Public Notes	350,000	—	5.00%		Nov. 2032
Total senior unsecured notes	1,200,000	850,000
Unamortized debt issuance costs and original issuance discounts, net	(9,262)	(3,936)
Total senior unsecured notes, net	1,190,738	846,064
Total unsecured debt, net	$2,450,993	$1,836,279
(a)At December 31, 2025 and 2024, a balance of $193.0 million and $23.5 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million CAD borrowings remeasured to $73.0 million USD and $69.5 million USD, at December 31, 2025 and 2024, respectively, and was subject to daily simple CORRA of 2.30% and 3.32% at December 31, 2025 and 2024, respectively.
(b)At December 31, 2025 and 2024, one-month SOFR was 3.69% and 4.33%, respectively.
(c)At December 31, 2025 and 2024, overnight SOFR was 3.87% and 4.49%, respectively.
(d)The unsecured revolving credit facility contains two six-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.0625% of the revolving commitments.
(e)The 2026 Unsecured Term Loan was paid in full on February 28, 2025, with borrowings from the 2028 Unsecured Term Loan.
(f)The 2028 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2028 term loan facility.
(g)The 2029 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.10% of the aggregate principal amount of the loans outstanding under the 2029 term loan facility.
At December 31, 2025, the weighted average interest rate on all outstanding borrowings was 4.45% exclusive of interest rate swap agreements, and 4.01% inclusive of interest rate swap agreements.
For the year ended December 31, 2025, the Company incurred $19.5 million in debt issuance costs associated with the amended and restated unsecured credit agreement and 2032 Senior Unsecured Public Notes, which have been deferred and are being amortized over the term of the associated debt. The Company did not incur debt issuance costs during the years ended December 31, 2024 and 2023.
Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Debt issuance costs and original issuance discounts amortization	$5,488	$3,932	$3,938

8. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)				December 31,
Lender	Origination Date	Maturity Date	Interest Rate	2025	2024
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$41,393	$42,838	(a) (b) (c) (d)
Wilmington Trust National Association	Jun. 2018	Aug. 2025	4.36%	—	18,283	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,324	15,792	(b) (c)
Total mortgages				56,717	76,913
Debt issuance costs, net				(28)	(67)
Mortgages, net				$56,689	$76,846
(a)Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)Debt secured by related rental property and lease rents.
(c)Debt secured by guaranty of the OP.
(d)Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
At December 31, 2025, investment in rental property with a net book value of $81.0 million was pledged as collateral against the Company’s mortgages.
Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at December 31, 2025, are as follows:

(in thousands)
2026	$16,843
2027	351,597
2028	763,277
2029	566,036
2030	100,000
Thereafter	725,000
$2,522,753
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
In June 2024, the Company entered into nine forward-starting interest rate swaps with various institutions for a total notional amount of $460.0 million in order to mitigate the impact of interest rate variability over the term of the Company’s current and expected debt obligations. These swap arrangements became effective during various periods between March and December 2025 and mature in 2030.
In connection with the issuance of the 2032 Senior Unsecured Public Notes in September 2025 and repayment of outstanding borrowings of variable rate debt indexed to the daily simple SOFR rate (see Note 7), the Company terminated interest rate swap agreements with an aggregate termination value of $6.7 million. The Company determined it is not probable the hedged forecasted transactions will occur during the original periods, and therefore $6.1 million of accumulated losses held in Other comprehensive income were reclassified to interest expense during the year ended December 31, 2025.

Additionally, in September 2025, the Company entered into interest rate swap agreements indexed to the 7-year U.S. Treasury for an aggregate notional amount of $300.0 million in connection with the issuance of the 2032 Senior Unsecured Public Notes. These interest rate swaps were terminated upon issuance of the 2032 Senior Unsecured Public Notes. The Company determined it is probable the hedged forecasted transaction will occur during the original periods, and therefore $0.6 million of accumulated losses held in Other comprehensive income will be amortized on a straight-line basis over the original term of the swap agreement, which ends in August 2032.

The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				December 31, 2025			December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Bank of Montreal	January 2025	1.91%	daily compounded SOFR	$—		$—	$25,000		$2
Truist Financial Corporation	April 2025	2.20%	daily compounded SOFR	—		—	25,000		137
Bank of Montreal	July 2025	2.32%	daily compounded SOFR	—		—	25,000		250
Truist Financial Corporation	July 2025	1.99%	daily compounded SOFR	—		—	25,000		290
Truist Financial Corporation	December 2025	2.30%	daily compounded SOFR	—		—	25,000		471
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	25,000		1	25,000		569
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	40,000		2	40,000		860
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	35,000		2	35,000		743
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	25,000		1	25,000		567
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		43	15,000		280
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		410	35,000		1,454
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		116	10,000		346
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		373	25,000		1,030
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,607	(a)	32	13,903	(a)	166
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		224	25,000		757
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		494	25,000		1,230
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		493	25,000		1,227
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		1,485	75,000		3,693
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,084	25,000		2,024
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,067	25,000		1,999
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,136	25,000		2,085
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,135	25,000		2,087
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		2,501	100,000		5,799
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,145	45,000		2,642
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		345	15,000		835
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		2,508	100,000		5,820
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		1,793	25,000		2,894
Bank of Montreal	March 2030	3.80%	daily simple SOFR	—	(c) , (d)	—	80,000		541
JPMorgan Chase Bank, N.A.	March 2030	3.79%	daily simple SOFR	—	(c) , (d)	—	50,000		371
U.S. Bank National Association	June 2030	3.73%	daily simple SOFR	—	(c) , (d)	—	70,000		666
Truist Financial Corporation	June 2030	3.73%	daily simple SOFR	—	(c) , (d)	—	55,000		508
Manufacturers & Traders Trust Company	September 2030	3.71%	daily simple SOFR	—	(c) , (d)	—	50,000		512
Regions Bank	September 2030	3.69%	daily simple SOFR	—	(c) , (d)	—	15,000		159
Truist Financial Corporation	September 2030	3.70%	daily simple SOFR	—	(c) , (d)	—	15,000		159
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000	(c)	(835)	70,000		846
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000	(c)	(666)	55,000		643
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,607	(a)	394	13,903	(a)	358
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,607	(a)	391	13,903	(a)	354
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	29,214	(b)	1,073	27,805	(b)	846
Total Swaps				$943,035		$16,747	$1,399,514		$46,220
(a)The contractual notional amount is $20.0 million CAD.
(b)The contractual notional amount is $40.0 million CAD.

(c)Forward starting swap with an effective date five years prior to the respective maturity date.
(d)Interest rate swap was terminated in September 2025.
At December 31, 2025, the weighted average interest rate on all outstanding borrowings was 4.01%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.48%.
The total amounts recognized, and the location in the accompanying Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain
For the year ended December 31,
2025	$(36,185)	Interest expense	$11,669	$94,467
2024	124	Interest expense	28,797	74,077
2023	(17,293)	Interest expense	25,679	80,053
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $6.1 million.
10. Non-Controlling Interests
The Company has seven entities with non-controlling interests that are consolidated: the “OP” and interests in six consolidated VIEs not wholly-owned by the Company (See Principles of Consolidation within Note 2).
Under the Company’s UPREIT structure, entities and individuals can contribute assets in exchange for OP Units. There were no UPREIT transactions during the years ended December 31, 2025, 2024, and 2023. The cumulative amount of UPREIT properties contributed, less assumed debt, amounted to $128.7 million as of December 31, 2025 and 2024.
The OP Units are economically equivalent to the Corporation’s common stock and, subject to certain restrictions, are convertible into the Company’s common stock at the option of the respective unit holders on a one-to-one basis. The OP Units are redeemable for cash at the option of the holder, however, the Company may, at its sole option, issue shares in lieu of cash. Therefore, the OP Units are considered to be permanent equity. Exchanges of OP Units held by non-controlling interest holders are recorded by reducing non-controlling interest on a historical cost basis with a corresponding increase in common stock and additional paid-in capital.
The following table summarizes OP Units exchanged for shares of common stock:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
OP Units exchanged for shares of common stock	350	282	1,277
Value of units exchanged	$5,514	$4,544	$21,235
Holders of the OP Units do not have voting rights at the Corporation level.
11. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2025, 2024, and 2023. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.
For the years ended December 31, 2025, 2024, and 2023, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.
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

Pursuant to the limited liability company agreement of the OP, each outstanding OP Unit can be redeemed for one share of the Corporation’s common stock, subject to the terms and conditions set forth in the OP’s operating agreement.
Preferred Stock
The Charter also provides the Board of Directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the Board of Directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. At December 31, 2025 and 2024, no shares of the Corporation’s preferred stock were issued and outstanding.
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
During the years ended December 31, 2025 and 2024, the Company entered into forward sale agreements to sell an aggregate of 621,487 and 2,187,700 shares of common stock, respectively, under the 2024 ATM Program at weighted average share prices of $18.33 and $18.29, respectively, subject to certain adjustments upon settlement. The Company has the option to settle the outstanding shares of common stock from the 2025 forward sale agreement at any time before December 2026 for net proceeds of approximately $11.0 million. On December 18, 2025, the Company settled the 2024 forward sale agreements and issued 2,187,700 shares of common stock. The net proceeds, after deducting underwriting discounts and commissions of $0.4 million, were $38.4 million. The Company used the net proceeds to primarily pay down the unsecured revolving credit facility. During the years ended December 31, 2024 and 2023, the Company did not issue any shares under the ATM Program. After considering the shares sold subject to forward sale agreements, we have $348.6 million of capacity remaining under the ATM Program as of December 31, 2025.
The following table presents information about the Company’s ATM Programs:

(in thousands)
Program Year	Program Size	Aggregate Gross Sales	ATM Shares Sold	Remaining Capacity
2024	$400,000	$51,394	2,809	$348,606
2021 (a)	400,000	254,620	11,542	N/A (a)
(a)ATM Program has been terminated and no future issuance will occur.

Stock Repurchase Program
The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On March 11, 2025, the Company’s Board of Directors re-authorized the Repurchase Program for a twelve-month period ending on March 14, 2026. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the twelve-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the years ended December 31, 2025 and 2024, no shares of the Company’s common stock were repurchased under the Repurchase Program.
13. Stock-Based Compensation
Restricted Stock Awards
The Company awarded 317,156, 849,365, and 311,583 shares of RSAs during the years ended December 31, 2025, 2024, and 2023, respectively, to officers, employees and non-employee directors under the Company’s Equity Incentive Plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the years ended December 31, 2025, 2024, and

2023 were $16.75, $14.79, and $17.50, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.
The following table presents information about the Company’s RSAs:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Compensation cost	$5,737	$4,880	$4,437
Dividends declared on unvested RSAs	1,241	1,166	560
Fair value of shares vested during the period	3,779	3,969	3,384
As of December 31, 2025, there was $10.6 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.7 years.
The following table presents information about the Company’s restricted stock activity:

	For the Year Ended December 31,
	2025		2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	989	$15.51	492	$18.63	396	$20.36
Granted	317	16.75	849	14.79	312	17.50
Vested	(227)	16.36	(259)	18.70	(193)	20.33
Forfeited	(9)	16.61	(93)	16.63	(23)	18.79
Unvested at end of period	1,070	15.69	989	15.51	492	18.63
Performance-based Restricted Stock Units
During the years ended December 31, 2025, 2024 and 2023, the Company issued target grants of 246,967, 202,308, and 186,481 performance-based restricted stock units (“PRSUs”) under the Company’s Equity Incentive Plan to the officers of the Company, respectively. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three year measurement period. Vesting percentages range from 0% to 200%, with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the year ended December 31, 2025 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.
The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Compensation cost	$3,860	$2,475	$1,922
As of December 31, 2025, there was $5.2 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 1.9 years.

The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Year Ended December 31,
	2025		2024		2023
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	433	$20.90	351	$24.90	233	$26.27
Granted	247	21.12	202	15.84	186	23.78
Vested	(74)	27.93	(88)	24.40	—	—
Forfeited	—	—	(32)	23.18	(68)	26.48
Unvested at end of period	606	20.13	433	20.90	351	24.90
14. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$96,495	$162,441	$155,478
Less: earnings allocated to unvested restricted shares	(1,241)	(1,166)	(560)
Net earnings used to compute basic earnings per common share	$95,254	$161,275	$154,918

Diluted earnings:
Net earnings used to compute basic earnings per common share	$95,254	$161,275	$154,918
Add: net earnings attributable to OP Unit holders	4,211	7,548	7,834
Net earnings used to compute diluted earnings per common share	$99,465	$168,823	$162,752

Weighted average number of common shares outstanding	189,181	188,378	187,101
Less: weighted average unvested restricted shares (a)	(1,058)	(924)	(484)
Weighted average number of common shares outstanding used in basic earnings per common share	188,123	187,454	186,617
Add: effects of restricted stock units (b)	1,066	378	291
Add: effects of convertible OP Units (c)	8,384	8,787	9,407
Weighted average number of common shares outstanding used in diluted earnings per common share	197,573	196,619	196,315
Basic earnings per share	$0.51	$0.86	$0.83
Diluted earnings per share	$0.50	$0.86	$0.83
(a)Represents the weighted average effects of 1,070,301, 988,555, and 492,046 unvested restricted shares of common stock as of December 31, 2025, 2024, and 2023, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)Represents the weighted average effects of 8,295,768, 8,645,793, and 8,927,736 OP Units outstanding at December 31, 2025, 2024, and 2023, respectively.

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

	For the Year Ended December 31,
Character of Distributions	2025	2024	2023
Ordinary dividends	52%	62%	70%
Capital gain distributions	—%	—%	21%
Return of capital distributions	48%	38%	9%
	100%	100%	100%
16. Supplemental Cash Flow Disclosures
The following table summarizes the Company’s supplemental cash flow information:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosures:
Cash paid for interest	$80,250	$73,674	$77,147
Cash paid (refunded) for income taxes	1,119	(461)	310
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	5,514	4,544	21,235
Dividends declared not yet paid	59,513	58,317	56,869
Reclassifications from Property under development to Buildings and improvements and Land improvements of development properties	53,303	184,676	—
Reclassification of operating lease to sales-type lease	14,408	—	—
Original issuers discount related to 2032 Senior Unsecured Public Notes	5,159	—	—
(a)See Note 10.
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
As of December 31, 2025, the Company has commitments to fund 11 build-to-suit transactions with remaining obligations of $192.3 million expected to fund in multiple draws through November 2026, using a combination of available cash on hand and Revolving Credit Facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between April 2025 and November 2026.
The Company is a party to two separate tax protection agreements with the contributing members of two distinct UPREIT transactions and a third tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Consolidated Financial Statements. Based on values as of December 31, 2025, taxable sales of the applicable properties would trigger liability under the agreements of approximately $20.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.
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
The following table summarizes the total lease costs associated with operating and finance leases:

(in thousands)	Financial Statement Presentation	For the Year Ended December 31,
		2025	2024
Operating lease costs:
Office leases	General and administrative	$1,006	$1,010
Ground leases	Property and operating expense	154	141
Ground leases - development properties	Property under development	199	—
Variable lease costs - ground leases	Property and operating expense	54	60
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	50	—
Interest expense on lease liabilities	Interest expense	248	—
Total lease cost		$1,711	$1,211
The following table summarizes payments associated with obligations under operating and finance leases reported as net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Operating lease payments	$1,376	$1,025
Financing lease payments	200	—
Total	$1,576	$1,025

At December 31, 2025, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
2026	$1,306	$218
2027	1,251	218
2028	1,134	218
2029	1,174	238
2030	1,202	245
Thereafter	14,632	18,061
Total undiscounted lease payments	20,699	19,198
Present value adjustment for remaining lease payments	(11,119)	(16,468)
Total lease liability	$9,580	$2,729
18. Subsequent Events
On January 15, 2026, the Company paid distributions totaling $57.9 million.
On February 13, 2026, the Board of Directors declared a quarterly distribution of $0.2925 per share on the Company’s common stock and OP Units for the first quarter of 2025, which will be payable on or before April 15, 2026 to stockholders and unit holders of record as of March 31, 2026.
Subsequent to December 31, 2025, the Company paid down $70.0 million, and borrowed $94.0 million on the Revolving Credit Facility, the proceeds of which were used to fund investments and for other general corporate purposes.
Subsequent to December 31, 2025, the Company acquired approximately $2.0 million of land to be developed in connection with a $12.4 million build-to-suit transaction (see Note 3), invested $20.8 million in seven build-to-suit developments, and $20.0 million in other assets related to real estate investments.
Subsequent to December 31, 2025, the Company sold one property with an aggregate carrying value of approximately $4.1 million for total proceeds of $12.1 million. The Company incurred additional expenses related to the sale of approximately $1.0 million, resulting in a gain on sale of real estate of approximately $7.0 million.
Subsequent to quarter end, the Company sold, on a forward basis, 1,676,000 shares of common stock at a weighted average price per share of $18.63 for estimated net proceeds of approximately $30.5 million under the ATM Program, none of which has been settled. These sales may be settled, at our discretion, at any time prior to December 31, 2026.

Broadstone Net Lease, Inc. and Subsidiaries
Schedule III – Real Estate Assets and Accumulated Depreciation
As of December 31, 2025
(in thousands)

		Initial Costs to Company(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation is Computed (Years)
Property Type	Encumbrance	Land	Buildings and Improvements	Land	Improvements	Land	Buildings and Improvements	Total(b)	Accumulated Depreciation	Date of Construction	Date Acquired
Industrial
Manufacturing	$—	$134,349	$804,315	$—	$14,927	$134,349	$819,242	$953,591	$130,128	1932-2025	2011-2025	15-39
Distribution & Warehouse	—	125,241	934,874	4,510	34,436	129,751	969,310	1,099,061	118,470	1929-2021	2012-2025	15-39
Food Processing	—	56,053	592,428	—	57,432	56,053	649,860	705,913	85,334	1907-2022	2012-2025	15-39
Flex and R&D	41,393	51,864	169,942	—	2,584	51,864	172,526	224,390	43,028	1973-2018	2013-2019	15-39
Cold Storage	—	12,599	143,601	—	68	12,599	143,669	156,268	27,470	1933-2017	2017-2018	7-39
Services	—	61,109	79,936	—	3,680	61,109	83,616	144,725	15,366	1960-2022	2011-2024	15-39
In-Process Development	—	—	252,532	—	—	—	252,532	252,532	—
Retail
General Merchandise	15,324	107,960	439,711	—	2,560	107,960	442,271	550,231	50,219	1984-2025	2016-2025	15-39
Casual Dining	—	78,185	255,422	—	12	78,185	255,434	333,619	58,179	1972-2014	2011-2024	15-39
Quick Service Restaurants	—	57,346	238,220	197	2,705	57,543	240,925	298,468	68,162	1965-2025	2009-2025	15-39
Automotive	—	32,424	113,350	—	74	32,424	113,424	145,848	28,640	1909-2021	2014-2024	7-39
Animal Services	—	15,943	111,107	—	2,920	15,943	114,027	129,970	23,965	1954-2017	2015-2021	15-39
Home Furnishings	—	3,625	90,644	—	981	3,625	91,625	95,250	22,097	1974-2014	2017-2018	15-39
Healthcare Services	—	11,162	62,332	—	250	11,162	62,582	73,744	13,852	1965-2020	2009-2021	15-39
Education	—	3,841	31,105	—	165	3,841	31,270	35,111	5,205	1996-2022	2017-2022	15-39
Untenanted	—	499	2,401	—	—	499	2,401	2,900	19	2022	2023	15-39
In-Process Development	—	—	11,124	—	—	—	11,124	11,124	—
Other
Office	—	18,147	191,380	—	22,185	18,147	213,565	231,712	58,558	1975-2012	2012-2022	7-39
Clinical & Surgical	—	5,822	101,015	241	175	6,063	101,190	107,253	23,897	1970-2018	2012-2022	15-39
Development & Acquisitions in Process (c)	—	—	2,483	—	—	—	2,483	2,483	—
Total (d)	$56,717	$776,169	$4,627,922	$4,948	$145,154	$781,117	$4,773,076	$5,554,193	$772,589
(a)The initial cost to the Company represents the original purchase price of the property (see Note 3).
(b)The aggregate cost of real estate owned as of December 31, 2025 for U.S. federal income tax purposes was approximately $5.5 billion.
(c)Acquisition costs in progress represents costs incurred during the year ended December 31, 2025 related to asset acquisitions expected to close during the year ending December 31, 2026.
(d)This schedule excludes properties subject to leases that are classified as direct financing leases, sales-type leases, as well as the value of right-of-use assets recorded on certain of the properties where the Company is lessee under a ground lease.

	For the Year Ended December 31,
Change in Total Real Estate Assets	2025	2024	2023
Balance, beginning of period	$4,986,116	$4,983,660	$5,008,230
Acquisitions, developments, and improvements	723,840	392,793	167,089
Dispositions	(118,048)	(358,944)	(154,907)
Impairment	(37,715)	(31,393)	(36,752)
Balance, end of period	$5,554,193	$4,986,116	$4,983,660

	For the Year Ended December 31,
Change in Accumulated Depreciation	2025	2024	2023
Balance, beginning of period	$672,478	$626,597	$533,965
Acquisitions and building improvements	128,745	122,949	122,778
Dispositions	(17,319)	(70,114)	(24,547)
Impairment	(11,315)	(6,954)	(5,599)
Balance, end of period	$772,589	$672,478	$626,597

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Broadstone Net Lease, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Broadstone Net Lease, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Rochester, New York
February 19, 2026

Item 9B.Other Information.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

Part III.
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions and Director Independence.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services.
The information required by this Item will be included in the definitive proxy statement and is incorporated herein by reference. The Company will file such definitive proxy statement with the SEC pursuant to Regulation 14A no later than 120 days after the end of the Company’s 2025 fiscal year covered by this Annual Report on Form 10-K.

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

4.2
Indenture, dated as of September 15, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and U.S. Bank National Association, as trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 15, 2021 and incorporated by reference)

4.3
First Supplemental Indenture, dated as of September 15, 2021, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and U.S. Bank National Association, as trustee, including the form of the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2021 and incorporated by reference)

4.4
Second Supplemental Indenture, dated as of September 26, 2025, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, including the form of the Notes (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 26, 2025 and incorporated by reference)

10.1
Second Amended and Restated Operating Agreement of Broadstone Net Lease, LLC, dated September 21, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.2	Director Compensation and Stock Ownership Policy, effective as of May 5, 2022 (filed as Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed February 23, 2023, and incorporated by reference)

10.3
Form of Indemnification Agreement, between Broadstone Net Lease, Inc. and each of its officers and directors (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.4
Note and Guaranty Agreement, dated March 16, 2017, for 4.84% Guaranteed Senior Notes due April 18, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed April 24, 2017 and incorporated by reference)

10.5
Revolving Credit and Term Loan Agreement, dated as of June 23, 2017, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2017, and incorporated by reference)

10.6
Consent and Agreement Regarding Commitment Increases and Additional Term Loans, dated as of November 20, 2017, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2017, and incorporated by reference)

10.7
First Amendment Regarding Commitment Increases, dated February 28, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2019, and incorporated by reference)

10.8
Second Amendment to Revolving Credit and Term Loan Agreement, dated as of July 1, 2019, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2019, and incorporated by reference)

10.9
Third Amendment to Revolving Credit and Term Loan Agreement, dated as of September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 21, 2020, and incorporated by reference)

10.10
Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of March 31, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Manufacturers and Traders Trust Company, and other parties thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated by reference)

10.11
Note and Guaranty Agreement, dated July 2, 2018, for 5.09% Series B Guaranteed Senior Notes due July 2, 2028 and 5.19% Series C Guaranteed Senior Notes due July 2, 2030, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2018, and incorporated by reference)

10.12
Term Loan Agreement, dated February 7, 2020, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.13
Guaranty, dated February 7, 2020, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.14
Amendment No.1 to Term Loan Agreement, dated September 21, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2020 and incorporated by reference)

10.15
Amended and Restated Revolving Credit Agreement, dated as of February 28, 2025, by and among, Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2025 and incorporated by reference)

10.16
Guaranty, dated February 28, 2025, by Broadstone Net Lease, Inc. in favor of JPMorgan Chase Bank, N.A (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2025 and incorporated by reference)

10.17*
Amendment No.1 to Amended and Restated Revolving Credit Agreement, dated as of December 16, 2025, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

10.18
Term Loan Credit Agreement, dated as of August 1, 2022, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.19
First Amendment to Term Loan Credit Agreement, dated as of February 28, 2025, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 3, 2025 and incorporated by reference)

10.20*
Second Amendment to Term Loan Credit Agreement, dated as of December 16, 2025, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Regions Bank, as administrative agent, and the lender parties thereto

10.21
Guaranty, dated August 1, 2022, by Broadstone Net Lease, Inc. in favor of Regions Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2022 and incorporated by reference)

10.22
Tax Protection Agreement, dated February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, and the persons named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.23
Registration Rights Agreement, dated February 7, 2020, between Broadstone Net Lease, Inc. and the persons named therein (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.24+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.25+
First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.26+
Amended and Restated Employment Agreement, effective February 7, 2020, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 7, 2020 and incorporated by reference)

10.27+
First Amendment to Amended and Restated Employment Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.28+
Severance Protection Agreement, dated January 10, 2023 and effective February 28, 2023, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Kevin M. Fennell (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2023 and incorporated by reference)

10.29+
Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan, dated August 4, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.30+
Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2020 and incorporated by reference)

10.31+
Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2021 Form) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021 and incorporated by reference)

10.32+
Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2022 Form) (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed February 22, 2024 and incorporated by reference)

10.33+
Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2024 Form) (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed February 22, 2024 and incorporated by reference)

10.34+	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 and incorporated by reference)

10.35
Equity Distribution Agreement, dated as of August 23, 2021, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 24, 2021 and incorporated by reference)

10.36
Amendment No. 1 to the Equity Distribution Agreement, dated as of May 3, 2024, among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC and the managers, forward sellers and forward purchasers party thereto (filed as Exhibit 1.7 to the Corporation’s Registration Statement on Form S-3 (333-279115) filed May 3, 2024 and incorporated by reference)

19.1	Broadstone Net Lease, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Reporton Form 10-K filed February 20, 2025 and incorporated by reference)

21.1	List of Subsidiaries of Broadstone Net Lease, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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
*Filed herewith.
+Management contract or compensatory plan or arrangement.
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

BROADSTONE NET LEASE, INC.

Date: February 19, 2026	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2026	/s/ Laurie A. Hawkes
Laurie A. Hawkes
Chairman of the Board of Directors

Date: February 19, 2026	/s/ John D. Moragne
John D. Moragne
Director, Chief Executive Officer

Date: February 19, 2026	/s/ Michael A. Coke
Michael A. Coke
Director

Date: February 19, 2026	/s/ Jessica Duran
Jessica Duran
Director

Date: February 19, 2026	/s/ Laura Felice
Laura Felice
Director

Date: February 19, 2026	/s/ Richard Imperiale
Richard Imperiale
Director

Date: February 19, 2026	/s/ David M. Jacobstein
David M. Jacobstein
Director

Date: February 19, 2026	/s/ Joseph Saffire
Joseph Saffire
Director

Date: February 19, 2026	/s/ James H. Watters
James H. Watters
Director

Date: February 19, 2026	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 19, 2026	/s/ Jennie O’Brien
Jennie O’Brien
Senior Vice President and Chief Accounting Officer