Form 10-Q
period 2026-03-31
Broadstone Net Lease, Inc.
filed 2026-04-30
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
There were 191,766,555 shares of the Registrants’ Common Stock, $0.00025 par value per share, outstanding as of April 27, 2026.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Accounted for using the operating method:
Land	$822,795	$781,117
Land improvements	381,795	373,405
Buildings and improvements	4,173,302	4,118,578
Equipment	15,324	15,281
Total accounted for using the operating method	5,393,216	5,288,381
Less accumulated depreciation	(803,658)	(772,589)
Accounted for using the operating method, net	4,589,558	4,515,792
Accounted for using the direct financing method	25,303	25,497
Accounted for using the sales-type method	14,393	14,405
Property under development	329,260	265,812
Investment in rental property, net	4,958,514	4,821,506
Cash and cash equivalents	20,310	30,540
Accrued rental income	184,668	178,880
Tenant and other receivables, net	3,633	4,404
Prepaid expenses and other assets	56,183	55,910
Interest rate swap, assets	19,975	18,248
Goodwill	339,769	339,769
Intangible lease assets, net	261,975	268,010
Total assets	$5,845,027	$5,717,267

Liabilities and equity
Unsecured revolving credit facility	$397,640	$266,036
Mortgages, net	56,197	56,689
Unsecured term loans, net	994,820	994,219
Senior unsecured notes, net	1,191,143	1,190,738
Interest rate swap, liabilities	637	1,501
Accounts payable and other liabilities	61,738	60,081
Dividends payable	59,884	59,513
Accrued interest payable	21,759	13,502
Intangible lease liabilities, net	39,860	41,527
Total liabilities	2,823,678	2,683,806

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 191,771 and 191,423 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	3,502,465	3,502,380
Cumulative distributions in excess of retained earnings	(630,951)	(620,221)
Accumulated other comprehensive income	20,898	19,788
Total Broadstone Net Lease, Inc. equity	2,892,460	2,901,995
Non-controlling interests	128,889	131,466
Total equity	3,021,349	3,033,461
Total liabilities and equity	$5,845,027	$5,717,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Lease revenues, net	$121,401	$108,690

Operating expenses
Depreciation and amortization	41,526	39,497
Property and operating expense	6,180	5,488
General and administrative	10,349	9,672
Provision for impairment of investment in rental properties	—	16,128
Total operating expenses	58,055	70,785

Other income (expenses)
Interest income	49	99
Interest expense	(25,260)	(20,074)
Gain on sale of real estate	7,122	405
Income taxes	(311)	(355)
Other income (expenses)	1,446	(487)
Net income	46,392	17,493
Net income attributable to non-controlling interests	(27)	(750)
Net income attributable to Broadstone Net Lease, Inc.	46,365	16,743

Weighted average number of common shares outstanding
Basic	190,435	187,865
Diluted	199,754	196,898
Net earnings per share attributable to common stockholders
Basic and Diluted	$0.24	$0.09

Comprehensive income (loss)
Net income	$46,392	$17,493
Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,591	(19,892)
Realized loss (gain) on interest rate swaps	31	(6)
Comprehensive income (loss)	49,014	(2,405)
Comprehensive (income) loss attributable to non-controlling interests	(136)	103
Comprehensive income (loss) attributable to Broadstone Net Lease, Inc.	$48,878	$(2,302)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance at January 1, 2026	$48	$3,502,380	$(620,221)	$19,788	$131,466	$3,033,461
Net income	—	—	46,365	—	27	46,392
Issuance of 619 shares of common stock under equity incentive plan	—	1,053	—	—	—	1,053
Contributions from non-controlling interests	—	—	—	—	43	43
Stock-based compensation	—	2,566	—	—	—	2,566
Retirement of 271 shares of common stock under equity incentive plan	—	(5,183)	—	—	—	(5,183)
Distributions declared ($0.2925 per share and OP Unit)	—	—	(57,095)	—	(2,510)	(59,605)
Change in fair value of interest rate swap agreements	—	—	—	2,483	108	2,591
Realized loss on interest rate swap agreements	—	—	—	30	1	31
Adjustment of non-controlling interests	—	1,649	—	(1,403)	(246)	—
Balance at March 31, 2026	$48	$3,502,465	$(630,951)	$20,898	$128,889	$3,021,349

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance, January 1, 2025	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424
Net income	—	—	16,743	—	750	17,493
Issuance of 292 shares of common stock under equity incentive plan	—	104	—	—	—	104
Offering costs, discounts, and commissions	—	(136)	—	—	—	(136)
Stock-based compensation, net of three shares of restricted stock forfeited	—	2,147	—	—	—	2,147
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 244 OP Units to 244 shares of common stock	—	3,882	—	—	(3,882)	—
Distributions declared ($0.29 per share and OP Unit)	—	—	(56,274)	—	(2,600)	(58,874)
Change in fair value of interest rate swap agreements	—	—	—	(19,039)	(853)	(19,892)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment to non-controlling interests	—	906	—	(892)	(14)	—
Balance, March 31, 2025	$47	$3,456,041	$(536,074)	$29,720	$131,080	$3,080,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$46,392	$17,493
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	40,511	38,433
Provision for impairment of investment in rental properties	—	16,128
Amortization of debt issuance costs and original issuance discounts charged to interest expense	1,627	1,237
Stock-based compensation expense	2,566	2,147
Straight-line rent, direct financing and sales-type lease adjustments	(5,630)	(3,679)
Gain on sale of real estate	(7,122)	(405)
Other non-cash items	(2,488)	470
Changes in assets and liabilities:
Tenant and other receivables	771	700
Prepaid expenses and other assets	(4,667)	(36)
Accounts payable and other liabilities	(4,125)	(4,591)
Accrued interest payable	8,257	3,562
Net cash provided by operating activities	76,092	71,459

Investing activities
Acquisition of rental property	(59,014)	(60,522)
Investment in property under development including capitalized interest of $3,016 and $322 in 2026 and 2025, respectively	(112,927)	(16,687)
Capital expenditures and improvements	(1,364)	(14,348)
Proceeds from disposition of rental property, net	11,216	7,522
Change in deposits on investments in rental property	(322)	(1,300)
Net cash used in investing activities	(162,411)	(85,335)

Financing activities
Offering costs, discounts, and commissions	—	(146)
Contributions from non-controlling interests	43	—
Proceeds from unsecured term loans	—	400,000
Principal payments on mortgages and unsecured term loans	(501)	(400,596)
Borrowings on unsecured revolving credit facility	212,500	145,300
Repayments on unsecured revolving credit facility	(79,500)	(64,500)
Cash distributions paid to stockholders	(55,692)	(56,196)
Cash distributions paid to non-controlling interests	(2,489)	(2,671)
Debt issuance costs paid	(5)	(12,275)
Net cash provided by financing activities	74,356	8,916
Net decrease in cash and cash equivalents and restricted cash	(11,963)	(4,960)
Cash and cash equivalents and restricted cash at beginning of period	33,642	15,993
Cash and cash equivalents and restricted cash at end of period	$21,679	$11,033

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$30,540	$14,845
Restricted cash at beginning of period	3,102	1,148
Cash and cash equivalents and restricted cash at beginning of period	$33,642	$15,993

Cash and cash equivalents at end of period	$20,310	$9,605
Restricted cash at end of period	1,369	1,428
Cash and cash equivalents and restricted cash at end of period	$21,679	$11,033
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At March 31, 2026, the Company owned a diversified portfolio of 773 individual commercial properties with 766 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
The following table summarizes the outstanding equity and economic ownership interest of the Company:

(in thousands)	March 31, 2026			December 31, 2025
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	191,771	8,296	200,067	191,423	8,296	199,719
Percent ownership of OP	95.9%	4.1%	100.0%	95.8%	4.2%	100.0%
Refer to Note 14 for further discussion regarding the calculation of weighted average shares outstanding.
2. Summary of Significant Accounting Policies
Interim Information
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, the Company has omitted certain footnote disclosures which would substantially duplicate those contained within the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 19, 2026. Therefore, the readers of this quarterly report should refer to those audited consolidated financial statements, specifically Note 2, Summary of Significant Accounting Policies, for further discussion of significant accounting policies and estimates. The Company believes all adjustments necessary for a fair presentation have been included in these interim Condensed Consolidated Financial Statements (which include only normal recurring adjustments).
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
The Company invests in various entities in exchange for ownership interests. Each of these investments is a VIE in which the Company is considered the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE. As a result, the Company consolidates these VIEs. At March 31, 2026 and December 31, 2025, the Company had six consolidated VIEs.

The following table presents a summary of selected financial data of the consolidated VIEs included in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Accounted for using the operating method:
Land	$7,644	$7,644
Land improvements	2,707	2,707
Buildings and improvements	40,664	40,664
Total accounted for using the operating method	51,015	51,015
Less accumulated depreciation	(2,461)	(2,131)
Accounted for using the operating method, net	48,554	48,884
Property under development	130,282	114,094
Investment in rental property, net	178,836	162,978
Intangible lease assets, net	1,854	2,097
Other assets	14,169	17,825
Total assets	$194,859	$182,900

Liabilities
Intangible lease liabilities, net	$403	$425
Other liabilities	$1,357	$1,925
Total liabilities	$1,760	$2,350
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
Investment in Property Under Development
Land acquired for development and construction and improvement costs incurred in connection with the development of new properties are capitalized and recorded as Property under development in the accompanying Condensed Consolidated Balance Sheets until construction has been completed. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, and other miscellaneous costs incurred during the construction period. Once substantially complete, the property under development is placed in service and depreciation commences. During the three months ended March 31, 2026 and 2025, the Company funded capital expenditures of $5.1 million and $10.4 million, respectively, on development properties after they have reached substantial completion. The following tables summarize the Company’s investments in property under development:

(in thousands)	March 31, 2026	December 31, 2025
Development, construction and improvement costs	$323,404	$261,541
Capitalized interest	5,856	4,271
Property under development	$329,260	$265,812

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Investment in properties under development, excluding capitalized costs	$109,951	$16,387

Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment during the three months ended March 31, 2026 and 2025, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Number of properties	—	7
Impairment charge	$—	$16,128
During the three months ended March 31, 2025, the Company recognized impairment of $16.1 million, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments were based on actual and expected sales prices of individual properties and includes a $12.5 million impairment charge on two healthcare properties.
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

(in thousands)	March 31, 2026	December 31, 2025
Escrow funds and other	$1,369	$3,102

Rent Received in Advance
Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Rent received in advance	$24,245	$18,498
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
Fair Value Measurements
Recurring Fair Value Measurements
The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

(in thousands)	March 31, 2026
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$19,975	$—	$19,975	$—
Interest rate swap, liabilities	(637)	—	(637)	—

(in thousands)	December 31, 2025
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$18,248	$—	$18,248	$—
Interest rate swap, liabilities	(1,501)	—	(1,501)	—
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
The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which includes the fair value of interest rate swaps:

(in thousands)	March 31, 2026	December 31, 2025
Carrying amount	$2,653,856	$2,522,753
Fair value	2,687,702	2,564,437
Non-recurring Fair Value Measurements
The Company’s non-recurring fair value measurements at December 31, 2025 consisted of the fair value of impaired real estate assets that were determined using Level 2 and Level 3 inputs.

Right-of-Use Assets and Lease Liabilities
Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

(in thousands)	Financial Statement Presentation	March 31, 2026	December 31, 2025
Operating leases:
Right-of-use assets	Prepaid expenses and other assets	9,407	9,578
Lease liabilities	Accounts payable and other liabilities	9,422	9,580
Financing leases:
Right-of-use assets	Prepaid expenses and other assets	2,210	2,221
Lease liabilities	Accounts payable and other liabilities	2,743	2,729
Refer to Note 16 for obligations under operating and finance leases.
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
3. Asset Acquisitions
The Company closed on the following acquisitions during the three months ended March 31, 2026:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 30, 2026	Industrial	0	$20,100	(a)
February 18, 2026	Retail	1	$2,018	(b)
February 24, 2026	Industrial	1	17,538	(b)
March 19, 2026	Industrial	1	61,195
		3	$100,851	(c)
(a)Acquisition of an option to purchase land to be developed in connection with an industrial property.
(b)Acquisition of land to be developed in connection with a build-to-suit development.
(c)Acquisition price excludes capitalized acquisition and development costs of $3.3 million.

The Company closed on the following acquisitions during the three months ended March 31, 2025:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(d)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
		7	$59,499	(e)
(d)Acquisition of land to be developed in connection with a build-to-suit development.
(e)Acquisition price excludes capitalized acquisition costs of $2.0 million.
The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Land	$43,311	$3,720
Land improvements	2,144	1,569
Buildings and improvements	15,666	49,858
Property under development	40,730	824
Acquired in-place leases (f)	2,259	6,053
Acquired below-market leases (g)	—	(145)
Right-of-use asset	—	2,262
Lease liability	—	(2,681)
	$104,110	$61,460
(f)The weighted average amortization period for acquired in-place leases is 12 years and 13 years for acquisitions completed during the three months ended March 31, 2026 and 2025, respectively.
(g)There were no acquisitions of below-market leases during the three months ended March 31, 2026. The weighted average amortization period for acquired below-market leases is 14 years for acquisitions completed during the three months ended March 31, 2025.
The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the three months ended March 31, 2026 and 2025 qualified as asset acquisitions and as such, acquisition costs were capitalized.
Subsequent to March 31, 2026, the Company closed on the following acquisitions (see Note 17):

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
April 29, 2026	Industrial	1	$6,990
4. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

(in thousands, except number of properties)	For the Three Months Ended March 31,
	2026	2025
Number of properties disposed	1	3
Aggregate sale price	$12,094	$7,808
Aggregate carrying value	(4,095)	(7,385)
Additional sales expenses	(877)	(18)
Gain on sale of real estate	$7,122	$405

5. Investment in Rental Property and Lease Arrangements
The Company generally leases its investment rental property to established tenants in the industrial and retail property types. At March 31, 2026, the Company had 773 real estate properties, 761 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, and two that were vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property – Operating Leases
Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation	$33,363	$31,459
Estimated lease payments to be received under non-cancelable operating leases with tenants at March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$434,726
2027	431,444
2028	432,024
2029	422,919
2030	397,843
Thereafter	3,070,437
$5,189,393
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
Investment in Rental Property – Direct Financing Leases
The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Undiscounted estimated lease payments to be received	$27,861	$28,699
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(17,019)	(17,663)
Reserve for credit losses	(86)	(86)
Net investment in direct financing leases	$25,303	$25,497

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$2,520
2027	3,426
2028	3,496
2029	3,561
2030	3,682
Thereafter	11,176
$27,861
The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
Investment in Rental Property – Sales-Type Leases
The Company’s net investment in a sales-type lease was $14.4 million at March 31, 2026 and December 31, 2025, and was comprised of one lease. The lease has $16.4 million of undiscounted estimated lease payments to be received throughout the remaining lease term, which expires in 2027.
Lease Revenues, Net
The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Contractual rental amounts billed for operating leases	$107,519	$99,314
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,848	6,064
Net write-offs of accrued rental income	—	(2,228)
Variable rental amounts earned	757	680
Earned income from direct financing leases	667	682
Interest income from sales-type leases	474	14
Operating expenses billed to tenants	5,700	4,944
Other income from real estate transactions	32	77
Adjustment to revenue recognized for uncollectible rental amounts billed, net	404	(857)
Total lease revenues, net	$121,401	$108,690

6. Intangible Assets and Liabilities, and Leasing Fees
The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	March 31, 2026	December 31, 2025
Lease intangibles:
Acquired above-market leases	$40,662	$41,082
Less accumulated amortization	(20,775)	(20,574)
Acquired above-market leases, net	19,887	20,508
Acquired in-place leases	422,010	423,920
Less accumulated amortization	(179,922)	(176,418)
Acquired in-place leases, net	242,088	247,502
Total intangible lease assets, net	$261,975	$268,010
Acquired below-market leases	$91,168	$91,670
Less accumulated amortization	(51,308)	(50,143)
Intangible lease liabilities, net	$39,860	$41,527
Leasing fees	$24,171	$22,643
Less accumulated amortization	(8,125)	(7,760)
Leasing fees, net	$16,046	$14,883
Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)	Financial Statement Presentation	For the Three Months Ended March 31,
Intangible		2026	2025
Acquired in-place leases and leasing fees	Depreciation and amortization	$8,069	$7,944
Above-market and below-market leases	Lease revenues, net	1,016	1,065
There was no accelerated amortization resulting from early lease terminations during the three months ended March 31, 2026. For the three months ended March 31, 2025, amortization of all intangible assets and liabilities includes $0.2 million of accelerated amortization resulting from early lease terminations.
Estimated future amortization of intangible assets and liabilities, and leasing fees at March 31, 2026 is as follows:

(in thousands)
Remainder of 2026	$20,850
2027	26,312
2028	24,091
2029	22,493
2030	20,104
Thereafter	124,311
$238,161

7. Unsecured Credit Agreements and Unsecured Notes
The following table summarizes the Company’s unsecured credit agreements and unsecured notes:

	Outstanding Balance
(in thousands, except interest rates)	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
Unsecured revolving credit facility	$397,640	$266,036	applicable reference rate + 0.85% (a)	Mar. 2029	(d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	200,000	daily simple SOFR + 0.95% (c)	Aug. 2027
2028 Unsecured Term Loan	500,000	500,000	one-month SOFR + 0.95% (b)	Mar. 2028	(e)
2029 Unsecured Term Loan	300,000	300,000	daily simple SOFR + 0.95% (c)	Feb. 2029	(f)
Total unsecured term loans	1,000,000	1,000,000
Unamortized debt issuance costs, net	(5,180)	(5,781)
Total unsecured term loans, net	994,820	994,219
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	350,000	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000	1,200,000
Unamortized debt issuance costs and original issuance discounts, net	(8,857)	(9,262)
Total senior unsecured notes, net	1,191,143	1,190,738
Total unsecured debt, net	$2,583,603	$2,450,993
(a)At March 31, 2026 and December 31, 2025, a balance of $326.0 million and $193.0 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $71.6 million United States Dollars (“USD”) and $73.0 million USD, at March 31, 2026 and December 31, 2025, respectively, and was subject to daily simple CORRA of 2.27% and 2.30% at March 31, 2026 and December 31, 2025, respectively.
(b)At March 31, 2026 and December 31, 2025, one-month SOFR was 3.66% and 3.69%, respectively.
(c)At March 31, 2026 and December 31, 2025, overnight SOFR was 3.68% and 3.87%, respectively.
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
At March 31, 2026, the weighted average interest rate on all outstanding borrowings was 4.48% exclusive of interest rate swap agreements, and 4.10% inclusive of interest rate swap agreements.
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of March 31, 2026, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.
The Company did not incur debt issuance costs during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company incurred $12.3 million in debt issuance costs associated with the amended and restated unsecured revolving credit facility and 2028 Unsecured Term Loan, which have been deferred and are being amortized over the term of the associated debt.

Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Debt issuance costs and original issuance discount amortization	$1,627	$1,237
8. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination Date	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Lender
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$41,013	$41,393	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	15,203	15,324	(b) (c)
Total mortgages				56,216	56,717
Debt issuance costs, net				(19)	(28)
Mortgages, net				$56,197	$56,689
(a)Non-recourse debt includes the indemnification/guaranty of the Company pertaining to fraud, environmental claims, insolvency, and other matters.
(b)Debt secured by related rental property and lease rents.
(c)Debt secured by guaranty of the OP.
(d)Mortgage was assumed as part of the acquisition of the related property. The debt was recorded at fair value at the time of assumption.
At March 31, 2026, investment in rental property with a net book value of $80.5 million was pledged as collateral against the Company’s mortgages.
Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$16,342
2027	351,597
2028	763,277
2029	697,640
2030	100,000
Thereafter	725,000
$2,653,856
Certain of the Company’s mortgages provide for prepayment fees and can be terminated under certain events of default as defined under the related agreements. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps
The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				March 31, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	$—		$—	$25,000		$1
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	—		—	40,000		2
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	—		—	35,000		2
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	—		—	25,000		1
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	15,000		3	15,000		43
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	35,000		216	35,000		410
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	10,000		107	10,000		116
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		330	25,000		373
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,328	(a)	46	14,607	(a)	32
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		259	25,000		224
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		568	25,000		494
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		566	25,000		493
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		1,707	75,000		1,485
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,161	25,000		1,084
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,144	25,000		1,067
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,208	25,000		1,136
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,209	25,000		1,135
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		2,947	100,000		2,501
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		1,345	45,000		1,145
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		415	15,000		345
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		2,956	100,000		2,508
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		1,825	25,000		1,793
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		(351)	70,000		(835)
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		(286)	55,000		(666)
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,328	(a)	422	14,607	(a)	394
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,328	(a)	420	14,607	(a)	391
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	28,656	(b)	1,121	29,214	(b)	1,073
Total Swaps				$816,640		$19,338	$943,035		$16,747
(a)The contractual notional amount is $20.0 million CAD.
(b)The contractual notional amount is $40.0 million CAD.
At March 31, 2026, the weighted average interest rate on all outstanding borrowings was 4.10%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.56%.
The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(in thousands)		Location	Amount of Gain
For the Three Months Ended March 31,
2026	$2,591	Interest expense	$2,160	$25,260
2025	(19,892)	Interest expense	4,733	20,074
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $7.6 million.

10. Non-Controlling Interests
The Company has seven entities with non-controlling interests that are consolidated: the “OP” and interests in six consolidated VIEs not wholly-owned by the Company (See Principles of Consolidation within Note 2).
The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
OP Units exchanged for shares of common stock	—	244
Value of units exchanged	$—	$3,882
11. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2026. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.
For the three months ended March 31, 2026 and 2025, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity
At-the-Market Program (“ATM Program”)
The Company has entered into an at-the-market common equity offering program (the "ATM Program") through which it may, from time to time, publicly offer and sell shares of common stock. The Company’s ATM Program also provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds.
The following table presents information about the Company’s ATM Programs that were in place during 2025 and 2026:

(in thousands)	Program Size	Total Shares Sold		Total Shares Settled	Total Shares Unsettled as of March 31, 2026		Total Net Proceeds Anticipated or Received from Shares Sold
Program
2024	$400,000	6,527	(a)	2,188	4,340	(b)	$118,969
(a)After considering the shares of common stock sold subject to forward sale agreements, the Company has $281.0 million of capacity remaining under the ATM Program at March 31, 2026.
(b)The Company has the option to settle all outstanding shares of common stock from forward sale agreements at any time before December 2026 for net proceeds of approximately $80.6 million.
The following table presents activity under the Company’s ATM Programs:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Shares of common stock sold	3,718	—
Weighted average gross sales price	$19.13	$—
Shares of common stock settled	—	—
Net proceeds received	$—	$—
Stock Repurchase Program
The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On February 13, 2026, the Company’s Board of Directors re-authorized the Repurchase Program for a twelve-month period ending on March 14, 2027. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the twelve-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the three months ended March 31, 2026 and 2025, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation
Restricted Stock Awards
During the three months ended March 31, 2026 and 2025, the Company awarded 258,679 and 265,872 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three months ended March 31, 2026 and 2025, were $19.32 and $16.85, respectively, which were based on the market price per share of the Company’s common stock on the grant dates.
The following table presents information about the Company’s RSAs:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Compensation cost	$1,497	$1,342
Dividends declared on unvested RSAs	325	313
Fair value of shares vested during the period	4,191	2,887
As of March 31, 2026, there was $14.1 million of unrecognized compensation costs related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.9 years.
The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended March 31,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,070	$15.69	989	$15.51
Granted	259	19.32	266	16.85
Vested	(216)	16.82	(172)	16.72
Forfeited	—	19.32	(3)	16.13
Unvested at end of period	1,113	16.32	1,080	15.64
Performance-based Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company issued target grants of 260,729 and 246,967 of performance-based restricted stock units (“PRSUs”), respectively, under the Company’s equity incentive plan to the executive officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three-year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the three months ended March 31, 2026 and 2025 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Recipients of PRSU awards issued during the three months ended March 31, 2026 are eligible to receive additional PRSUs equal to additional 25% of their respective target awards if the absolute rTSR reaches 24%, and an additional 50% vesting if the rTSR reaches 36%, with linear interpolation if the rTSR is between 24% and 36%. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.

The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Compensation cost	$1,069	$805
As of March 31, 2026, there was $10.6 million of unrecognized compensation costs related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.4 years.
The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended March 31,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	606	$20.13	433	$20.90
Granted	261	25.09	247	21.12
Vested	(163)	23.78	(74)	27.93
Forfeited	—	—	—	—
Unvested at end of period	704	20.13	606	20.13

14. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$46,365	$16,743
Less: earnings allocated to unvested restricted shares	(325)	(310)
Net earnings used to compute basic earnings per common share	$46,040	$16,433

Diluted earnings:
Net earnings used to compute basic earnings per common share	$46,040	$16,433
Add: net earnings attributable to OP Unit holders	1,926	750
Net earnings used to compute diluted earnings per common share	$47,966	$17,183

Weighted average number of common shares outstanding	191,519	188,882
Less: weighted average unvested restricted shares (a)	(1,084)	(1,017)
Weighted average number of common shares outstanding used in basic earnings per common share	190,435	187,865
Add: effects of restricted stock units (b)	1,023	573
Add: effects of convertible OP Units (c)	8,296	8,460
Weighted average number of common shares outstanding used in diluted earnings per common share	199,754	196,898

Basic and diluted earnings per share	$0.24	$0.09
(a)Represents the weighted average effects of 1,112,435 and 1,068,754 unvested restricted shares of common stock as of March 31, 2026 and 2025, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)Represents the weighted average effects of 8,295,768 and 8,401,937 OP Units outstanding at March 31, 2026 and 2025, respectively.

15. Supplemental Cash Flow Disclosures
The following table summarizes the Company’s supplemental cash flow information:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$18,290	$15,557
Cash paid for income taxes	311	722
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	—	3,882
Dividends declared not yet paid	59,884	58,220
Reclassifications from Property under development to Buildings and Land improvements upon development properties	49,725	—
Retirement of common stock withheld for net settlement under the equity incentive plan	5,183	1,446
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
As of March 31, 2026, the Company has commitments to fund 11 build-to-suit transactions with remaining obligations of $175.8 million expected to fund in multiple draws through March 2027, using a combination of available cash on hand and Revolving Credit Facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between July 2026 and March 2027. Additionally, the Company has a $7.0 million commitment to complete infrastructure improvements at a property acquired during 2026.
The Company is a party to a tax protection agreement with the contributing members of an UPREIT transaction and a second tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of March 31, 2026, taxable sales of the applicable properties would trigger liability under the agreements of approximately $16.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.
Obligations Under Operating and Finance Leases
The Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as ground leases. The Company’s obligations under leases primarily consist of a lease for the Company’s corporate office space, which expires in March 2034 and was determined to be an operating lease. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability. The remaining lease obligations primarily consist of ground leases that, in accordance with the terms of our leases, are typically required to be reimbursed by our tenants. The Company remains primarily responsible for ground leases in the event a tenant is unable to pay. The weighted average discount rate on our operating and finance leases is 8.4%. The weighted average years remaining on our operating and finance lease liabilities is 27.3 years.

The following table summarizes the total lease costs associated with operating and finance leases:

(in thousands)	Financial Statement Presentation	For the Three Months Ended March 31,
		2026	2025
Operating lease costs:
Office leases	General and administrative	$252	$252
Ground leases	Property and operating expense	67	33
Ground leases - development properties	Property under development	21	55
Variable lease costs - ground leases	Property and operating expense	15	20
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	9	9
Interest expense on lease liabilities	Interest expense	4	45
Total lease cost		$368	$414
The following table summarizes payments associated with obligations under operating and finance leases reported as net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease payments	$335	$392
Financing lease payments	54	36
Total	$389	$428
At March 31, 2026, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2026	$979	$163
2027	1,251	218
2028	1,134	218
2029	1,174	238
2030	1,202	245
Thereafter	14,632	18,061
Total undiscounted lease payments	20,372	19,143
Present value adjustment for remaining lease payments	(10,950)	(16,400)
Total lease liability	$9,422	$2,743
17. Subsequent Events
On April 15, 2026, the Company paid distributions totaling $58.5 million.
On April 23, 2026, the Board of Directors declared a quarterly distribution of $0.2925 per share on the Company’s common stock and OP Units for the second quarter of 2026, which will be payable on or before July 15, 2026 to stockholders and OP Unit holders of record as of June 30, 2026.
Subsequent to March 31, 2026, the Company borrowed $69.0 million, and paid down $53.0 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.
Subsequent to March 31, 2026, the Company acquired $7.0 million of land to be developed in connection with a $30.4 million built-to-suit transaction (see Note 3), and invested $31.2 million in thirteen developments.
Subsequent to March 31, 2026, the Company sold three properties with an aggregate carrying value of $41.1 million for total proceeds of $54.8 million. The Company incurred additional expenses related to the sales of approximately $1.0 million, resulting in a gain on sale of real estate of approximately $12.7 million.

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
Important factors that could cause results to differ materially from the forward-looking statements are described in Item 1. “Business,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 19, 2026. The “Risk Factors” of our 2025 Annual Report should not be construed as exhaustive and should be read in conjunction with other cautionary statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of March 31, 2026, our portfolio includes 773 properties, with 766 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
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
-Diversified Portfolio. As of March 31, 2026, our portfolio was comprised of approximately 41.9 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 10.0% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 209 different commercial tenants who operate 198 distinct brands that are diversified across 57 varying industries, with no single tenant accounting for more than 3.8% of our ABR.
-Strong In-Place Leases with Significant Remaining Lease Term. As of March 31, 2026, our portfolio was approximately 99.8% leased with an ABR weighted average remaining lease term of approximately 9.5 years, excluding renewal options.
-Standard Contractual Base Rent Escalation. Approximately 96.8% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.1%.
-Extensive Tenant Financial Reporting. Approximately 96.0% of our tenants, based on ABR, provide financial reporting, of which 81.7% are required to provide us with specified financial information on a periodic basis, and an additional 14.2% of our tenants report financial statements publicly, either through SEC filings or otherwise.
Current Macroeconomic Conditions and Strategic Priorities
Since 2022 and continuing into 2026, challenging macroeconomic and volatile geopolitical conditions have affected the broader commercial real estate market, including the net lease sector. During this period, interest rates remained elevated, contributing to a materially higher cost of capital for commercial real estate participants. The sustained high-rate environment during this period exceeded movements in commercial real estate capitalization rates, resulting in compression of returns on new investments. Market expectations regarding potential future monetary policy relief contributed to net lease property sellers maintaining elevated pricing expectations, which continued to limit transaction activity. These conditions have constrained, and may continue to constrain, the ability of commercial real estate owners, including us, to complete investments at volumes and accretion levels consistent with periods preceding this environment, which has contributed to lower earnings growth compared to those historical periods. Notwithstanding these conditions, we believe that our portfolio performance, ability to opportunistically access public equity and debt markets, and liquidity position provide a foundation to pursue future investment opportunities. We expect that revenues and earnings will continue to be supported by our three primary growth drivers: embedded same store net operating income growth, build-to-suit development activity, and a diversified acquisition pipeline.

Diversified Investment Activity
During the three months ended March 31, 2026, our investment activity consisted of the following:

	For the Three Months Ended
	March 31, 2026
Acquisitions:
Acquisition price	$61,195	(b)
Initial cash capitalization rate	9.0%	(b)
Straight-line yield	9.4%
Weighted average lease term (years)	4.0	(b)
Weighted average annual rent increase	0.8%	(b)

Build-to-suit developments:
Investments	$99,447

Revenue generating capital expenditures:
Investments	$893
Initial cash capitalization rate	8.3%
Weighted average lease term (years)	12.9
Weighted average annual rent increase	2.8%

Transitional capital:
Investments	$10,351

Total investments	$171,886
Total initial cash capitalization rate (a)	9.0%
Total weighted average lease term (years) (a)	4.1
Total weighted average annual rent increase (a)	0.8%
(a)Transitional capital, which represents a contractual yield on invested capital, and build-to-suit developments, which do not generate revenue until stabilization, are excluded from the calculations of total cash capitalization, weighted average lease terms, and weighted average rent increases.
(b)In connection with this acquisition, the Company expects to fund approximately $7.0 million to re‑parcel up to 80% of the property into two distinct parcels and complete related infrastructure improvements. The sale leaseback investment includes two separate leases, one for each future parcel, consisting of (i) a 12‑year long‑term lease with initial cash rents of $1.5 million and annual rent escalations of 3.0%, and (ii) a one‑year lease with cash rents of $4.0 million. The Company is currently evaluating future options related to the property associated with the short‑term lease, with the objective of maximizing long‑term shareholder value, including potential accretive alternatives, such as redevelopment.

Build-to-Suit Development Projects
The following table summarizes the Company’s in-process and stabilized developments as of March 31, 2026:

Property	Projected Rentable Square Feet	Start Date (a)	Target Stabilization Date/Stabilized Date (b)	Lease Term (Years)	Annual Rent Escalations	Estimated Total Project Investment (c)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (d)	Estimated Straight-line Yield
In-process retail:
Sprouts (Bedford, TX)	22	Jul. 2025	Aug. 2026	15.0	0.9%	$9,533	$1,573	$7,960	7.2%	7.7%
Hobby Lobby (Granbury, TX)	55	Oct. 2025	Sep. 2026	15.0	0.7%	8,129	2,362	5,767	7.1%	7.4%
Academy Sports (Granbury, TX)	55	Oct. 2025	Nov. 2026	15.0	0.6%	12,393	4,579	7,814	7.1%	7.4%
Academy Sports (Waco, TX)	68	Dec. 2025	Sep. 2026	15.0	0.6%	14,487	6,215	8,272	7.2%	7.5%
Academy Sports (Magnolia, TX)	55	Feb. 2026	Nov. 2026	15.0	0.5%	12,975	2,803	10,172	7.3%	7.5%
In-process industrial:
Southwire (Bremen, GA)	1,178	Dec. 2024	Nov. 2026	10.0	2.8%	115,411	57,880	57,531	7.8%	8.8%
Fiat Chrysler Automobile (Forsyth, GA)	422	Apr. 2025	Aug. 2026	15.0	2.8%	78,242	47,758	30,484	6.9%	8.3%
AGCO (Visalia, CA)	115	Jun. 2025	Aug. 2026	12.0	3.5%	19,577	16,249	3,328	7.0%	8.5%
Palmer Logistics (Midlothian, TX) (e)	270	Jul. 2025	Jul. 2026	12.3	3.5%	32,063	21,392	10,671	7.6%	9.2%
Amazon.com Services, LLC (Sarasota, FL)	230	Feb. 2026	May. 2027	15.0	2.3%	49,705	18,564	31,141	7.5%	8.8%

	2,470			13.0	2.5%	352,515	179,375	173,140	7.4%	8.5%
Stabilized industrial:
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Nov. 2025	15.0	3.0%	53,625	53,625	—	7.5%	9.3%
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Mar. 2026	15.0	3.0%	52,546	48,420	4,126	7.6%	9.4%
Stabilized retail:
7Brew (Jacksonville, FL)	1	Jun. 2025	Nov. 2025	15.0	1.9%	2,005	2,005	—	8.0%	8.8%

Total / weighted average	2,715			13.5	2.6%	$460,691	$283,425	$177,266	7.4%	8.7%
(a)The period in which we have acquired access to the land and begun physical construction on a property.
(b)Represents our current estimate of the period in which we will have substantially completed a project and the project is made available for occupancy. We expect to update our timing estimates on a quarterly basis.
(c)Represents the estimated costs to be incurred to complete development of each project, inclusive of any economic incentive amounts expected to be received. We expect to update our estimates upon completion of the project, or sooner if there are any significant changes to expected costs from quarter to quarter. Excludes capitalized costs consisting of capitalized interest and other acquisition costs.
(d)Calculated by dividing the estimated first year cash yield to be generated on a real estate investment by the Estimated Total Project Investment for the property.
(e)Development represents our common and preferred equity investments in a consolidated joint venture, and excludes amounts attributed to non-controlling interest holders.

Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of March 31, 2026. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $438.8 million as of March 31, 2026.
Diversification by Property Type

$438.8 M
Annualized
Base Rent

Industrial	**62.8%**
Distribution & Warehouse	19.8%
Manufacturing	19.1%
Food Processing	12.4%
Flex and R&D	5.6%
Industrial Services	3.0%
Cold Storage	2.9%

Retail	**29.4%**
General Merchandise	7.9%
Quick Service Restaurants	6.4%
Casual Dining	6.1%
Animal Services	2.7%
Automotive	2.6%
Home Furnishings	1.6%
Healthcare Services	1.4%
Education	0.7%

Other	**7.8%**
Office	5.5%
Clinical & Surgical	2.3%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	53	$86,997	19.8%	12,057	28.8%
Manufacturing	80	83,760	19.1%	12,867	30.7%
Food Processing	36	54,537	12.4%	6,050	14.4%
Flex and R&D	9	24,709	5.6%	1,710	4.1%
Industrial Services	21	13,116	3.0%	529	1.3%
Cold Storage	4	12,441	2.9%	874	2.0%
In-Process Development	5	—	—	—	—
Untenanted	1	—	—	74	0.2%
Industrial Total	209	275,560	62.8%	34,161	81.5%
Retail
General Merchandise	156	34,868	7.9%	2,645	6.3%
Quick Service Restaurants	154	27,882	6.4%	516	1.2%
Casual Dining	95	26,973	6.1%	637	1.5%
Animal Services	27	11,667	2.7%	421	1.0%
Automotive	63	11,428	2.6%	755	1.8%
Home Furnishings	13	7,177	1.6%	797	1.9%
Healthcare Services	18	6,131	1.4%	220	0.6%
Education	4	2,952	0.7%	119	0.3%
In-Process Development	4	—	—	—	—
Untenanted	1	—	—	10	—
Retail Total	535	129,078	29.4%	6,120	14.6%
Other
Office	14	24,229	5.5%	1,311	3.1%
Clinical & Surgical	15	9,976	2.3%	327	0.8%
Other Total	29	34,205	7.8%	1,638	3.9%
Total	773	$438,843	100.0%	41,919	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,560	3.8%	2,250	5.4%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,746	3.4%	1,016	2.4%
AHF, LLC*	Distribution & Warehouse/Manufacturing	8	9,852	2.2%	2,284	5.4%
Sierra Nevada Company, LLC	Manufacturing	3	9,094	2.1%	280	0.7%
Joseph T. Ryerson & Son, Inc.	Distribution & Warehouse	11	8,145	1.9%	1,599	3.8%
Dollar General Corporation	General Merchandise	74	7,835	1.8%	717	1.7%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,757	1.8%	147	0.4%
Tractor Supply Company	General Merchandise	23	6,566	1.5%	462	1.1%
J. Alexander's, LLC*	Casual Dining	16	6,395	1.4%	131	0.3%
Nestle' USA, Inc.	Cold Storage/Food Processing	2	6,374	1.4%	503	1.2%
Total Top 10 Tenants		188	93,324	21.3%	9,389	22.4%

Hensley & Company*	Distribution & Warehouse	3	6,355	1.4%	577	1.4%
Salm Partners, LLC*	Food Processing	2	6,276	1.4%	426	1.0%
BluePearl Holdings, LLC**	Animal Services	13	6,057	1.4%	159	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,018	1.4%	417	1.0%
Owens & Minor Distribution, Inc.	Distribution & Warehouse	2	5,960	1.3%	523	1.2%
Red Lobster Hospitality, LLC & Red Lobster Restaurants, LLC*	Casual Dining	18	5,674	1.3%	147	0.3%
Outback Steakhouse of Florida, LLC*(a)	Casual Dining	22	5,635	1.3%	140	0.3%
Academy LTD	General Merchandise	9	5,600	1.3%	535	1.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/Food Processing	27	5,538	1.3%	156	0.4%
Charles River Laboratories, Inc.	Flex and R&D	1	5,487	1.2%	316	0.8%
Total Top 20 Tenants		286	$151,924	34.6%	12,785	30.5%
(a)Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*Subject to a master lease.
**Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Packaged Foods & Meats	39	$57,405	13.1%	6,338	15.1%
Restaurants	252	55,699	12.7%	1,196	2.9%
Food Distributors	7	28,567	6.5%	2,534	6.0%
Specialty Stores	43	22,259	5.1%	1,932	4.6%
Distributors	29	22,100	5.0%	3,357	8.0%
Healthcare Facilities	42	21,643	4.9%	748	1.8%
Auto Parts & Equipment	38	19,092	4.4%	2,953	7.0%
Aerospace & Defense	6	14,207	3.2%	695	1.7%
Home Furnishing Retail	17	12,170	2.8%	1,692	4.0%
General Merchandise Stores	110	11,666	2.7%	1,035	2.5%
Specialized Consumer Services	44	11,539	2.6%	707	1.7%
Metal & Glass Containers	8	11,054	2.5%	2,206	5.3%
Healthcare Services	17	10,941	2.5%	568	1.4%
Life Sciences Tools & Services	6	9,907	2.3%	600	1.4%
Forest Products	8	9,852	2.2%	2,284	5.4%
Other (42 industries)	105	120,742	27.5%	12,990	31.0%
Untenanted properties	2	—	—	84	0.2%
Total	773	$438,843	100.0%	41,919	100.0%

Diversification by Geographic Location

PORTFOLIO
CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 773 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)		SF as a % of Total Portfolio	State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	70	$43,833	10.0%	4,090	0	9.8%	MS	12	$4,215	1.0%	607	1.4%
MI	51	36,689	8.4%	4,009		9.6%	LA	5	3,857	0.9%	210	0.5%
FL	29	25,548	5.8%	1,549		3.7%	SC	13	3,450	0.8%	304	0.7%
OH	49	25,067	5.7%	1,833		4.4%	NE	6	3,439	0.8%	492	1.2%
IL	29	23,353	5.3%	2,364		5.6%	NJ	2	3,404	0.8%	266	0.6%
CA	16	22,786	5.2%	2,215		5.3%	IA	4	2,976	0.7%	622	1.5%
WI	25	22,227	5.1%	2,223		5.3%	UT	3	2,810	0.6%	280	0.7%
MN	21	20,361	4.6%	3,051		7.3%	NM	9	2,797	0.6%	107	0.2%
PA	33	16,292	3.7%	2,305		5.5%	WA	13	2,714	0.6%	69	0.2%
TN	48	15,459	3.5%	1,084		2.6%	CO	4	2,633	0.6%	126	0.3%
IN	27	14,400	3.3%	1,687		4.0%	MD	3	2,212	0.5%	205	0.5%
AL	53	13,189	3.0%	950		2.3%	CT	2	1,945	0.4%	55	0.1%
GA	35	12,320	2.8%	1,576		3.8%	MT	7	1,749	0.4%	43	0.1%
MA	4	11,942	2.7%	759		1.8%	DE	4	1,175	0.3%	133	0.3%
NC	26	10,156	2.3%	961		2.3%	ND	2	1,073	0.2%	24	0.1%
KY	23	9,367	2.1%	927		2.2%	VT	2	439	0.1%	24	0.1%
WV	18	9,111	2.1%	1,232		2.9%	WY	1	338	0.1%	21	0.1%
MO	19	9,092	2.1%	1,260		3.0%	NV	1	282	0.1%	6	0.0%
AZ	7	9,080	2.1%	747		1.8%	OR	1	136	0.0%	9	0.0%
OK	24	8,659	2.0%	1,001		2.4%	Total U.S.	766	$430,809	98.2%	41,489	99.0%
AR	10	7,772	1.8%	340		0.8%	BC	2	$4,686	1.1%	253	0.6%
NY	28	7,410	1.7%	562		1.3%	ON	3	2,044	0.4%	101	0.2%
KS	10	5,371	1.2%	643		1.5%	AB	1	961	0.2%	51	0.1%
VA	15	5,095	1.2%	178		0.4%	MB	1	343	0.1%	25	0.1%
SD	2	4,586	1.0%	340		0.8%	Total Canada	7	$8,034	1.8%	430	1.0%
							Grand Total	773	$438,843	100.0%	41,919	100.0%

Our Leases
The following chart sets forth our lease expirations based upon the terms of the leases in place as of March 31, 2026.
The following table presents certain information based on lease expirations by year:

Expiration Year	# of Properties	# of Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2026	11	11	$10,092	2.3%	1,069	2.6%
2027	25	27	29,941	6.8%	2,488	5.9%
2028	26	27	19,185	4.4%	1,606	3.8%
2029	60	35	18,701	4.3%	2,587	6.2%
2030	92	55	44,067	10.0%	3,805	9.1%
2031	42	37	9,827	2.2%	892	2.1%
2032	65	50	33,952	7.7%	3,491	8.3%
2033	50	24	19,948	4.5%	1,495	3.6%
2034	39	28	17,318	3.9%	1,426	3.4%
2035	22	17	16,951	3.9%	2,219	5.3%
2036	96	30	37,918	8.6%	3,857	9.2%
2037	23	13	29,777	6.8%	2,786	6.6%
2038	39	39	14,815	3.4%	1,336	3.2%
2039	21	17	23,998	5.5%	1,869	4.5%
2040	33	13	17,591	4.0%	927	2.2%
2041	41	10	22,197	5.1%	1,575	3.8%
2042	58	13	45,515	10.4%	4,803	11.5%
2043	3	2	8,050	1.8%	517	1.2%
2044	3	3	1,660	0.4%	103	0.2%
2045	4	3	7,350	1.7%	698	1.7%
Thereafter	9	2	9,990	2.3%	2,286	5.4%
Total leased properties	762	456	438,843	100.0%	41,835	99.8%
In-process developments	9	10	—	—	—	—
Untenanted properties	2	—	—	—	84	0.2%
Total properties	773	466	$438,843	100.0%	41,919	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2026, leases contributing 96.8% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of March 31, 2026 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	79.9%	2.2%
Every 2 years	0.1%	1.8%
Every 3 years	2.1%	2.9%
Every 4 years	0.9%	2.4%
Every 5 years	8.0%	1.5%
Every 6 years	0.1%	1.7%
Other escalation frequencies	5.7%	1.5%
Flat (b)	3.2%	—%
Total/ABR Weighted Average	100.0%	2.1%
(a)Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of March 31, 2026, leases contributing 4.3% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)Generally associated with investment grade retail tenants.
The escalation provisions of our leases (by percentage of ABR) as of March 31, 2026, are displayed in the following chart:

Transitional Capital
We may, from time to time, invest in transitional capital opportunities, including preferred equity interests and real estate lending opportunities. Such investments are intended to be shorter in duration, offering an alternative source of financing.
The following table presents our transitional capital investments at March 31, 2026:

Property (a)	Investment (’000s)	Stabilized Cash Capitalization Rate (b)	Annualized Initial Cash NOI Yield	Remaining Initial Term (Years)
Sunset Hills Retail Center - St. Louis, MO (c) (d)	$57,028	8.0%	7.6%	1.3
Project Triboro Industrial Park - Olyphant, PA (e)	106,297	7.8%	—%	2.6
(a)Each of the Company’s transitional capital investments at March 31, 2026 are in the form of preferred equity.
(b)Represents stated yield with unpaid amounts accruing with preferential payment.
(c)Agreement includes an additional $7.8 million commitment of preferred capital at the Company’s sole discretion. The remaining commitment at March 31, 2026 is $3.0 million. Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)Underlying property metrics at March 31, 2026: 28 retail spaces, 0.3 million rentable square feet, 5.8 years of weighted average remaining lease term, 98.3% occupancy rate (based on square feet and including leases that have been executed but rent has not yet commenced), and 99.0% rent collection (on a quarterly basis).
(e)This investment represents preferred equity in four consolidated joint ventures that have acquired land designated for industrial build-to-suit development. Agreements contain two one-year extension options subject to a 0.25% fee for the first option, and a 0.50% fee for the second option, and the right to transfer or sell our preferred equity at any time.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Lease revenues, net

(in thousands)	For the Three Months Ended
	March 31, 2026	December 31, 2025	Increase/(Decrease)
			$	%
Contractual rental amounts billed for operating leases	$107,519	$106,196	$1,323	1.2%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,848	5,317	531	10.0%
Net write-offs of accrued rental income	—	(1,103)	1,103	100.0%
Variable rental amounts earned	757	1,210	(453)	(37.4)%
Earned income from direct financing leases	667	671	(4)	(0.6)%
Interest income from sales-type leases	474	474	—	—%
Operating expenses billed to tenants	5,700	5,138	562	10.9%
Other income from real estate transactions	32	392	(360)	(91.8)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	404	—	404	100.0%
Total lease revenues, net	$121,401	$118,295	$3,106	2.6%
The increase in Lease revenues, net, during the three months ended March 31, 2026, was primarily attributable to receiving a full quarter of rents related to $176.7 million of real property acquisitions at a weighted average cash capitalization rate of 7.0% and the stabilization of a $54.1 million build-to-suit development at a cash capitalization rate of 7.5% during the three months ended December 31, 2025. Additionally, we closed on $62.1 million of acquisitions and revenue generating capital expenditures at a weighted average cash capitalization rate of 9.0% during the three months ended March 31, 2026. These increases in rent were partially offset by dispositions during prior periods and during the three months ended March 31, 2026. Lastly, there were no write-offs of accrued rental income during the three months ended March 31, 2026. Write-offs of accrued rental income are discrete charges in a quarter related to collection probabilities and fluctuate quarter to quarter.

Operating expenses

	For the Three Months Ended
	March 31, 2026	December 31, 2025	Increase/(Decrease)
(in thousands)			$	%
Operating expenses
Depreciation and amortization	$41,526	$41,768	$(242)	(0.6)%
Property and operating expense	6,180	6,282	(102)	(1.6)%
General and administrative	10,349	9,666	683	7.1%
Provision for impairment of investment in rental properties	—	4,668	(4,668)	(100.0)%
Total operating expenses	$58,055	$62,384	$(4,329)	(6.9)%
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
(in thousands, except number of properties)	March 31, 2026	December 31, 2025
Number of properties	—	4
Carrying value prior to impairment charge	$—	$22,783
Fair value	—	18,115
Impairment charge	$—	$4,668
During the three months ended March 31, 2026, we did not recognize any impairment. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

(in thousands)	For the Three Months Ended		Increase/(Decrease)
	March 31, 2026	December 31, 2025
			$	%
Other income (expenses)
Interest income	$49	$(14)	$63	> 100.0%
Interest expense	(25,260)	(25,051)	209	0.8%
Gain on sale of real estate	7,122	8,371	(1,249)	(14.9)%
Income taxes	(311)	(392)	(81)	(20.7)%
Other income (expenses)	1,446	(3,797)	5,243	> 100.0%
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2026, we recognized a gain of $7.1 million on the sale of one property, compared to a gain of $8.4 million on the sale of five properties during the three months ended December 31, 2025.
Other income (expenses)
The increase in other income during the three months ended March 31, 2026 was primarily due to a $1.4 million unrealized foreign exchange gain recognized on the quarterly remeasurement of our $100.0 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $1.3 million unrealized foreign exchange loss recognized during the three months ended December 31, 2025. Additionally, the Company recognized a $2.5 million write-off of a non-real estate note receivable during the three months ended December 31, 2025 that did not reoccur during the three months ended March 31, 2026.

Net income and Net earnings per diluted share

	For the Three Months Ended		Increase/(Decrease)
	March 31, 2026	December 31, 2025
(in thousands, except per share data)			$	%
Net income	$46,392	$35,028	$11,364	32.4%
Net earnings per diluted share	0.24	0.17	0.07	41.2%
The increase in net income is primarily attributable to a $4.7 million decrease in the provision for impairment of investment in rental properties, a $3.1 million increase in lease revenues, net, a $5.2 million decrease in other expenses, primarily related to a decrease in unrealized foreign exchange loss. This was partially offset by a $1.2 million decrease in gain on sale of real estate.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Lease revenues, net

	For the Three Months Ended		Increase/(Decrease)
	March 31,
(in thousands)	2026	2025	$	%
Contractual rental amounts billed for operating leases	$107,519	$99,314	$8,205	8.3%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,848	6,064	(216)	(3.6)%
Net write-offs of accrued rental income	—	(2,228)	2,228	> 100.0%
Variable rental amounts earned	757	680	77	11.3%
Earned income from direct financing leases	667	682	(15)	(2.2)%
Interest income from sales-type leases	474	14	460	> 100.0%
Operating expenses billed to tenants	5,700	4,944	756	15.3%
Other income from real estate transactions	32	77	(45)	(58.4)%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	404	(857)	1,261	> 100.0%
Total lease revenues, net	$121,401	$108,690	$12,711	11.7%
The increase in lease revenues, net was primarily attributable to growth in our real estate portfolio. Subsequent to the first quarter of 2025, we had a total of $376.4 million of acquisitions and revenue generating capital expenditures at a cash capitalization rate of 7.1%, as well as had a $54.1 million build-to-suit development reach stabilization at a cash capitalization rate of 7.5%. This stabilized investment activity is partially offset by 2025 disposition activity of $96.1 million at a weighted average cash capitalization rate of 7.3% on tenanted properties. Additionally, there were no write-offs of accrued rental income during the three months ended March 31, 2026. Write-offs of accrued rental income are discrete charges in a quarter related to collection probabilities and fluctuate quarter to quarter. The increase in lease revenues, net was partially due to net recoveries of bad debt during the three months ended March 31, 2026 compared to bad debt expense during the three months ended December 31, 2025.

Operating expenses

	For the Three Months Ended		Increase/(Decrease)
	March 31,
(in thousands)	2026	2025	$	%
Operating expenses
Depreciation and amortization	$41,526	39,497	$2,029	5.1%
Property and operating expense	6,180	5,488	692	12.6%
General and administrative	10,349	9,672	677	7.0%
Provision for impairment of investment in rental properties	—	16,128	(16,128)	(100.0)%
Total operating expenses	$58,055	$70,785	$(12,730)	(18.0)%
Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2026 was primarily due to timing and amount of net investment activity in our real estate portfolio as discussed above.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
	March 31,
(in thousands, except number of properties)	2026	2025
Number of properties	—	7
Carrying value prior to impairment charge	$—	$38,618
Fair value	—	22,490
Impairment charge	$—	$16,128
During the three months ended March 31, 2026, we did not recognize any impairment. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

	For the Three Months Ended
	March 31,		Increase/(Decrease)
(in thousands)	2026	2025	$	%
Other income (expenses)
Interest income	$49	$99	$(50)	(50.5)%
Interest expense	(25,260)	(20,074)	5,186	25.8%
Gain on sale of real estate	7,122	405	6,717	> 100.0%
Income taxes	(311)	(355)	(44)	(12.4)%
Other income (expenses)	1,446	(487)	1,933	> 100.0%
Interest expense
The increase in interest expense for the three months ended March 31, 2026 is primarily due to the completion of our $350.0 million 5.00% senior unsecured notes during the third quarter of 2025, the proceeds of which were used to fund acquisitions and paydown the Revolving Credit Facility during 2025. Additionally, the increase in interest expense during the three months ended March 31, 2026 is due to increased borrowings on our variable-rate USD Revolving Credit Facility to fund investment activity.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended March 31, 2026, we recognized a gain of $7.1 million on the sale of one property, compared to a gain of $0.4 million on the sale of three properties during the three months ended March 31, 2025.

Other (expenses) income
The increase in other income during the three months ended March 31, 2026 was primarily due to a $1.4 million foreign exchange gain recognized on the quarterly remeasurement of our $100.0 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $0.3 million unrealized foreign exchange loss recognized during the three months ended March 31, 2025.
Net income and Net earnings per diluted share

	For the Three Months Ended		Increase/(Decrease)
	March 31,
(in thousands, except per share data)	2026	2025	$	%
Net income	$46,392	$17,493	$28,899	> 100.0%
Net earnings per diluted share	0.24	0.09	0.15	> 100.0%
The increase in net income is primarily due to a decrease in impairment charges of $16.1 million, an increase in net lease revenues of $12.7 million, and an increase in the gain on sale of real estate of $6.7 million. These are partially offset by an increase in interest expense of $5.2 million and an increase in depreciation and amortization of $2.0 million.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis a Leverage Ratio that is generally less than 6.0x. As of March 31, 2026, we had total debt outstanding of $2.7 billion, Net Debt of $2.6 billion, Pro Forma Net Debt of $2.6 billion, a Net Debt to Annualized Adjusted EBITDAre ratio of 6.1x, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.8x.
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
Liquidity/REIT Requirements
Liquidity is a measure of our ability to meet potential cash requirements, including our ongoing commitments to repay debt, fund our operations, acquire and develop properties, make distributions to our stockholders, and fund other general business needs. As a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, on an annual basis. As a result, it is unlikely that we will be able to retain substantial cash balances to meet our long-term liquidity needs, including repayment of debt and investment in additional properties, from our annual taxable income. Instead, we expect to meet our long-term liquidity needs primarily by relying upon external sources of capital and proceeds from selective property dispositions.

Short-term Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund build-to-suit developments, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property-level costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility, capital raised through equity programs, and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from selective property dispositions.
As detailed in the contractual obligations table below, we have approximately $331.3 million of expected obligations due throughout the remainder of 2026, consisting of $171.9 million of commitments to fund investments, $82.0 million of projected interest expense, $59.9 million of dividends declared, $16.3 million of mortgage payments and amortization, and $1.1 million of lessee obligations. We expect our cash provided by operating activities, as discussed below, will be sufficient to pay for our current obligations, including interest and mortgage amortization. We expect to pay for commitments to fund investments and our dividends declared using our Revolving Credit Facility. At March 31, 2026, we had $591.9 million of available capacity under our Revolving Credit Facility.
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
Equity Capital Resources
Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. After considering the shares sold subject to forward sale agreements, we had $281.0 million of capacity remaining under the ATM Program as of March 31, 2026.
Our public offerings have been used to repay debt, to fund investments, and for other general corporate purposes.

Unsecured Indebtedness as of March 31, 2026
The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at March 31, 2026:

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$397,640	applicable reference rate + 0.85% (a)	Mar. 2029 (d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple SOFR + 0.95% (b)	Aug. 2027
2028 Unsecured Term Loan	500,000	one-month SOFR + 0.95% (c)	Mar. 2028 (e)
2029 Unsecured Term Loan	300,000	daily simple SOFR + 0.95% (b)	Feb. 2029 (f)
Total unsecured term loans	1,000,000
Unamortized debt issuance costs, net	(5,180)
Total unsecured term loans, net	994,820
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000
Unamortized debt issuance costs and original issuance discounts, net	(8,857)
Total senior unsecured notes, net	1,191,143
Total unsecured debt	$2,583,603
(a)At March 31, 2026, a balance of $326.0 million was subject to daily simple SOFR. At March 31, 2026, the balance includes $100.0 million CAD borrowings remeasured to $71.6 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average ("CORRA") of 2.27%.
(b)At March 31, 2026, overnight SOFR was 3.68%.
(c)At March 31, 2026, one-month SOFR was 3.66%.
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
Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of March 31, 2026, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.

Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of March 31, 2026 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (d)	Dividends (e)	Commitments to Fund Investments (f)	Lessee Obligations (g)	Total
2026	$—	$16,342	$—		$—	$82,033	$59,884	$171,881	$1,143	$331,283
2027	—	1,596	200,000		150,000	100,699	—	3,949	1,469	457,713
2028	—	38,277	500,000	(b)	225,000	69,682	—	—	1,352	834,311
2029	397,640	—	300,000	(c)	—	42,275	—	—	1,412	741,327
2030	—	—	—		100,000	30,142	—	—	1,447	131,589
Thereafter	—	—	—		725,000	39,705	—	—	32,693	797,398
Total	$397,640	$56,215	$1,000,000		$1,200,000	$364,536	$59,884	$175,830	$39,516	$3,293,621
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
(d)Interest expense is projected based on the outstanding borrowings and interest rates in effect as of March 31, 2026. This amount includes the impact of interest rate swap agreements.
(e)Amounts include dividends declared as of March 31, 2026 of $0.2925 per common share and OP Unit. Future undeclared dividends have been excluded.
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
At March 31, 2026 investment in rental property with a net book value of $80.5 million was pledged as collateral against the Company's mortgages.
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
We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of March 31, 2026, we had 23 effective interest rate swaps with an aggregate notional amount of $816.6 million. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
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
Cash Flows
Cash and cash equivalents and restricted cash totaled $21.7 million and $11.0 million at March 31, 2026 and March 31, 2025, respectively. The table below shows information concerning cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
(In thousands)	2026	2025
Net cash provided by operating activities	$76,092	$71,459
Net cash used in investing activities	(162,411)	(85,335)
Net cash provided by financing activities	74,356	8,916
Net decrease in cash and cash equivalents and restricted cash	$(11,963)	$(4,960)
The increase in net cash provided by operating activities was primarily due to increased contractual rents related to rent escalations and growth in our real estate portfolio.
The increase in net cash used in investing activities was primarily due to an increase in build-to-suit development and transitional capital investment during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The increase in net cash provided by financing activities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, mainly reflects an increase in net proceeds from the Revolving Credit Facility.

Non-GAAP Measures
FFO, Core FFO, and AFFO
We compute Funds From Operations (“FFO”) in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), the worldwide representative voice for REITs and publicly traded real estate companies with an interest in the U.S. real estate and capital markets. Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains (losses) from sales of certain depreciated real estate assets, depreciation and amortization expense from real estate assets, and impairment charges related to certain previously depreciated real estate assets. FFO is used by management, investors, and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We include a proportionate share of adjustments related to our joint venture noncontrolling interests.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Net income	$46,392	$35,028	$17,493
Real property depreciation and amortization	41,443	41,686	39,411
Gain on sale of real estate	(7,122)	(8,371)	(405)
Provision for impairment on investment in rental properties	—	4,667	16,128
FFO adjustments allocable to joint venture noncontrolling interests	$(16)	$—	$—
FFO	$80,697	$73,010	$72,627
Net write-offs of accrued rental income	—	1,103	2,228
Other non-core income from real estate transactions	—	(211)	(63)
Cost of debt extinguishment	—	—	165
Severance and employee transition costs	—	—	1
Other (income) expenses (a)	(1,446)	3,797	322
Core FFO	$79,251	$77,699	$75,280
Straight-line rent adjustment	(5,630)	(5,140)	(5,907)
Adjustment to provision for credit losses	—	—	—
Amortization of debt issuance costs	1,627	1,566	1,237
Non-capitalized transaction costs	6	157	117
Realized gain or loss on interest rate swaps and other non-cash interest expense	45	14	2
Amortization of lease intangibles	(1,015)	(1,017)	(1,064)
Stock-based compensation	2,566	2,492	2,147
Deferred taxes	—	75	—
AFFO	$76,850	$75,846	$71,812
(a)Amount includes $1.4 million, $(1.3) million, and $(0.3) million of unrealized foreign exchange gain (loss) for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively, primarily associated with our Canadian dollar denominated revolving borrowings, and a $2.5 million write-off of a non-real estate note receivable during three months ended December 31, 2025.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Net income	$46,392	$35,028	$17,493
Depreciation and amortization	41,526	41,768	39,497
Interest expense	25,260	25,051	20,074
Income taxes	311	392	355
EBITDA	$113,489	$102,239	$77,419
Provision for impairment of investment in rental properties	—	4,667	16,128
Gain on sale of real estate	(7,122)	(8,371)	(405)
EBITDAre	$106,367	$98,535	$93,142
Adjustment for current quarter investment activity (a)	2,548	1,821	978
Adjustment for current quarter disposition activity (b)	(80)	(286)	(135)
Adjustment to exclude non-recurring and other expenses (c)	—	2,515	44
Adjustment to exclude net write-offs of accrued rental income	—	1,103	2,228
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	(1,446)	1,282	322
Adjustment to exclude cost of debt extinguishment	—	—	166
Adjustment to exclude other income from real estate transactions	(33)	(392)	(63)
Adjusted EBITDAre	$107,356	$104,578	$96,682
Estimated revenues from developments (c)	3,237	2,867	631
Pro Forma Adjusted EBITDAre	$110,593	$107,445	$97,313
Annualized EBITDAre	$425,467	$394,140	$372,568
Annualized Adjusted EBITDAre	$429,425	$418,312	$386,728
Pro Forma Annualized Adjusted EBITDAre	$442,371	$429,780	$389,252
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

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Debt
Unsecured revolving credit facility	$397,640	$266,036	$174,122
Unsecured term loans, net	994,820	994,219	893,505
Senior unsecured notes, net	1,191,143	1,190,738	846,252
Mortgages, net	56,197	56,689	76,260
Debt issuance costs	14,056	15,072	10,300
Gross Debt	2,653,856	2,522,754	2,000,439
Cash and cash equivalents	(20,310)	(30,540)	(9,605)
Restricted cash	(1,369)	(3,102)	(1,428)
Net Debt	$2,632,177	$2,489,112	$1,989,406
Estimated net proceeds from forward equity agreements (a)	(80,551)	(10,964)	(38,124)
Pro Forma Net Debt	$2,551,626	$2,478,148	$1,951,282

Leverage Ratios:
Net Debt to Annualized EBITDAre	6.2x	6.3x	5.3x
Net Debt to Annualized Adjusted EBITDAre	6.1x	6.0x	5.1x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.8x	5.8x	5.0x
(a)Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures are included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in our 2025 Annual Report on Form 10-K.
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
Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.1 billion and $2.0 billion, respectively, as of March 31, 2026. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt as of approximately $46.1 million as of March 31, 2026.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.4 billion as of March 31, 2026, of which $816.6 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $5.8 million increase or decrease in interest expense annually.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Please refer to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026. There have been no further material changes.
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

10.1*	Letter Agreement, effective February 20, 2026, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne
10.2*	Form of Broadstone Net Lease, Inc. 2020 Omnibus Equity and Incentive Plan Restricted Stock Unit Award Agreement (2026 Form)
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

BROADSTONE NET LEASE, INC.

Date: April 30, 2026	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)