Form 10-Q/A
period 2026-06-30
Broadstone Net Lease, Inc.
filed 2026-07-29
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q is to implement XBRL tagging where required under Form 10-Q.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in the Form 10-Q.

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