Form 10-Q
period 2026-09-30
Broadstone Net Lease, Inc.
filed 2026-10-28
CIK 1424182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
There were 191,984,139 shares of the Registrant's Common Stock, $0.00025 par value per share, outstanding as of October 23, 2026.

BROADSTONE NET LEASE, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Accounted for using the operating method:
Land	$827,700	$781,117
Land improvements	405,038	373,405
Buildings and improvements	4,257,756	4,118,578
Equipment	11,810	15,281
Total accounted for using the operating method	5,502,304	5,288,381
Less accumulated depreciation	(849,551)	(772,589)
Accounted for using the operating method, net	4,652,753	4,515,792
Accounted for using the direct financing method	24,911	25,497
Accounted for using the sales-type method	14,369	14,405
Property under development	484,117	265,812
Investment in rental property, net	5,176,150	4,821,506
Cash and cash equivalents	12,189	30,540
Accrued rental income	189,975	178,880
Tenant and other receivables, net	3,799	4,404
Prepaid expenses and other assets	66,183	55,910
Interest rate swap, assets	36,026	18,248
Goodwill	339,769	339,769
Intangible lease assets, net	248,222	268,010
Total assets	$6,072,313	$5,717,267

Liabilities and equity
Unsecured revolving credit facility	$555,438	$266,036
Mortgages, net	40,262	56,689
Unsecured term loans, net	1,095,298	994,219
Senior unsecured notes, net	1,191,962	1,190,738
Interest rate swap, liabilities	—	1,501
Accounts payable and other liabilities	74,376	60,081
Dividends payable	60,257	59,513
Accrued interest payable	21,136	13,502
Intangible lease liabilities, net	36,346	41,527
Total liabilities	3,075,075	2,683,806

Commitments and contingencies (Note 16)

Equity
Broadstone Net Lease, Inc. equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00025 par value; 500,000 shares authorized, 191,951 and 191,423 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	3,507,541	3,502,380
Cumulative distributions in excess of retained earnings	(677,162)	(620,221)
Accumulated other comprehensive income	38,400	19,788
Total Broadstone Net Lease, Inc. equity	2,868,827	2,901,995
Non-controlling interests	128,411	131,466
Total equity	2,997,238	3,033,461
Total liabilities and equity	$6,072,313	$5,717,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Lease revenues, net	$121,867	$114,167	$365,577	$335,843

Operating expenses
Depreciation and amortization	50,785	40,246	141,413	122,318
Property and operating expense	7,341	6,198	19,339	16,688
General and administrative	10,777	9,974	33,023	29,216
Provision for impairment of investment in rental properties	1,474	6,999	5,019	35,067
Total operating expenses	70,377	63,417	198,794	203,289

Other income (expenses)
Interest income	118	182	304	403
Interest expense	(26,738)	(28,230)	(77,783)	(69,416)
Gain on sale of real estate	3,596	3,259	23,707	4,230
Income taxes	(256)	(208)	(914)	(763)
Other income (expenses)	(71)	1,312	2,689	(2,620)
Net income	28,139	27,065	114,786	64,388
Net income attributable to non-controlling interests	(1,022)	(599)	(1,505)	(1,019)
Net income attributable to Broadstone Net Lease, Inc.	$27,117	$26,466	$113,281	$63,369

Weighted average number of common shares outstanding
Basic	190,820	188,099	190,650	188,002
Diluted	201,119	197,632	200,474	197,476
Net earnings per share attributable to common stockholders
Basic	$0.14	$0.14	$0.59	$0.33
Diluted	$0.14	$0.14	$0.58	$0.33

Comprehensive income
Net income	$28,139	$27,065	$114,786	$64,388
Other comprehensive income
Change in fair value of interest rate swaps	12,754	(4,981)	19,279	(35,336)
Realized loss on interest rate swaps	22	6,103	75	6,091
Comprehensive income	40,915	28,187	134,140	35,143
Comprehensive income (loss) attributable to non-controlling interests	(1,545)	(646)	(2,301)	232
Comprehensive income attributable to Broadstone Net Lease, Inc.	$39,370	$27,541	$131,839	$35,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance at January 1, 2026	$48	$3,502,380	$(620,221)	$19,788	$131,466	$3,033,461
Net income	—	—	46,365	—	27	46,392
Issuance of 619 shares of common stock under equity incentive plan	—	1,053	—	—	—	1,053
Contributions from non-controlling interests	—	—	—	—	43	43
Stock-based compensation	—	2,566	—	—	—	2,566
Retirement of 271 shares of common stock under equity incentive plan	—	(5,183)	—	—	—	(5,183)
Distributions declared ($0.2925 per share and OP Unit)	—	—	(57,095)	—	(2,510)	(59,605)
Change in fair value of interest rate swap agreements	—	—	—	2,483	108	2,591
Realized loss on interest rate swap agreements	—	—	—	30	1	31
Adjustment of non-controlling interests	—	1,649	—	(1,403)	(246)	—
Balance at March 31, 2026	48	3,502,465	(630,951)	20,898	128,889	3,021,349
Net income	—	—	39,799	—	456	40,255
Issuance of 42 shares of common stock under equity incentive plan	—	—	—	—	—	—
Offering costs, discounts and commissions	—	(251)	—	—	—	(251)
Stock-based compensation, net of five shares of restricted stock forfeited	—	2,859	—	—	—	2,859
Distributions declared ($0.2925 per share and OP Unit)	—	—	(57,589)	—	(2,472)	(60,061)
Change in fair value of interest rate swap agreements	—	—	—	3,771	163	3,934
Realized loss on interest rate swap agreements	—	—	—	21	1	22
Adjustment of non-controlling interests	—	(497)	—	430	67	—
Balance at June 30, 2026	48	3,504,576	(648,741)	25,120	127,104	3,008,107
Net income	—	—	27,117	—	1,022	28,139
Issuance of one share of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	4,013	4,013
Offering costs, discounts and commissions	—	(700)	—	—	—	(700)
Stock-based compensation	—	2,892	—	—	—	2,892
Conversion of 142 OP Units to 142 shares of common stock	—	2,175	—	—	(2,175)	—
Distributions declared ($0.2925 per share and OP Unit)	—	—	(55,538)	—	(2,451)	(57,989)
Change in fair value of interest rate swap agreements	—	—	—	12,232	522	12,754
Realized loss on interest rate swap agreements	—	—	—	21	1	22
Adjustment of non-controlling interests	—	(1,402)	—	1,027	375	—
Balance at September 30, 2026	$48	$3,507,541	$(677,162)	$38,400	$128,411	$2,997,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Continued
(Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Distributions in Excess of Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Equity
Balance at January 1, 2025	$47	$3,450,584	$(496,543)	$49,657	$137,679	$3,141,424
Net income	—	—	16,743	—	750	17,493
Issuance of 292 shares of common stock under equity incentive plan	—	104	—	—	—	104
Offering costs, discounts, and commissions	—	(136)	—	—	—	(136)
Stock-based compensation, net of three shares of restricted stock forfeited	—	2,147	—	—	—	2,147
Retirement of 86 shares of common stock under equity incentive plan	—	(1,446)	—	—	—	(1,446)
Conversion of 244 OP Units to 244 shares of common stock	—	3,882	—	—	(3,882)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(56,274)	—	(2,600)	(58,874)
Change in fair value of interest rate swap agreements	—	—	—	(19,039)	(853)	(19,892)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment of non-controlling interests	—	906	—	(892)	(14)	—
Balance at March 31, 2025	47	3,456,041	(536,074)	29,720	131,080	3,080,814
Net income	—	—	20,160	—	(330)	19,830
Issuance of 61 shares of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,173	1,173
Offering costs, discounts, and commissions	—	(132)	—	—	—	(132)
Stock-based compensation, net of four shares of restricted stock forfeited	—	2,471	—	—	—	2,471
Distributions declared ($0.290 per share and OP Unit)	—	—	(55,388)	—	(2,478)	(57,866)
Change in fair value of interest rate swap agreements	—	—	—	(10,018)	(445)	(10,463)
Realized gain on interest rate swap agreements	—	—	—	(6)	—	(6)
Adjustment of non-controlling interests	—	1,559	—	(1,687)	128	—
Balance at June 30, 2025	47	3,459,939	(571,302)	18,009	129,128	3,035,821
Net income	—	—	26,466	—	599	27,065
Issuance of one share of common stock under equity incentive plan	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	1,581	1,581
Offering costs, discounts, and commissions	—	(175)	—	—	—	(175)
Stock-based compensation, net of one share of restricted stock forfeited	—	2,488	—	—	—	2,488
Conversion of 86 OP Units to 86 shares of common stock	—	1,329	—	—	(1,329)	—
Distributions declared ($0.290 per share and OP Unit)	—	—	(52,735)	—	(2,660)	(55,395)
Change in fair value of interest rate swap agreements	—	—	—	(4,770)	(211)	(4,981)
Realized loss on interest rate swap agreements	—	—	—	5,845	258	6,103
Adjustment of non-controlling interests	—	(571)	—	88	485	2
Balance at September 30, 2025	$47	$3,463,010	$(597,571)	$19,172	$127,851	$3,012,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Broadstone Net Lease, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$114,786	$64,388
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization including intangibles associated with investment in rental property	138,367	118,865
Provision for impairment of investment in rental properties	5,019	35,067
Amortization of debt issuance costs and original issuance discounts charged to interest expense	4,897	3,923
Stock-based compensation expense	8,701	7,106
Settlement of interest rate swaps	—	(6,712)
Straight-line rent, direct financing and sales-type lease adjustments	(13,748)	(13,465)
Gain on sale of real estate	(23,707)	(4,230)
Other non-cash items	(10,249)	7,902
Changes in assets and liabilities:
Tenant and other receivables	1,319	(291)
Prepaid expenses and other assets	(3,069)	(2,579)
Accounts payable and other liabilities	(8,053)	1,303
Accrued interest payable	7,634	3,652
Net cash provided by operating activities	221,897	214,929

Investing activities
Acquisition of rental property	(123,595)	(255,784)
Investment in property under development including capitalized interest of $11,577 and $2,948 in 2026 and 2025, respectively	(359,810)	(165,517)
Capital expenditures and improvements	(36,947)	(23,122)
Proceeds from disposition of rental property, net	80,718	58,557
Change in deposits on investments in rental property	983	(4,781)
Net cash used in investing activities	(438,651)	(390,647)

Financing activities
Offering costs, discounts, and commissions	(951)	(215)
Contributions from non-controlling interests	383	1,730
Proceeds from unsecured term loans and senior unsecured notes	100,000	844,841
Principal payments on mortgages and unsecured term loans	(16,455)	(419,707)
Borrowings on unsecured revolving credit facility	624,000	514,300
Repayments on unsecured revolving credit facility	(332,000)	(513,800)
Cash distributions paid to stockholders	(167,675)	(163,852)
Cash distributions paid to non-controlling interests	(8,195)	(7,832)
Debt issuance costs paid	(2,218)	(12,420)
Net cash provided by financing activities	196,889	243,045
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,865)	67,327
Cash and cash equivalents and restricted cash at beginning of period	33,642	15,993
Cash and cash equivalents and restricted cash at end of period	$13,777	$83,320

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$30,540	$14,845
Restricted cash at beginning of period	3,102	1,148
Cash and cash equivalents and restricted cash at beginning of period	$33,642	$15,993

Cash and cash equivalents at end of period	$12,189	$81,966
Restricted cash at end of period	1,588	1,354
Cash and cash equivalents and restricted cash at end of period	$13,777	$83,320
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
The Company is an industrial-focused, diversified net lease REIT that focuses on investing in income-producing, single-tenant net leased commercial properties, primarily in the United States. The Company leases primarily industrial and retail commercial properties under long-term lease agreements. At September 30, 2026, the Company owned a diversified portfolio of 767 individual commercial properties with 760 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
The following table summarizes the outstanding equity and economic ownership interest of the Company:

(in thousands)	September 30, 2026			December 31, 2025
	Shares of Common Stock	OP Units	Total Diluted Shares	Shares of Common Stock	OP Units	Total Diluted Shares
Ownership interest	191,951	8,154	200,105	191,423	8,296	199,719
Percent ownership of OP	95.9%	4.1%	100.0%	95.8%	4.2%	100.0%
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
The Company invests in various entities in exchange for ownership interests. Each of these investments is a VIE in which the Company is considered the primary beneficiary as it: (i) has the power to direct the activities that significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses and the right to receive benefits of the VIE. As a result, the Company consolidates these VIEs. At September 30, 2026 and December 31, 2025, the Company had seven and six consolidated VIEs, respectively.

The following table presents a summary of selected financial data of the consolidated VIEs included in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Accounted for using the operating method:
Land	$11,178	$7,644
Land improvements	9,743	2,707
Buildings and improvements	64,239	40,664
Total accounted for using the operating method	85,160	51,015
Less accumulated depreciation	(3,255)	(2,131)
Accounted for using the operating method, net	81,905	48,884
Property under development	243,739	114,094
Investment in rental property, net	325,644	162,978
Intangible lease assets, net	1,377	2,097
Other assets	14,369	17,825
Total assets	$341,390	$182,900

Liabilities
Intangible lease liabilities, net	$360	$425
Other liabilities	7,405	1,925
Total liabilities	$7,765	$2,350
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
Investment in Property Under Development
The Company capitalizes development, construction, and improvement costs associated with development and redevelopment of properties. Such capitalized costs include all direct and indirect costs related to planning, development, and construction, including interest, real estate taxes, insurance, compensation costs of employees directly contributing to the completion of each construction project, and other costs incurred during the construction period. These costs are recorded as Property under development in the accompanying Condensed Consolidated Balance Sheet once the project is probable and until the property is substantially complete and ready for its intended use. Deposits on potential development projects are included in Property under development in the accompanying Condensed Consolidated Balance Sheet. When the Company has determined it is probable of redeveloping an existing property and ceases its current use, the remaining carrying value of the property is reclassified to Property under development upon commencement of active redevelopment activities. Once the property is substantially complete, it is placed in service, depreciation commences, and additional capital investments, if any, are capitalized to the cost basis of the property.
During the three and nine months ended September 30, 2026, the Company funded capital expenditures on development properties after they reached substantial completion of $29.6 million and $41.9 million, respectively. During the nine months ended September 30, 2025, the Company funded capital expenditures on development properties after they reached substantial completion of $11.6 million. The Company did not fund capital expenditures on development properties after they reached substantial completion during the three months ended September 30, 2025.
The following tables summarize the Company’s investments in property under development:

(in thousands)	September 30, 2026	December 31, 2025
Development, construction and improvement costs	$473,221	$261,541
Capitalized interest	10,896	4,271
Property under development	$484,117	$265,812

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment in properties under development, excluding capitalized costs	$173,884	$60,536	$387,208	$159,924
Long-lived Asset Impairment
The Company reviews long-lived assets to be held and used for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If, and when, such events or changes in circumstances are present, an impairment exists to the extent the carrying value of the long-lived asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. Such cash flows include expected future operating income, as adjusted for trends and prospects, as well as the effects of demand, competition, and other factors. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Significant judgment is made to determine if and when impairment should be taken. The Company’s assessment of impairment during the three and nine months ended September 30, 2026 and 2025, was based on the most current information available to the Company. Certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to each of those properties, the Company believes that their carrying amounts are recoverable and therefore, no impairment charges were recognized other than those described below. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets changes, subsequent tests for impairment could result in additional impairment charges in the future.
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
The following table summarizes the Company’s impairment charges, resulting primarily from changes in the Company’s long-term hold strategy with respect to the individual properties:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties	2	7	8	18
Impairment charge	$1,474	$6,999	$5,019	$35,067
During the three and nine months ended September 30, 2026, the Company recognized impairment of $1.5 million and $5.0 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments for the three and nine months ended September 30, 2026 were based on actual and expected sales prices of individual properties. During the three and nine months ended September 30, 2025, the Company recognized impairment of $7.0 million and $35.1 million, respectively, resulting from changes in the Company’s long-term hold strategy with respect to the individual properties. The impairments for the nine months ended September 30, 2025 were based on actual and expected sales prices of individual properties and primarily include a $14.6 million impairment charge on two healthcare properties.
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

(in thousands)	September 30, 2026	December 31, 2025
Escrow funds and other	$1,588	$3,102

Rent Received in Advance
Rent received in advance represents tenant rent payments received prior to the contractual due date, and is included in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets. Rent received in advance consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Rent received in advance	$18,367	$18,498
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
Fair Value Measurements
Recurring Fair Value Measurements
The balances of financial instruments measured at fair value on a recurring basis are as follows (see Note 9):

(in thousands)	September 30, 2026
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$36,026	$—	$36,026	$—

(in thousands)	December 31, 2025
	Total	Level 1	Level 2	Level 3
Interest rate swap, assets	$18,248	$—	$18,248	$—
Interest rate swap, liabilities	(1,501)	—	(1,501)	—
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
The following table summarizes the carrying amount reported in the Condensed Consolidated Balance Sheets and the Company’s estimate of the fair value of the unsecured revolving credit facility, mortgages, unsecured term loans, and senior unsecured notes which includes the fair value of interest rate swaps:

(in thousands)	September 30, 2026	December 31, 2025
Carrying amount	$2,895,700	$2,522,753
Fair value	2,948,958	2,564,437
Non-recurring Fair Value Measurements
The Company’s non-recurring fair value measurements at September 30, 2026 and December 31, 2025 consisted of the fair value of impaired real estate assets that were determined using Level 2 and Level 3 inputs.

Right-of-Use Assets and Lease Liabilities
Right-of-use assets and lease liabilities associated with operating and finance leases were included in the accompanying Condensed Consolidated Balance Sheets as follows:

(in thousands)	Financial Statement Presentation	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	Prepaid expenses and other assets	$9,058	$9,578
Lease liabilities	Accounts payable and other liabilities	9,098	9,580
Financing leases:
Right-of-use assets	Prepaid expenses and other assets	2,187	2,221
Lease liabilities	Accounts payable and other liabilities	2,772	2,729
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

3. Asset Acquisitions
The Company closed on the following acquisitions during the nine months ended September 30, 2026:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 30, 2026	Industrial	—	$20,100	(a)
February 18, 2026	Retail	1	2,018	(b)
February 24, 2026	Industrial	1	17,538	(b)
March 19, 2026	Industrial	1	61,195
April 29, 2026	Industrial	1	6,990	(b)
June 5, 2026	Industrial	1	18,382	(b)
July 9, 2026	Industrial	1	65,000	(c)
August 24, 2026	Retail	2	3,071	(b)
September 24, 2026	Industrial	1	63,800
		9	$258,094	(d)
(a)Acquisition of an option to purchase land to be developed in connection with an industrial property. During July 2026, the Company entered into a corporate guaranty of up to $28.8 million in connection with this project (see Note 16).
(b)Acquisition of land to be developed in connection with a build-to-suit development.
(c)Acquisition of land by a consolidated VIE in connection with a build-to-suit development (see Note 2).
(d)Acquisition price excludes capitalized acquisition and development costs of $8.4 million.
The Company closed on the following acquisitions during the nine months ended September 30, 2025:

(in thousands, except number of properties)	Property Type	Number of Properties	Real Estate Acquisition Price
Date
January 28, 2025	Retail	1	$9,871
February 13, 2025	Retail	1	495	(e)
March 11, 2025	Industrial	1	41,088
March 28, 2025	Retail	4	8,045
April 24, 2025	Industrial	1	8,500	(e)
May 16, 2025	Industrial	1	54,722
June 4, 2025	Industrial	1	3,400	(f)
June 5, 2025	Retail	1	1,100	(e)
June 12, 2025	Industrial	1	13,700	(e)
June 13, 2025	Industrial	1	20,334	(g)
July 1, 2025	Retail	1	13,069
July 2, 2025	Retail	1	8,265
August 1, 2025	Industrial	1	18,272	(g)
August 6, 2025	Industrial	1	53,803
September 30, 2025	Industrial	1	64,325
		18	$318,989	(h)
(e)Acquisition of land to be developed in connection with a build-to-suit development.
(f)Acquisition of land to be developed in connection with a build-to-suit development. The Company contributed these assets in exchange for preferred equity in a consolidated VIE (see Note 2).
(g)Acquisition of land by a consolidated VIE in connection with a build-to-suit development (see Note 2).
(h)Acquisition price excludes capitalized acquisition and development costs of $9.5 million.

The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for completed real estate acquisitions:

(in thousands)	For the Nine Months Ended September 30,
	2026	2025
Land	$53,424	$18,917
Land improvements	5,365	7,951
Buildings and improvements	60,732	206,788
Property under development	138,537	68,972
Acquired in-place leases (i)	8,439	21,140
Acquired above-market leases (j)	—	1,947
Acquired below-market leases (k)	—	(424)
Right-of-use asset	—	2,262
Lease liability	—	(2,681)
Prepaid expenses and other assets	—	3,606
	$266,497	$328,478
(i)The weighted average amortization period for acquired in-place leases is 14 years and 12 years for acquisitions completed during the nine months ended September 30, 2026 and 2025, respectively.
(j)There were no acquisitions of above-market leases during the nine months ended September 30, 2026. The weighted average amortization period for acquired above-market leases is 15 years for acquisitions completed during the nine months ended September 30, 2025.
(k)There were no acquisitions of below-market leases during the nine months ended September 30, 2026. The weighted average amortization period for acquired below-market leases is 10 years for acquisitions completed during the nine months ended September 30, 2025.
The above acquisitions were funded using a combination of available cash on hand and unsecured revolving credit facility borrowings. All real estate acquisitions closed during the nine months ended September 30, 2026 and 2025 qualified as asset acquisitions and as such, acquisition costs were capitalized.

4. Sale of Real Estate
The Company closed on the following sales of real estate, none of which qualified as discontinued operations:

(in thousands, except number of properties)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties disposed	3	12	13	23
Aggregate sale price	$12,529	$38,723	$86,662	$59,694
Aggregate carrying value	(8,814)	(35,311)	(60,868)	(55,222)
Additional sales expenses	(119)	(153)	(2,087)	(242)
Gain on sale of real estate	$3,596	$3,259	$23,707	$4,230

5. Investment in Rental Property and Lease Arrangements
The Company generally leases its investment rental property to established tenants in the industrial and retail property types. At September 30, 2026, the Company had 767 real estate properties, 746 of which were leased under leases that have been classified as operating leases, nine that have been classified as direct financing leases, one that has been classified as a sales-type lease, 10 properties under development, and one that was vacant. Of the nine leases classified as direct financing leases, three include land portions which are accounted for as operating leases (see Revenue Recognition within Note 2). Most leases have initial terms of 10 to 20 years. The Company’s leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), or increases in the tenant’s sales volume. Generally, tenants are also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, and maintain property and liability insurance coverage. The leases also typically provide for one or more multiple-year renewal options, at the election of the tenant, and are subject to generally the same terms and conditions as the initial lease.
Investment in Rental Property – Operating Leases
Depreciation expense on investment in rental property was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation	$42,682	$31,933	$115,988	$95,052
For the three and nine months ended September 30, 2026, depreciation expense includes $8.5 million and $15.0 million, respectively, of accelerated depreciation resulting from a change in the useful lives of buildings and improvements at two properties being redeveloped. There was no accelerated depreciation for the three and nine months ended September 30, 2025.
Estimated lease payments to be received under non-cancelable operating leases with tenants at September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$116,720
2027	441,965
2028	440,778
2029	431,626
2030	407,001
Thereafter	3,128,079
$4,966,169
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
Investment in Rental Property – Direct Financing Leases
The Company’s net investment in direct financing leases was comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Undiscounted estimated lease payments to be received	$26,182	$28,699
Estimated unguaranteed residual values	14,547	14,547
Unearned revenue	(15,746)	(17,663)
Reserve for credit losses	(72)	(86)
Net investment in direct financing leases	$24,911	$25,497

Undiscounted estimated lease payments to be received under non-cancelable direct financing leases with tenants at September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$840
2027	3,426
2028	3,496
2029	3,561
2030	3,682
Thereafter	11,177
$26,182
The above rental receipts do not include future lease payments for renewal periods, potential variable CPI rent increases, or variable percentage rent payments that may become due in future periods.
Investment in Rental Property – Sales-Type Leases
The Company’s net investment in a sales-type lease was $14.4 million at September 30, 2026 and December 31, 2025, and was comprised of one lease. The lease has $15.5 million of undiscounted estimated lease payments to be received throughout the remaining lease term, which expires in April 2027.
Lease Revenues, Net
The following table summarizes amounts reported as Lease revenues, net in the Condensed Consolidated Statements of Income and Comprehensive Income:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual rental amounts billed for operating leases	$110,191	$102,270	$327,183	$302,598
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,672	5,134	17,322	16,952
Net write-offs of accrued rental income	(2,881)	(755)	(2,881)	(2,983)
Variable rental amounts earned	716	732	2,290	2,130
Earned income from direct financing leases	657	675	1,986	2,036
Interest income from sales-type leases	473	326	1,420	354
Operating expenses billed to tenants	6,435	5,752	17,146	15,491
Other income from real estate transactions	722	43	759	183
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(118)	(10)	352	(917)
Total lease revenues, net	$121,867	$114,167	$365,577	$335,844

6. Intangible Assets and Liabilities, and Leasing Fees
The following is a summary of intangible assets and liabilities, and leasing fees, and related accumulated amortization:

(in thousands)	September 30, 2026	December 31, 2025
Lease intangibles:
Acquired above-market leases	$40,134	$41,082
Less accumulated amortization	(21,479)	(20,574)
Acquired above-market leases, net	18,655	20,508
Acquired in-place leases	418,512	423,920
Less accumulated amortization	(188,945)	(176,418)
Acquired in-place leases, net	229,567	247,502
Total intangible lease assets, net	$248,222	$268,010
Acquired below-market leases	$90,240	$91,670
Less accumulated amortization	(53,894)	(50,143)
Intangible lease liabilities, net	$36,346	$41,527
Leasing fees	$31,563	$22,643
Less accumulated amortization	(9,123)	(7,760)
Leasing fees, net	$22,440	$14,883
Amortization of intangible lease assets and liabilities, and leasing fees was as follows:

(in thousands)	Financial Statement Presentation	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Intangible		2026	2025	2026	2025
Acquired in-place leases and leasing fees	Depreciation and amortization	$8,010	$8,220	$25,145	$26,984
Above-market and below-market leases	Lease revenues, net	1,015	1,199	3,049	3,456
For the nine months ended September 30, 2026, amortization of all intangible assets and liabilities includes $1.0 million of accelerated amortization resulting from early lease terminations. For the three and nine months ended September 30, 2025, amortization of all intangible assets and liabilities includes $0.3 million and $5.3 million, respectively, of accelerated amortization resulting from early lease terminations.
Estimated future amortization of intangible assets and liabilities, and leasing fees at September 30, 2026 is as follows:

(in thousands)
Remainder of 2026	$7,096
2027	27,055
2028	24,704
2029	23,105
2030	20,961
Thereafter	131,395
$234,316

7. Unsecured Credit Agreements and Unsecured Notes
The following table summarizes the Company’s unsecured credit agreements and unsecured notes:

	Outstanding Balance
(in thousands, except interest rates)	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Unsecured revolving credit facility	$555,438	$266,036	applicable reference rate + 0.80% (a)	Mar. 2029	(d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	200,000	daily simple SOFR + 0.90% (b)	Aug. 2027
2028 Unsecured Term Loan	500,000	500,000	one-month SOFR + 0.90% (c)	Mar. 2028	(e)
2029 Unsecured Term Loan	300,000	300,000	daily simple SOFR + 0.90% (b)	Feb. 2029	(f)
2030 Unsecured Term Loan	100,000	—	one-month SOFR + 0.90% (c)	Jan. 2030	(g)
Total unsecured term loans	1,100,000	1,000,000
Unamortized debt issuance costs, net	(4,702)	(5,781)
Total unsecured term loans, net	1,095,298	994,219
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	350,000	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000	1,200,000
Unamortized debt issuance costs and original issuance discounts, net	(8,038)	(9,262)
Total senior unsecured notes, net	1,191,962	1,190,738
Total unsecured debt, net	$2,842,698	$2,450,993
(a)At September 30, 2026 and December 31, 2025, a balance of $485.0 million and $193.0 million, respectively, was subject to daily simple SOFR. The remaining balance of $100.0 million Canadian Dollars (“CAD”) borrowings remeasured to $70.4 million United States Dollars (“USD”) and $73.0 million USD, at September 30, 2026 and December 31, 2025, respectively, and was subject to daily simple CORRA of 2.31% and 2.30% at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, we had $428.8 million of available capacity under our unsecured revolving credit facility, inclusive of $15.7 million of standby letter of credits outstanding, as noted below.
(b)At September 30, 2026 and December 31, 2025, overnight SOFR was 3.90% and 3.87%, respectively.
(c)At September 30, 2026 and December 31, 2025, one-month SOFR was 3.91% and 3.69%, respectively.
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
(g)The 2030 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2030 term loan facility.
At September 30, 2026, the weighted average interest rate on all outstanding borrowings was 4.52% exclusive of interest rate swap agreements, and 4.19% inclusive of interest rate swap agreements.
The Company is subject to various financial and operational covenants and financial reporting requirements pursuant to its unsecured credit agreements. These covenants require the Company to maintain certain financial ratios. As of September 30, 2026, and for all periods presented, the Company believes it was in compliance with all of its loan covenants. Failure to comply with the covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment of the obligations. Further, in the event of default, the Company may be restricted from paying dividends to its stockholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material effect on the Company.
On July 28, 2026, the Company amended the unsecured revolving credit agreement, which also governs the 2028 Unsecured Term Loan, to provide a new $300.0 million senior unsecured delayed draw term loan maturing on January 30, 2030 (the “2030 Unsecured Term Loan”). The 2030 Unsecured Term Loan is available to be drawn during the twelve month period following the effective date of the amendment. In September 2026, the Company drew $100.0 million, and $200.0 million remained available to be drawn at September 30, 2026. Borrowings are subject to interest only payments at variable rates equal to one-month SOFR plus a margin based on the Company's credit rating, ranging between 0.750% and

1.550% per annum. Based on the Company’s current credit rating, the applicable margin was 0.900% as of September 30, 2026. The Company expects to use proceeds from the 2030 Unsecured Term Loan for investment activity and general corporate purposes. The amendment also reduced the applicable SOFR-based margin on the 2028 Unsecured Term Loan to 0.900% from 0.950%, and on borrowings under the unsecured revolving credit facility to 0.800% from 0.850%, based on the Company’s current credit rating. The Company may issue letters of credit up to $50.0 million under the unsecured revolving credit facility (increased from $20.0 million by the July 28, 2026 amendment). At September 30, 2026, the Company had $15.7 million of standby letters of credit outstanding, which reduce the borrowing capacity under the facility. The letters of credit primarily support the Company's build-to-suit transactions. No draws were outstanding on the standby letters of credit as of September 30, 2026.

On July 28, 2026, the Company also amended the term loan credit agreement governing the 2027 Unsecured Term Loan and the 2029 Unsecured Term Loan to reduce the applicable SOFR-based margin to 0.900% from 0.950% based on the Company’s current credit rating. All remaining terms of the term loan credit agreement remained the same.

For each separate debt instrument, on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. The 2030 Unsecured Term Loan was deemed to be new debt. The 2026 amendments to the unsecured revolving credit agreement and term loan credit agreement were deemed to be modifications of existing debt.

During the three and nine months ended September 30, 2026, the Company incurred debt issuance costs of $2.2 million, associated with the 2030 Unsecured Term Loan. These costs were initially recorded in Prepaid expenses and other assets and are not amortized until the related borrowings are drawn. Upon the $100.0 million draw, $0.7 million of these costs, proportionate to the amount drawn, were reclassified as a reduction of the carrying amount of the debt and is being amortized over the term of the 2030 Unsecured Term Loan. The remaining $1.5 million is included in Prepaid expenses and other assets and will be reclassified as the remaining commitments are drawn.
During the three and nine months ended September 30, 2025, the Company incurred debt issuance costs of $6.3 million and $18.6 million, respectively, associated with the unsecured credit agreement and 2032 Senior Unsecured Public Notes. With respect to the 2025 amendments to the unsecured credit agreement, the transactions were deemed to be modifications of debt, and therefore the associated debt issuance costs were deferred and are being amortized over the terms of the associated debt. With respect to the 2032 Senior Unsecured Public Notes, the transaction was determined to be new debt and the associated debt issuance costs were deferred and are being amortized over the term of the associated debt.
Debt issuance costs and original issuance discounts are amortized as a component of Interest expense in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes debt issuance cost and original issuance discount amortization:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Debt issuance costs and original issuance discount amortization	$1,629	$1,358	$4,897	$3,923
8. Mortgages
The Company’s mortgages consist of the following:

(in thousands, except interest rates)	Origination Date	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Lender
Wilmington Trust National Association	Apr. 2019	Feb. 2028	4.92%	$40,262	$41,393	(a) (b) (c) (d)
PNC Bank	Oct. 2016	Nov. 2026	3.62%	—	15,324	(b) (c) (e)
Total mortgages				40,262	56,717
Debt issuance costs, net				—	(28)
Mortgages, net				$40,262	$56,689
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
At September 30, 2026, investment in rental property with a net book value of $55.2 million was pledged as collateral against the Company’s mortgage.
Estimated future principal payments to be made under the above mortgages and the Company’s unsecured credit agreements (see Note 7) at September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$388
2027	351,596
2028	763,278
2029	855,438
2030	200,000
Thereafter	725,000
$2,895,700
The Company’s mortgage provides for prepayment fees and can be terminated under certain events of default as defined under the related agreement. These prepayment fees are not reflected as part of the table above.

9. Interest Rate Swaps
The following is a summary of the Company’s outstanding interest rate swap agreements:

(in thousands, except interest rates)				September 30, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount		Fair Value	Notional Amount		Fair Value
Bank of Montreal	December 2026	2.33%	daily compounded SOFR	$10,000		$43	$10,000		$116
Bank of Montreal	December 2026	1.99%	daily compounded SOFR	25,000		129	25,000		373
Toronto-Dominion Bank	March 2027	2.46%	daily compounded CORRA	14,088	(a)	26	14,607	(a)	32
Wells Fargo Bank, N.A.	April 2027	2.72%	daily compounded SOFR	25,000		198	25,000		224
Bank of Montreal	December 2027	2.37%	daily compounded SOFR	25,000		687	25,000		494
Capital One, National Association	December 2027	2.37%	daily compounded SOFR	25,000		686	25,000		493
Wells Fargo Bank, N.A.	January 2028	2.37%	daily compounded SOFR	75,000		2,086	75,000		1,485
Bank of Montreal	May 2029	2.09%	daily compounded SOFR	25,000		1,696	25,000		1,084
Regions Bank	May 2029	2.11%	daily compounded SOFR	25,000		1,681	25,000		1,067
Regions Bank	June 2029	2.03%	daily compounded SOFR	25,000		1,740	25,000		1,136
U.S. Bank National Association	June 2029	2.03%	daily compounded SOFR	25,000		1,741	25,000		1,135
Regions Bank	August 2029	2.58%	one-month SOFR	100,000		5,583	100,000		2,501
Toronto-Dominion Bank	August 2029	2.58%	one-month SOFR	45,000		2,531	45,000		1,145
U.S. Bank National Association	August 2029	2.65%	one-month SOFR	15,000		815	15,000		345
U.S. Bank National Association	August 2029	2.58%	one-month SOFR	100,000		5,597	100,000		2,508
U.S. Bank National Association	August 2029	1.35%	daily compounded SOFR	25,000		2,328	25,000		1,793
Toronto-Dominion Bank	December 2030	3.66%	daily simple SOFR	70,000		2,702	70,000		(835)
Regions Bank	December 2030	3.66%	daily simple SOFR	55,000		2,108	55,000		(666)
Regions Bank	March 2032	2.69%	daily compounded CORRA	14,088	(a)	795	14,607	(a)	394
U.S. Bank National Association	March 2032	2.70%	daily compounded CORRA	14,088	(a)	794	14,607	(a)	391
Bank of Montreal	March 2034	2.81%	daily compounded CORRA	28,174	(b)	2,060	29,214	(b)	1,073
Bank of Montreal	January 2026	1.92%	daily compounded SOFR	—		—	25,000		1
Bank of Montreal	January 2026	2.05%	daily compounded SOFR	—		—	40,000		2
Capital One, National Association	January 2026	2.08%	daily compounded SOFR	—		—	35,000		2
Truist Financial Corporation	January 2026	1.93%	daily compounded SOFR	—		—	25,000		1
Capital One, National Association	April 2026	2.68%	daily compounded SOFR	—		—	15,000		43
Capital One, National Association	July 2026	1.32%	daily compounded SOFR	—		—	35,000		410
Total Swaps				$765,438		$36,026	$943,035		$16,747
(a)The contractual notional amount is $20.0 million CAD.
(b)The contractual notional amount is $40.0 million CAD.
At September 30, 2026, the weighted average interest rate on all outstanding borrowings was 4.19%, inclusive of a weighted average fixed rate on effective interest rate swaps of 2.61%.
In connection with the issuance of the 2032 Senior Unsecured Public Notes in September 2025 and repayment of outstanding borrowings of variable rate debt indexed to the daily simple SOFR rate, the Company terminated interest rate swap agreements with an aggregate termination value of $6.7 million. The Company determined it is not probable the hedged forecasted transactions will occur during the original periods, and therefore the $6.1 million of accumulated losses held in other comprehensive income (loss) were reclassified to interest expense during the three and nine months ended September 30, 2025. Additionally, in September 2025, the Company entered into interest rate swap agreements indexed to the 7-year U.S. Treasury for an aggregate notional amount of $300.0 million in connection with the issuance of the 2032 Senior Unsecured Public Notes. These interest rate swaps were terminated upon issuance of the 2032 Senior Unsecured Public Notes. The Company determined it is probable the hedged forecasted transaction will occur during the original periods, and therefore $0.6 million of accumulated losses held in other comprehensive income (loss) are being amortized over the original term of the swap agreement, which ends in August 2032.
The total amounts recognized, and the location in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income, from converting from variable rates to fixed rates under these agreements were as follows:

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain (Loss)
For the Three Months Ended September 30,
2026	$12,754	Interest expense	$1,939	$26,738
2025	(4,981)	Interest expense	(1,419)	28,230

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Reclassification from Accumulated Other Comprehensive Income		Total Interest Expense Presented in the Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands)		Location	Amount of Gain
For the Nine Months Ended September 30,
2026	$19,279	Interest expense	$6,166	$77,783
2025	(35,336)	Interest expense	8,051	69,416
Amounts related to the interest rate swaps expected to be reclassified out of Accumulated other comprehensive income to Interest expense during the next twelve months are estimated to be a gain of $12.1 million.
10. Non-Controlling Interests
The Company has eight entities with non-controlling interests that are consolidated: the “OP” and interests in seven consolidated VIEs not wholly-owned by the Company (See Principles of Consolidation within Note 2).
The following table summarizes OP Units exchanged for shares of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
OP Units exchanged for shares of common stock	142	86	142	330
Value of units exchanged	$2,175	$1,329	$2,175	$5,211
11. Credit Risk Concentrations
The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2026. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts based on the financial position and capitalization of the applicable banks.
For the nine months ended September 30, 2026 and 2025, the Company had no individual tenants or common franchises that accounted for more than 10% of Lease revenues, net, excluding lease termination fees.

12. Equity
Forward Equity Offering
In August 2026, the Company completed a public offering to sell 11,000,000 shares of common stock at a price of $20.50 per share, subject to certain adjustments, in connection with forward sale agreements. The underwriters exercised in full their option to purchase an additional 1,650,000 shares, for an aggregate of 12,650,000 shares. The Company expects to settle the forward sale agreements by the September 2027 maturity date. As of September 30, 2026, the Company anticipates the forward sale agreements will provide net proceeds of approximately $247.7 million. The Company has not settled any part of the forward sale agreements as of September 30, 2026.
At-the-Market Program
The Company has entered into an at-the-market common equity offering program (the “ATM Program”) through which it may, from time to time, publicly offer and sell shares of common stock. The Company’s ATM Program also provides for forward sale agreements, enabling the Company to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds.
The following table presents information about the Company’s ATM Programs that were in place during 2026 and 2025:

(in thousands)	Program Size	Total Shares Sold		Total Shares Settled	Total Shares Unsettled as of September 30, 2026		Total Net Proceeds Anticipated or Received from Shares Sold
Program
2024	$400,000	10,531	(a)	2,188	8,343	(b)	$200,041
(a)After considering the shares of common stock sold subject to forward sale agreements, the Company has $200.0 million of capacity remaining under the ATM Program at September 30, 2026.
(b)The Company has the option to settle all outstanding shares of common stock from forward sale agreements at any time before contracted settlement dates that are commonly structured as approximately twelve-months from each respective sale date for net proceeds of approximately $161.6 million.
The following table presents activity under the Company’s ATM Programs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Shares of common stock sold	1,814	—	7,722	—
Weighted average gross sales price	$21.43	$—	$20.13	$—
Shares of common stock settled	—	—	—	—
Net proceeds received	$—	$—	$—	$—
Inclusive of the forward equity offering, the total outstanding net proceeds from forward sale agreements, if settled as of September 30, 2026, are approximately $409.3 million.
Stock Repurchase Program
The Company has a stock repurchase program (the “Repurchase Program”), which authorizes the Company to repurchase up to $150.0 million of the Company’s common stock. On February 13, 2026, the Company’s Board of Directors re-authorized the Repurchase Program for a twelve-month period ending on March 14, 2027. The Repurchase Program may be extended, suspended, or discontinued at any time. Under the Repurchase Program, repurchases of the Company’s stock can be made in the open market or through private transactions from time to time over the twelve-month period, depending on prevailing market conditions and compliance with applicable legal and regulatory requirements. The timing, manner, price, and amount of any repurchases of common stock under the Repurchase Program will be determined at the Company’s discretion, using available cash resources. During the nine months ended September 30, 2026 and 2025, no shares of the Company’s common stock were repurchased under the Repurchase Program.

13. Stock-Based Compensation
Restricted Stock Awards
During the three and nine months ended September 30, 2026, the Company awarded 592 and 301,041 shares of restricted stock awards (“RSAs”), respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. During the three and nine months ended September 30, 2025, the Company awarded 1,180 and 317,156 shares of RSAs, respectively, to officers, employees, and non-employee directors under the Company’s equity incentive plan. The holder of RSAs is generally entitled at all times on and after the date of issuance of the restricted common shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The RSAs vest over a one-, three-, four-, or five-year period from the date of the grant and are subject to the holder’s continued service through the applicable vesting dates and in accordance with the terms of the individual award agreements. The weighted average value of awards granted per share during the three and nine months ended September 30, 2026, were $22.40 and $19.37, respectively, which were based on the market price per share of the Company’s common stock on the grant dates. The weighted average value of awards granted per share during the three and nine months ended September 30, 2025, were $16.24 and $16.75, respectively.
The following table presents information about the Company’s RSAs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Compensation cost	$1,644	$1,466	$4,766	$4,268
Dividends declared on unvested RSAs	322	311	969	934
Fair value of shares vested during the period	—	—	5,175	3,779
As of September 30, 2026, there was $11.6 million of unrecognized compensation cost related to the unvested restricted shares, which is expected to be recognized over a weighted average period of 2.5 years.
The following table presents information about the Company’s restricted stock activity:

	For the Three Months Ended September 30,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,099	$16.44	1,071	$15.69
Granted	1	22.40	1	16.24
Vested	—	—	—	—
Forfeited	—	—	(1)	16.85
Unvested at end of period	1,100	$16.45	1,071	$15.69

	For the Nine Months Ended September 30,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	1,070	$15.69	989	$15.51
Granted	301	19.37	317	16.75
Vested	(266)	16.70	(227)	16.36
Forfeited	(5)	16.62	(8)	16.60
Unvested at end of period	1,100	$16.45	1,071	$15.69
Performance-based Restricted Stock Units
During the nine months ended September 30, 2026 and 2025, the Company issued target grants of 260,729 and 246,967 of performance-based restricted stock units (“PRSUs”), respectively, under the Company’s equity incentive plan to the executive officers of the Company. The awards are non-vested restricted stock units where the vesting percentages and the ultimate number of units vesting will be measured 50% based on the relative total shareholder return (“rTSR”) of the

Company’s common stock as compared to the rTSR of peer companies, as identified in the grant agreements, over a three-year period, and 50% based on the rTSR of the Company’s common stock as compared to the rTSR of the MSCI US REIT Index over a three-year measurement period. Vesting percentages range from 0% to 200% with a target of 100%. rTSR means the percentage appreciation in the fair market value of one share over the three-year measurement period beginning on the date of grant, assuming the reinvestment of dividends on the ex-dividend date. The target number of units is based on achieving a rTSR equal to the 55th percentile of the peer companies and MSCI US REIT Index. For PRSUs issued during the nine months ended September 30, 2026 and 2025 that achieve a percentile rank of at least the 55th percentile, and the absolute rTSR of the Company is negative for the performance period, the awards will be reduced by 25%, not to result in a reduction less than target. Recipients of PRSU awards issued during the nine months ended September 30, 2026 are eligible to receive additional PRSUs equal to additional 25% of their respective target awards if the absolute rTSR reaches 24%, and an additional 50% vesting if the rTSR reaches 36%, with linear interpolation if the rTSR is between 24% and 36%. Dividends accrue during the measurement period and will be paid on the PRSUs ultimately earned at the end of the measurement period in either cash or common stock, at the discretion of the Compensation Committee of the Board of Directors. The grant date fair value of the PRSUs was measured using a Monte Carlo simulation model based on assumptions including share price volatility.
The following table presents compensation cost recognized on the Company’s performance-based restricted stock units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Compensation cost	$1,248	$1,022	$3,551	$2,838
As of September 30, 2026, there was $8.2 million of unrecognized compensation cost related to the unvested PRSUs, which is expected to be recognized over a weighted average period of 2.0 years.
The following table presents information about the Company’s performance-based restricted stock unit activity:

	For the Three Months Ended September 30,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	704	$21.12	606	$20.13
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	704	$21.12	606	$20.13

	For the Nine Months Ended September 30,
	2026		2025
(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at beginning of period	606	$20.13	433	$20.90
Granted	261	25.09	247	21.12
Vested	(163)	23.78	(74)	27.93
Forfeited	—	—	—	—
Unvested at end of period	704	$21.12	606	$20.13
Non-Employee Director Stock Compensation
In July 2026, the Board of Directors amended the Company’s Non-Employee Director Compensation Policy to permit each non-employee director to elect to receive all or a portion of their annual cash retainers in the form of fully vested shares of the Company’s common stock, in lieu of cash, issued under the Company’s equity incentive plan. Retainers are paid quarterly in arrears, and share settlements will begin with the third quarter 2026 retainers, which will be paid in the fourth quarter of 2026. No shares had been issued under the policy as of September 30, 2026.

14. Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (“EPS”):

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings:
Net earnings attributable to Broadstone Net Lease, Inc. common shareholders	$27,117	$26,466	$113,281	$63,369
Less: earnings allocated to unvested restricted shares	(322)	(311)	(969)	(931)
Net earnings used to compute basic earnings per common share	$26,795	$26,155	$112,312	$62,438

Diluted earnings:
Net earnings used to compute basic earnings per common share	$26,795	$26,155	$112,312	$62,438
Add: net earnings attributable to OP Unit holders	1,151	1,146	4,746	2,739
Net earnings used to compute diluted earnings per common share	$27,946	$27,301	$117,058	$65,177

Weighted average number of common shares outstanding	191,920	189,170	191,745	189,056
Less: weighted average unvested restricted shares (a)	(1,100)	(1,071)	(1,095)	(1,054)
Weighted average number of common shares outstanding used in basic earnings per common share	190,820	188,099	190,650	188,002
Add: effects of restricted stock units (b)	1,169	1,171	1,100	1,066
Add: effects of ATM forward equity offerings (c)	640	—	364	—
Add: effects of August 2026 forward equity offering (d)	305	—	102	—
Add: effects of convertible OP Units (e)	8,185	8,362	8,258	8,408
Weighted average number of common shares outstanding used in diluted earnings per common share	201,119	197,632	200,474	197,476

Basic earnings per share	$0.14	$0.14	$0.59	$0.33
Diluted earnings per share	$0.14	$0.14	$0.58	$0.33
(a)Represents the weighted average effects of 1,099,757 and 1,070,775 unvested restricted shares of common stock as of September 30, 2026 and 2025, respectively, which will be excluded from the computation of earnings per share until they vest.
(b)Represents the weighted average effects of shares of common stock to be issued as though the end of the period were the end of the performance period (see Note 13).
(c)Represents the weighted average effects of 8,343,398 shares of common stock issuable upon settlement of forward sale agreements outstanding under the Company’s ATM Program at September 30, 2026, determined using the treasury stock method.
(d)Represents the weighted average effects of 12,650,000 shares of common stock issuable upon settlement of forward sale agreements outstanding under the Company’s August 2026 Forward Equity Offering at September 30, 2026, determined using the treasury stock method.
(e)Represents the weighted average effects of 8,153,822 and 8,315,458 OP Units outstanding at September 30, 2026 and 2025, respectively.

15. Supplemental Cash Flow Disclosures
The following table summarizes the Company’s supplemental cash flow information:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$76,566	$58,518
Cash paid for income taxes	525	1,059
Non-cash activities:
Issuance and conversion of OP Units to common stock (a)	2,175	5,211
Dividends declared not yet paid	60,257	58,665
Reclassifications from Property under development to Buildings and Land improvements	177,694	2,612
Reclassifications from Buildings and Land improvements to Property under development	23,723	—
Reclassification of operating lease to sales-type lease	—	14,408
Retirement of common stock withheld for net settlement under the equity incentive plan	5,183	1,446
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
As of September 30, 2026, the Company has commitments to fund 13 build-to-suit transactions with remaining obligations of $350.7 million expected to fund in multiple draws through November 2027, using a combination of available cash on hand and Revolving Credit Facility borrowings. Rent is contractually scheduled to commence when the properties reach substantial completion and are made available for use by the tenant, which is expected to occur at various dates between October 2026 and November 2027. Additionally, the Company has a $6.5 million remaining commitment to complete infrastructure improvements at a property acquired during 2026.
In July 2026, in connection with our option to purchase land to be developed (see Note 3), the Company entered into a corporate guaranty of the project entity’s payment obligations in support of the project’s development with a maximum potential future payment of $28.8 million plus enforcement costs. The Company would be required to perform upon the project entity’s failure to pay, retains recourse against the project entity for any amounts paid, and has recognized no liability under the guaranty as of September 30, 2026.
The Company is a party to a tax protection agreement with the contributing members of an UPREIT transaction and a second tax protection agreement entered into in connection with the Company’s internalization. The tax protection agreements require the Company to indemnify the beneficiaries in the event of a sale, exchange, transfer, or other disposal of the contributed property, and in the case of the tax protection agreement entered into in connection with the Company’s internalization, the entire Company, in a taxable transaction that would cause such beneficiaries to recognize a gain that is protected under the agreements, subject to certain exceptions. The Company is required to allocate an amount of nonrecourse liabilities to each beneficiary that is at least equal to the minimum liability amount, as contained in the agreements. The minimum liability amount and the associated allocation of nonrecourse liabilities are calculated in accordance with applicable tax regulations, are completed at the OP level, and are not probable. Therefore, there is no impact to the Condensed Consolidated Financial Statements. Based on values as of September 30, 2026, taxable sales of the applicable properties would trigger liability under the agreements of approximately $16.4 million. Based on information available, the Company does not believe that the events resulting in damages as detailed above have occurred or are likely to occur in the foreseeable future.
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.
Obligations Under Operating and Finance Leases
The Company is a lessee under non-cancelable operating and finance leases associated with its corporate headquarters and other office spaces as well as ground leases. The Company’s obligations under leases primarily consist of a lease for the Company’s corporate office space, which expires in March 2034 and was determined to be an operating lease. The lease contains two five-year extension options, exercisable at the Company’s discretion, that are not reasonably certain to be exercised, and are therefore excluded from our calculation of the lease liability. The remaining lease obligations primarily consist of ground leases that, in accordance with the terms of our leases, are typically required to be reimbursed by our tenants. The Company remains primarily responsible for ground leases in the event a tenant is unable to pay. The weighted average discount rate on our operating and finance leases is 8.4%. The weighted average years remaining on our operating and finance lease liabilities is 27.5 years.

The following table summarizes the total lease costs associated with operating and finance leases:

(in thousands)	Financial Statement Presentation	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Operating lease costs:
Office leases	General and administrative	$252	$215	$755	$755
Ground leases	Property and operating expense	81	40	244	106
Ground leases - development properties	Property under development	—	55	21	166
Variable lease costs - ground leases	Property and operating expense	16	17	43	54
Financing lease costs:
Amortization of right-of-use assets	Depreciation and amortization	14	14	41	36
Interest expense on lease liabilities	Interest expense	69	68	206	180
Total lease cost		$432	$409	$1,310	$1,297
The following table summarizes payments associated with obligations under operating and finance leases reported as net cash provided by operating activities on the accompanying Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Operating lease payments	$1,032	$1,054
Financing lease payments	163	145
Total	$1,195	$1,199
At September 30, 2026, minimum future rental payments due from the Company for operating and finance leases over the next five years and thereafter are as follows:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2026	$327	$54
2027	1,251	218
2028	1,134	218
2029	1,174	238
2030	1,202	245
Thereafter	14,632	18,061
Total undiscounted lease payments	19,720	19,034
Present value adjustment for remaining lease payments	(10,622)	(16,262)
Total lease liability	$9,098	$2,772
17. Subsequent Events
On October 15, 2026, the Company paid distributions totaling $58.5 million.
On October 22, 2026, the Board of Directors declared a quarterly distribution of $0.295 per share on the Company’s common stock and OP Units for the fourth quarter of 2026, which will be payable on or before January 15, 2027 to stockholders and OP Unit holders of record as of December 31, 2026.
Subsequent to September 30, 2026, the Company borrowed $76.0 million, and paid down $22.5 million on the unsecured revolving credit facility, the proceeds of which were used to fund investment activity and for general corporate purposes.
Subsequent to September 30, 2026, the Company invested $12.2 million in twelve developments.

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
•“Revolving Credit Facility” means our $1.0 billion unsecured revolving credit facility, dated February 28, 2025, as amended, with J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto; and
•“straight-line yield” represents our pro-rata share of the estimated first year yield to be generated on a real estate investment, which was computed at the time of investment based on the straight-line annual rental income computed in accordance with GAAP, divided by the purchase price.
Overview
We are an industrial-focused, diversified net lease real estate investment trust (“REIT”) that invests in primarily single-tenant commercial real estate properties that are net leased on a long-term basis to a diversified group of tenants. As of September 30, 2026, our portfolio includes 767 properties, with 760 properties located in 44 U.S. states and seven properties located in four Canadian provinces.
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
-Diversified Portfolio. As of September 30, 2026, our portfolio was comprised of approximately 42.3 million rentable square feet of operational space, was highly diversified based on property type, geography, tenant, and industry, and was cross-diversified within each (e.g., property-type diversification within a geographic concentration):
•Property Type: We are primarily diversified across industrial and retail property types. Within these sectors, we have meaningful concentrations in distribution and warehouse, manufacturing, food processing, general merchandise, quick service restaurants, and casual dining.
•Geographic Diversification: Our properties are located in 44 U.S. states and four Canadian provinces, with no single geographic concentration exceeding 11.0% of our ABR.
•Tenant and Industry Diversification: Our properties are occupied by 206 different commercial tenants who operate 195 distinct brands that are diversified across 57 varying industries, with no single tenant accounting for more than 3.7% of our ABR.
-Strong In-Place Leases with Significant Remaining Lease Term. As of September 30, 2026, our portfolio was approximately 100.0% leased, based on square footage, with an ABR weighted average remaining lease term of approximately 9.3 years, excluding renewal options.
-Standard Contractual Base Rent Escalation. Approximately 96.9% of our leases have contractual rent escalations, with an ABR weighted average increase of 2.1%.
-Extensive Tenant Financial Reporting. Approximately 95.5% of our tenants, based on ABR, provide financial reporting, of which 84.5% are required to provide us with specified financial information on a periodic basis, and an additional 11.0% of our tenants report financial statements publicly, either through SEC filings or otherwise.
Current Macroeconomic Conditions and Strategic Priorities
Since 2022 and continuing throughout 2026, challenging macroeconomic and volatile geopolitical conditions have affected the broader commercial real estate market, including the net lease sector. During this period, interest rates remained elevated and have moved with notably increased volatility, contributing to a materially higher cost of capital for commercial real estate participants. The sustained high-rate environment during this period exceeded movements in commercial real estate capitalization rates, resulting in compression of returns on new investments. Market expectations regarding potential future monetary policy relief contributed to net lease property sellers maintaining elevated pricing expectations, which continued to limit transaction activity. These conditions have constrained, and may continue to constrain, the ability of commercial real estate owners, including us, to complete investments at volumes and accretion levels consistent with periods preceding this environment, which has contributed to lower earnings growth compared to those historical periods. Notwithstanding these conditions, we believe that our portfolio performance, ability to opportunistically access public equity and debt markets, and liquidity position provide a foundation to pursue future investment opportunities. We expect that revenues and earnings will continue to be supported by our three primary growth drivers: embedded same store net operating income growth, development activity, and a diversified acquisition pipeline.

Diversified Investment Activity
During the three and nine months ended September 30, 2026, our investment activity consisted of the following:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026		September 30, 2026
Acquisitions:
Acquisition price	$63,800	$—	$61,195	(b)	$124,995
Initial cash capitalization rate	7.7%	—	9.0%	(b)	8.3%
Straight-line yield	8.8%	—	9.4%	(b)	9.1%
Weighted average lease term (years)	15.0	—	4.0	(b)	9.2
Weighted average annual rent increase	2.0%	—	0.8%	(b)	1.4%

Development projects:
Total Investments	$137,695	$77,624	$99,447		$314,766
Build-to-suits	137,115	77,325	99,447		313,887
Redevelopments	580	299	—		879

Revenue generating capital expenditures:
Investments	$—	$404	$893		$1,297
Initial cash capitalization rate	—	11.3%	8.3%		9.2%
Weighted average lease term (years)	—	13.6	12.9		13.2
Weighted average annual rent increase	—	2.2%	2.8%		2.5%

Transitional capital:
Investments	$35,114	$13,462	$10,351		$58,927

Total investments	$236,609	$91,490	$171,886		$499,985
Total initial cash capitalization rate (a)	7.7%	11.3%	9.0%		8.3%
Total weighted average lease term (years) (a)	15.0	13.6	4.1		9.2
Total weighted average annual rent increase (a)	2.0%	2.2%	0.8%		1.4%
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

Development Projects
The following tables summarize the Company’s in-process build-to-suit (“BTS”) and redevelopment projects as of September 30, 2026:

Build-to-suit developments
Property	Projected Rentable Square Feet	Start Date (a)	Target Stabilization Date/Stabilized Date (b)	Lease Term (Years)	Annual Rent Escalations	Estimated Total Project Investment (c)	Cumulative Investment	Estimated Remaining Investment	Estimated Cash Capitalization Rate (d)	Estimated Straight-line Yield
In-process retail BTS:
Academy Sports (Magnolia, TX)	55	Feb. 2026	Nov. 2026	15.0	0.5%	$12,975	$8,955	$4,020	7.3%	7.5%
Tesla, Inc. (Las Vegas, NV)	60	Jun. 2026	Nov. 2027	15.0	3.0%	39,794	19,492	20,302	6.7%	8.3%
Hobby Lobby (Manor, TX)	55	Aug. 2026	Jun. 2027	15.0	0.5%	10,339	1,628	8,711	7.1%	7.4%
Academy Sports (Manor, TX)	55	Aug. 2026	Jun. 2027	15.0	0.4%	12,437	2,163	10,274	7.1%	7.3%
In-process industrial BTS:
Southwire (Bremen, GA)	1,178	Dec. 2024	Oct. 2026	10.0	2.6%	115,411	94,521	20,890	7.8%	8.8%
Amazon.com Services, LLC (Sarasota, FL)	230	Feb. 2026	May. 2027	15.0	2.3%	46,790	27,342	19,448	7.5%	8.8%
Tesla, Inc. (Austin, TX)	130	Apr. 2026	Oct. 2027	12.0	3.0%	30,983	8,963	22,020	6.7%	7.9%
Fortune 20 Investment-Grade Company (Colorado)	112	Jul. 2026	Mar. 2027	15.0	3.0%	303,000	76,247	226,753	8.5%	11.6%

	1,875			13.8	2.7%	571,729	239,311	332,418	8.0%	10.1%
Stabilized industrial BTS:
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Nov. 2025	15.0	3.0%	53,625	53,625	—	7.5%	9.3%
Sierra Nevada (Dayton, OH)	122	Oct. 2024	Mar. 2026	15.0	3.0%	52,203	52,203	—	7.6%	9.4%
Fiat Chrysler Automobile (Forsyth, GA)	422	Apr. 2025	May. 2026	15.0	3.0%	72,215	70,402	1,813	6.6%	8.2%
AGCO (Visalia, CA)	115	Jun. 2025	Aug. 2026	12.0	3.5%	19,010	17,360	1,650	7.0%	8.5%
Palmer Logistics (Midlothian, TX) (e)	270	Jul. 2025	Aug. 2026	12.3	3.5%	31,723	31,723	—	7.6%	9.2%
Stabilized retail BTS:
7Brew (Jacksonville, FL)	1	Jun. 2025	Nov. 2025	15.0	1.9%	2,005	2,005	—	8.0%	8.8%
Sprouts (Bedford, TX)	22	Jul. 2025	Sep. 2026	15.0	0.9%	9,533	6,566	2,967	7.2%	7.7%
Hobby Lobby (Granbury, TX)	55	Oct. 2025	Sep. 2026	15.0	0.7%	8,129	5,307	2,822	7.1%	7.4%
Academy Sports (Granbury, TX)	55	Oct. 2025	Sep. 2026	15.0	0.6%	12,393	8,848	3,545	7.1%	7.4%
Academy Sports (Waco, TX)	68	Dec. 2025	Sep. 2026	15.0	0.6%	14,488	9,911	4,577	7.2%	7.5%

Total / weighted average	3,127			14.0	2.7%	$847,053	$497,261	$349,792	7.7%	9.6%

Redevelopment projects
Property	Projected Rentable Square Feet	Start Date (a)	Target Stabilization Date (b)	% Leased (f)	Lease Term (Years) (f)	Annual Rent Escalations (f)	Estimated Total Project Investment (c)	Cumulative Investment	QTD Q3 2026 Investment	Estimated Remaining Investment	Original Property ABR (g)	Estimated Stabilized ABR (h)
In-process industrial redevelopment:
1501 Mittel (Chicago, IL MSA)	156	Apr. 2026	Aug. 2027	—	—	—	$17,906	$3,685	$580	$14,221	$1,409	$2,733
2400 West Central Rd (Chicago, IL MSA)	432	Jul. 2026	Jul. 2028	—	—	—	28,443	10,234	—	18,209	3,319	3,297
	588						$46,349	$13,919	$580	$32,430
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
Our Real Estate Investment Portfolio
The following charts summarize our portfolio diversification by property type, tenant, brand, industry, and geographic location as of September 30, 2026. These portfolio statistics exclude transitional capital investments. The percentages below are calculated based on our ABR of $449.5 million as of September 30, 2026.
Diversification by Property Type

$449.5 M
Annualized
Base Rent

Industrial	**63.3%**
Distribution & Warehouse	21.2%
Manufacturing	18.7%
Food Processing	12.2%
Flex and R&D	5.5%
Industrial Services	2.9%
Cold Storage	2.8%
Retail	**29.4%**
General Merchandise	8.5%
Quick Service Restaurants	6.2%
Casual Dining	6.0%
Animal Services	2.6%
Automotive	2.4%
Home Furnishings	1.6%
Healthcare Services	1.4%
Education	0.7%
Other	**7.3%**
Office	5.1%
Clinical & Surgical	2.2%

Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Industrial
Distribution & Warehouse	54	$95,196	21.2%	12,449	29.5%
Manufacturing	80	84,085	18.7%	12,807	30.3%
Food Processing	36	55,016	12.2%	6,050	14.3%
Flex and R&D	9	24,870	5.5%	1,711	4.0%
Industrial Services	20	12,766	2.9%	505	1.2%
Cold Storage	4	12,440	2.8%	874	2.1%
In-Process Developments	6	—	—	—	—
Industrial Total	209	284,373	63.3%	34,396	81.4%
Retail
General Merchandise	159	38,149	8.5%	2,847	6.7%
Quick Service Restaurants	154	28,002	6.2%	516	1.2%
Casual Dining	95	27,159	6.0%	637	1.5%
Animal Services	27	11,776	2.6%	421	1.0%
Automotive	56	10,599	2.4%	730	1.7%
Home Furnishings	12	7,053	1.6%	792	1.9%
Healthcare Services	18	6,254	1.4%	220	0.6%
Education	4	3,013	0.7%	118	0.3%
In-Process Developments	4	—	—	—	—
Untenanted	1	—	—	10	—
Retail Total	530	132,005	29.4%	6,291	14.9%
Other
Office	13	23,078	5.1%	1,238	2.9%
Clinical & Surgical	15	10,092	2.2%	327	0.8%
Other Total	28	33,170	7.3%	1,565	3.7%
Total	767	$449,548	100.0%	42,252	100.0%

Diversification by Tenant

Tenant	Property Type	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Roskam Baking Company, LLC*	Food Processing	7	$16,560	3.7%	2,250	5.3%
United Natural Foods, Inc.	Distribution & Warehouse	1	14,746	3.3%	1,016	2.4%
Sierra Nevada Company, LLC	Manufacturing	3	9,003	2.0%	280	0.7%
Joseph T. Ryerson & Son, Inc.	Distribution & Warehouse	11	8,238	1.8%	1,599	3.8%
AHF, LLC*	Distribution & Warehouse/Manufacturing	7	8,093	1.8%	1,982	4.7%
Dollar General Corporation	General Merchandise	74	7,844	1.7%	717	1.7%
Jack's Family Restaurants LP*	Quick Service Restaurants	43	7,757	1.7%	147	0.3%
Academy LTD	General Merchandise	11	7,563	1.7%	659	1.6%
Tractor Supply Company	General Merchandise	23	6,566	1.5%	462	1.1%
J. Alexander's, LLC*	Casual Dining	16	6,395	1.4%	131	0.3%
Total Top 10 Tenants		196	$92,765	20.6%	9,243	21.9%

Salm Partners, LLC*	Food Processing	2	$6,387	1.4%	426	1.0%
FCA US, LLC	Distribution & Warehouse	2	6,381	1.4%	538	1.3%
Nestle' USA, Inc.	Cold Storage/Food Processing	2	6,373	1.4%	503	1.2%
Hensley & Company*	Distribution & Warehouse	3	6,355	1.4%	577	1.4%
BluePearl Holdings, LLC†	Animal Services	13	6,065	1.4%	159	0.4%
Axcelis Technologies, Inc.	Flex and R&D	1	6,018	1.4%	417	1.0%
Owens & Minor Distribution, Inc.	Distribution & Warehouse	2	5,960	1.3%	523	1.2%
Red Lobster Hospitality, LLC & Red Lobster Restaurants, LLC*	Casual Dining	18	5,788	1.3%	147	0.3%
Outback Steakhouse of Florida, LLC*(a)	Casual Dining	22	5,635	1.3%	140	0.3%
Krispy Kreme Doughnut Corporation	Quick Service Restaurants/Food Processing	27	5,538	1.2%	156	0.4%
Total Top 20 Tenants		288	$153,265	34.1%	12,829	30.4%
(a)Tenant’s properties include 20 Outback Steakhouse restaurants and two Carrabba’s Italian Grill restaurants.
*Subject to a master lease.
†Includes properties leased by multiple tenants, some, not all, of which are subject to master leases.

Diversification by Industry

Tenant Industry	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
Packaged Foods & Meats	39	$57,897	12.9%	6,338	15.0%
Restaurants	252	56,006	12.5%	1,196	2.8%
Food Distributors	7	28,708	6.4%	2,534	6.0%
Distributors	29	22,391	5.0%	3,357	7.9%
Healthcare Facilities	42	21,867	4.9%	748	1.8%
Specialty Stores	44	21,585	4.8%	1,584	3.8%
Auto Parts & Equipment	38	19,181	4.3%	2,950	7.1%
Aerospace & Defense	6	13,702	3.0%	642	1.6%
Home Furnishing Retail	16	12,046	2.7%	1,687	4.0%
General Merchandise Stores	110	11,686	2.6%	1,035	2.4%
Metal & Glass Containers	8	11,176	2.5%	2,206	5.2%
Healthcare Services	17	11,071	2.5%	568	1.3%
Specialized Consumer Services	38	10,796	2.4%	684	1.6%
Life Sciences Tools & Services	6	10,017	2.2%	600	1.4%
Industrial Machinery	18	9,521	2.1%	1,823	4.3%
Other (42 industries)	96	131,898	29.2%	14,290	33.8%
Untenanted properties	1	—	—	10	—
Total	767	$449,548	100.0%	42,252	100.0%

Diversification by Geographic Location

PORTFOLIO CONCENTRATION
0.1–3%
3–6%
6–9%
9–11%

TOTAL PROPERTIES: 767 TOTAL STATES/PROVINCES: 44 U.S. states & 4 Canadian provinces

State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio	State / Province	# of Properties	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
TX	71	$49,305	11.0%	4,534	10.7%	MS	12	$4,244	0.9%	607	1.4%
MI	50	36,728	8.2%	4,005	9.5%	LA	5	3,857	0.9%	211	0.5%
FL	27	25,364	5.6%	1,543	3.7%	NE	6	3,526	0.8%	492	1.2%
OH	49	25,156	5.6%	1,833	4.3%	SC	13	3,456	0.8%	304	0.7%
CA	16	24,530	5.5%	2,330	5.5%	NJ	2	3,404	0.8%	266	0.6%
WI	25	22,347	5.0%	2,223	5.3%	IA	4	2,976	0.7%	622	1.5%
MN	21	20,670	4.6%	3,051	7.2%	NM	9	2,842	0.6%	107	0.3%
IL	29	18,934	4.2%	1,764	4.2%	UT	3	2,829	0.6%	280	0.6%
GA	35	17,116	3.8%	1,997	4.7%	WA	13	2,733	0.6%	69	0.2%
PA	32	16,091	3.6%	2,172	5.1%	CO	5	2,658	0.6%	126	0.3%
IN	27	14,985	3.3%	1,687	4.0%	MD	3	2,215	0.5%	205	0.5%
MO	20	14,130	3.1%	1,804	4.3%	CT	2	2,000	0.4%	55	0.1%
TN	47	13,667	3.0%	783	1.9%	MT	7	1,749	0.4%	43	0.1%
AL	53	13,197	2.9%	950	2.2%	DE	4	1,188	0.3%	133	0.3%
MA	4	11,942	2.7%	759	1.8%	ND	2	1,089	0.2%	24	0.1%
KY	22	9,279	2.1%	923	2.2%	VT	2	445	0.1%	24	0.1%
WV	18	9,194	2.0%	1,233	2.9%	WY	1	338	0.1%	21	0.1%
AZ	7	9,121	2.0%	747	1.8%	NV	2	282	0.1%	6	—
NC	25	9,034	2.0%	830	2.0%	OR	1	136	—	9	—
OK	24	8,746	2.0%	1,001	2.4%	Total U.S.	760	$441,572	98.2%	41,823	99.0%
AR	10	7,784	1.7%	340	0.8%	BC	2	$4,619	1.0%	253	0.6%
NY	28	7,499	1.7%	562	1.3%	ON	3	2,049	0.5%	101	0.2%
VA	15	5,124	1.1%	178	0.3%	AB	1	964	0.2%	51	0.1%
KS	7	5,015	1.1%	630	1.5%	MB	1	344	0.1%	24	0.1%
SD	2	4,647	1.0%	340	0.8%	Total Canada	7	$7,976	1.8%	429	1.0%
						Grand Total	767	$449,548	100.0%	42,252	100.0%

Our Leases
The following chart sets forth our lease expirations based upon the terms of the leases in place as of September 30, 2026.
The following table presents certain information based on lease expirations by year:

Expiration Year	# of Properties	# of Leases	ABR (’000s)	ABR as a % of Total Portfolio	Square Feet (’000s)	SF as a % of Total Portfolio
2026	4	4	$1,572	0.3%	80	0.2%
2027	28	24	31,938	7.1%	2,877	6.8%
2028	25	26	19,199	4.3%	1,596	3.8%
2029	62	37	19,407	4.3%	2,618	6.2%
2030	66	54	39,948	8.9%	3,451	8.2%
2031	39	34	9,598	2.1%	863	2.0%
2032	64	49	34,125	7.6%	3,475	8.2%
2033	51	25	20,245	4.5%	1,504	3.6%
2034	39	28	17,504	3.9%	1,426	3.4%
2035	22	17	17,145	3.8%	2,219	5.3%
2036	98	27	42,699	9.5%	4,358	10.3%
2037	18	12	27,745	6.2%	2,332	5.5%
2038	41	41	18,715	4.2%	1,722	4.1%
2039	21	17	23,095	5.1%	1,743	4.1%
2040	32	13	17,534	3.9%	923	2.2%
2041	69	15	35,852	8.0%	2,826	6.7%
2042	59	15	47,827	10.7%	4,926	11.6%
2043	3	2	8,160	1.8%	517	1.2%
2044	3	3	1,660	0.4%	103	0.2%
2045	4	3	7,350	1.6%	698	1.7%
Thereafter	8	2	8,230	1.8%	1,985	4.7%
Total leased properties	756	448	$449,548	100.0%	42,242	100.0%
In-process developments	10	8	—	—	—	—
Untenanted properties	1	—	—	—	10	—
Total properties	767	456	$449,548	100.0%	42,252	100.0%

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2026, leases contributing 96.9% of our ABR provided for increases in future ABR, generally ranging from 1.5% to 3.0% annually, with an ABR weighted average annual increase equal to 2.1% of base rent. Generally, our rent escalators increase rent on specified dates by a fixed percentage. Our escalations provide us with a source of organic revenue growth and a measure of inflation protection. Additional information on lease escalation frequency and weighted average annual escalation rates as of September 30, 2026 is displayed below:

Lease Escalation Frequency	% of ABR	Weighted Average Annual Increase (a)
Annually	81.2%	2.3%
Every 2 years	0.1%	1.8%
Every 3 years	0.9%	2.8%
Every 4 years	0.9%	2.4%
Every 5 years	8.5%	1.4%
Every 6 years	0.1%	1.7%
Other escalation frequencies	5.2%	1.4%
Flat (b)	3.1%	—
Total/ABR Weighted Average	100.0%	2.1%
(a)Represents the ABR weighted average annual increase of the entire portfolio as if all escalations occurred annually. For leases where rent escalates by the greater of a stated fixed percentage or the change in CPI, we have assumed an escalation equal to the stated fixed percentage in the lease. As of September 30, 2026, leases contributing 3.8% of our ABR provide for rent increases equal to the lesser of a stated fixed percentage or the change in CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual increase presented.
(b)Generally associated with investment grade retail tenants.
The escalation provisions of our leases (by percentage of ABR) as of September 30, 2026, are displayed in the following chart:

Transitional Capital
We may, from time to time, invest in transitional capital opportunities, including preferred equity interests and real estate lending opportunities. Such investments are intended to be shorter in duration, offering an alternative source of financing.
The following table presents our transitional capital investments at September 30, 2026:

Property (a)	Investment (’000s)	Stabilized Cash Capitalization Rate (b)	Annualized Initial Cash NOI Yield	Remaining Initial Term (Years)
Sunset Hills Retail Center - St. Louis, MO (c) (d)	$57,643	8.0%	7.6%	0.8
Project Triboro Industrial Park - Olyphant, PA (e)	154,257	7.8%	—	2.1
(a)Each of the Company’s transitional capital investments at September 30, 2026 are in the form of preferred equity.
(b)Represents stated yield with unpaid amounts accruing with preferential payment.
(c)Agreement includes an additional $7.8 million commitment of preferred capital at the Company’s sole discretion. The remaining commitment at September 30, 2026 is $2.4 million. Agreement contains two one-year extension options subject to a 0.50% extension fee. Repayment at end of term subject to a $3.5 million repayment fee.
(d)Underlying property metrics at September 30, 2026: 28 retail spaces, 0.3 million rentable square feet, 6.7 years of weighted average remaining lease term, 97.6% occupancy rate (based on square feet and including leases that have been executed but rent has not yet commenced), and 99.4% rent collection (on a quarterly basis).
(e)This investment represents preferred equity in four consolidated joint ventures that have acquired land designated for industrial build-to-suit development. Agreements contain two one-year extension options subject to a 0.25% fee for the first option, and a 0.50% fee for the second option, and the right to transfer or sell our preferred equity at any time.
Results of Operations
The following discussion includes the results of our operations for the periods presented.
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Lease revenues, net

(in thousands)	For the Three Months Ended
	September 30, 2026	June 30, 2026	Increase/(Decrease)
			$	%
Contractual rental amounts billed for operating leases	$110,191	$109,473	$718	0.7%
Adjustment to recognize contractual operating lease billings on a straight-line basis	5,672	5,802	(130)	(2.2)%
Net write-offs of accrued rental income	(2,881)	—	(2,881)	(100.0)%
Variable rental amounts earned	716	816	(100)	(12.3)%
Earned income from direct financing leases	657	662	(5)	(0.8)%
Interest income from sales-type leases	473	473	—	0.0%
Operating expenses billed to tenants	6,435	5,012	1,423	28.4%
Other income from real estate transactions	722	4	718	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	(118)	67	(185)	(> 100.0)%
Total lease revenues, net	$121,867	$122,309	$(442)	(0.4)%
The decrease in Lease revenues, net, during the three months ended September 30, 2026, was primarily attributable to an increase in net write-offs of accrued rental income. Write-offs of accrued rental income are discrete charges based on our assessment of collectability and fluctuate from quarter to quarter. This decrease was partially offset by a $1.2 million increase in real estate taxes reimbursed by tenants, corresponding to the increase in reimbursable property and operating expenses as described below.

Operating expenses

	For the Three Months Ended
	September 30, 2026	June 30, 2026	Increase/(Decrease)
(in thousands)			$	%
Operating expenses
Depreciation and amortization	$50,785	$49,102	$1,683	3.4%
Property and operating expense	7,341	5,817	1,524	26.2%
General and administrative	10,777	11,897	(1,120)	(9.4)%
Provision for impairment of investment in rental properties	1,474	3,546	(2,072)	(58.4)%
Total operating expenses	$70,377	$70,362	$15	0.0%
Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2026 was primarily attributable to $8.5 million of accelerated depreciation recognized from the reduction in the estimated remaining useful life of a property transitioned to redevelopment during the quarter. The increase is partially offset by $6.2 million of accelerated depreciation recognized in connection with the demolition of a redevelopment property during the three months ended June 30, 2026.
Property and operating expense
The increase in property and operating expense during the three months ended September 30, 2026 is primarily related to a $1.2 million increase in real estate taxes that are reimbursable by tenants. There is a corresponding increase in operating expenses billed to tenants as described above.
General and administrative
The decrease in general and administrative expenses for the three months ended September 30, 2026 was primarily due to $1.6 million of transaction costs, including a deposit on land related to a build-to-suit opportunity we decided not to pursue, during the three months ended June 30, 2026 that did not reoccur during the three months ended September 30, 2026.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Three Months Ended
(in thousands, except number of properties)	September 30, 2026	June 30, 2026
Number of properties	2	6
Carrying value prior to impairment charge	$5,937	$13,046
Fair value	4,463	9,500
Impairment charge	$1,474	$3,546
During the three months ended September 30, 2026, we recognized $1.5 million of impairment resulting primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on expected sales prices of the individual properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.
Other income (expenses)

(in thousands)	For the Three Months Ended		Increase/(Decrease)
	September 30, 2026	June 30, 2026
			$	%
Other income (expenses)
Interest income	$118	$135	$(17)	(12.6)%
Interest expense	(26,738)	(25,785)	953	3.7%
Gain on sale of real estate	3,596	12,990	(9,394)	(72.3)%
Income taxes	(256)	(346)	(90)	(26.0)%
Other income (expenses)	(71)	1,314	(1,385)	(> 100.0)%

Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the three months ended September 30, 2026, we recognized a gain of $3.6 million on the sale of three properties, compared to a gain of $13.0 million on the sale of nine properties during the three months ended June 30, 2026.
Other income (expenses)
The decrease in Other income (expenses) during the three months ended September 30, 2026 was primarily due to a $0.1 million foreign exchange loss recognized on the quarterly remeasurement of our $100.0 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $1.3 million foreign exchange gain recognized during the three months ended June 30, 2026.
Net income and Net earnings per diluted share

	For the Three Months Ended		Increase/(Decrease)
	September 30, 2026	June 30, 2026
(in thousands, except per share data)			$	%
Net income	$28,139	$40,255	$(12,116)	(30.1)%
Net earnings per diluted share	0.14	0.21	(0.07)	(33.3)%
The decrease in net income is primarily attributable to a $9.4 million decrease in gain on sale of real estate, a $2.9 million increase in net write-offs of accrued rental income, a $1.7 million increase in depreciation and amortization, and a $1.4 million decrease in foreign exchange gain. This was partially offset by a $2.1 million decrease in provision for impairment, and a $1.1 million decrease in general and administrative expenses.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Lease revenues, net

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands)	2026	2025	$	%
Contractual rental amounts billed for operating leases	$327,183	$302,598	$24,585	8.1%
Adjustment to recognize contractual operating lease billings on a straight-line basis	17,322	16,952	370	2.2%
Net write-offs of accrued rental income	(2,881)	(2,983)	102	3.4%
Variable rental amounts earned	2,290	2,130	160	7.5%
Earned income from direct financing leases	1,986	2,036	(50)	(2.5)%
Interest income from sales-type leases	1,420	354	1,066	> 100.0%
Operating expenses billed to tenants	17,146	15,491	1,655	10.7%
Other income from real estate transactions	759	183	576	> 100.0%
Adjustment to revenue recognized for uncollectible rental amounts billed, net	352	(917)	1,269	> 100.0%
Total lease revenues, net	$365,577	$335,844	$29,733	8.9%
The increase in lease revenues, net was primarily attributable to growth in our real estate portfolio. Subsequent to the third quarter of 2025, we had a total of $303.0 million of acquisitions and revenue generating capital expenditures at a cash capitalization rate of 7.5%, and $276.2 million of build-to-suit developments reach stabilization at a weighted average cash capitalization rate of 7.7%. This stabilized investment activity was partially offset by disposition activity of $123.6 million at a weighted average cash capitalization rate of 6.3% on tenanted properties over the same period. Further, the increase in lease revenues, net was partially due to a $1.7 million increase in real estate taxes reimbursed by tenants, corresponding to the increase in reimbursable property and operating expenses described below. Additionally, the increase in lease revenues, net was partially due to net recoveries of bad debt during the nine months ended September 30, 2026 compared to bad debt expense during the nine months ended September 30, 2025. Interest income from sales-type leases increased $1.1 million over the comparable period resulting from the timing of a lease that was classified as sales-type in the third quarter of 2025.
The increase in lease revenues, net was partially due to an increase in interest income from sales-type leases compared to the nine months ended September 30, 2025.
Operating expenses

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands)	2026	2025	$	%
Operating expenses
Depreciation and amortization	$141,413	$122,318	$19,095	15.6%
Property and operating expense	19,339	16,688	2,651	15.9%
General and administrative	33,023	29,216	3,807	13.0%
Provision for impairment of investment in rental properties	5,019	35,067	(30,048)	(85.7)%
Total operating expenses	$198,794	$203,289	$(4,495)	(2.2)%
Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2026 was primarily attributable to $15.0 million of accelerated depreciation recognized from the reduction in the estimated remaining useful life of two properties transitioned to redevelopment and the timing and amount of net investment activity in our real estate portfolio as discussed above.
Property and operating expense
The increase in property and operating expense for the nine months ended September 30, 2026 was primarily related to a $1.7 million increase in real estate taxes reimbursed by tenants. As described above, there is a corresponding increase in operating expenses billed to tenants. The remaining increase is primarily from increases in reimbursable property management fees and demolition costs related to a redevelopment property.
General and administrative
The increase in general and administrative expenses for the nine months ended September 30, 2026 was primarily due to $1.6 million of transaction costs, including a deposit on land related to a build-to-suit opportunity we decided not to pursue, and an increase in stock-based compensation expense.
Provision for impairment of investment in rental properties
The following table presents the impairment charges for the respective periods:

	For the Nine Months Ended
	September 30,
(in thousands, except number of properties)	2026	2025
Number of properties	8	18
Carrying value prior to impairment charge	$18,983	$104,759
Fair value	13,964	69,693
Impairment charge	$5,019	$35,067
During the nine months ended September 30, 2026, we recognized $5.0 million of impairment resulting primarily from changes in our long-term hold strategy with respect to the individual properties. Such impairments were based on actual and expected sales prices of the individual properties. The timing and amount of impairment fluctuates from period to period depending on the specific facts and circumstances.

Other income (expenses)

	For the Nine Months Ended
	September 30,		Increase/(Decrease)
(in thousands)	2026	2025	$	%
Other income (expenses)
Interest income	$304	$403	$(99)	(24.6)%
Interest expense	(77,783)	(69,416)	8,367	12.1%
Gain on sale of real estate	23,707	4,230	19,477	> 100.0%
Income taxes	(914)	(763)	151	19.8%
Other income (expenses)	2,689	(2,620)	5,309	> 100.0%
Interest expense
The increase in interest expense for the nine months ended September 30, 2026 is primarily due to the completion of our $350.0 million 5.00% senior unsecured notes during the third quarter of 2025, the proceeds of which were used to fund acquisitions and paydown the Revolving Credit Facility during 2025. Additionally, the increase in interest expense during the nine months ended September 30, 2026 is due to increased borrowings on our variable-rate USD Revolving Credit Facility to fund investment activity.
Gain on sale of real estate
Our recognition of a gain or loss on the sale of real estate varies from transaction to transaction based on fluctuations in asset prices and demand in the real estate market. During the nine months ended September 30, 2026, we recognized a gain of $23.7 million on the sale of 13 properties, compared to a gain of $4.2 million on the sale of 23 properties during the nine months ended September 30, 2025.
Other income (expenses)
The increase in other income during the nine months ended September 30, 2026 was primarily due to a $2.7 million foreign exchange gain recognized on the quarterly remeasurement of our $100.0 million Canadian Dollars (“CAD”) Revolving Credit Facility borrowings, compared to a $2.4 million foreign exchange loss recognized during the nine months ended September 30, 2025.
Net income and Net earnings per diluted share

	For the Nine Months Ended		Increase/(Decrease)
	September 30,
(in thousands, except per share data)	2026	2025	$	%
Net income	$114,786	$64,388	$50,398	78.3%
Net earnings per diluted share	0.58	0.33	0.25	75.8%
The increase in net income is primarily due to a decrease in impairment charges of $30.0 million, an increase in net lease revenues of $29.7 million, an increase in the gain on sale of real estate of $19.5 million, and an increase in other income of $5.3 million. These are partially offset by an increase in interest expense of $8.4 million, an increase in depreciation and amortization of $19.1 million, an increase in general and administrative expenses of $3.8 million, and an increase in property and operating expenses of $2.7 million.
GAAP net income includes items such as gain or loss on sale of real estate and provisions for impairment, unrealized foreign exchange gain or loss, among others, which can vary from quarter to quarter and impact period-over-period comparisons.

Liquidity and Capital Resources
General
We acquire real estate using a combination of debt and equity capital, cash from operations that is not otherwise distributed to our stockholders, and proceeds from dispositions of real estate properties. Our focus is on maximizing the risk-adjusted return to our stockholders through an appropriate balance of debt and equity in our capital structure. We are committed to maintaining an investment grade balance sheet through active management of our leverage profile and overall liquidity position. We believe our leverage strategy has allowed us to take advantage of the lower cost of debt while simultaneously strengthening our balance sheet, as evidenced by our current investment grade credit ratings of ‘BBB’ from S&P and ‘Baa2’ from Moody’s. We seek to maintain on a sustained basis Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio that is generally less than 6.0x. As of September 30, 2026, we had total debt outstanding of $2.9 billion, Net Debt of $2.9 billion, Pro Forma Net Debt of $2.5 billion, and a Pro Forma Net Debt to Annualized Adjusted EBITDAre ratio of 5.4x.
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
Short-term Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses and interest payments on our outstanding debt, to pay distributions, to fund our acquisitions that are under control or expected to close within a short time period, and to pay for commitments to fund build-to-suit and redevelopment projects, revenue generating capital expenditures, and transitional capital investments. Under leases where we are required to bear the cost of structural repairs and replacements, we do not currently anticipate making significant capital expenditures or incurring other significant property-level costs, including as a result of inflationary pressures in the current economic environment, because of the strong occupancy levels across our portfolio and the net lease nature of our leases. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents balances and net cash provided by operating activities, supplemented by borrowings under our Revolving Credit Facility, capital raised through equity programs, and capital recycled through selective property dispositions. We use cash on hand and borrowings under our Revolving Credit Facility to initially fund investments, which are subsequently repaid or replaced with proceeds from our equity and debt capital markets activities as well as proceeds from selective property dispositions.
As detailed in the contractual obligations table below, we have approximately $206.1 million of expected obligations due throughout the remainder of 2026, consisting of $114.2 million of commitments to fund investments, $30.9 million of projected interest expense, $60.3 million of dividends declared, $0.4 million of mortgage payments, and $0.4 million of lessee obligations. At September 30, 2026, we had $428.8 million of available capacity under our Revolving Credit Facility.
Long-term Liquidity Requirements
Our long-term liquidity requirements consist primarily of funds necessary to repay debt and invest in additional revenue generating properties and build-to-suit and redevelopment projects. We expect to source debt capital from unsecured term loans from commercial banks, revolving credit facilities, private placement senior unsecured notes, and public bond offerings.
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
Equity Capital Resources
Our equity capital is primarily provided through our at-the-market common equity offering program (“ATM Program”), as well as follow-on equity offerings. Under the terms of our ATM Program we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million. The ATM Program provides for forward sale agreements, which enable us to set the price of shares upon pricing the offering, while delaying the issuance of shares and the receipt of the net proceeds. After considering the shares sold subject to forward sale agreements, we had $200.0 million of capacity remaining under the ATM Program as of September 30, 2026.
In August 2026, we completed a public offering to sell an aggregate of 12,650,000 shares of common stock at a price of $20.50 per share, subject to certain adjustments, in connection with forward sale agreements. We expect to settle the forward sale agreements by the September 2027 maturity date. As of September 30, 2026, we anticipate the forward sale agreements will provide net proceeds of approximately $247.7 million.
Our public offerings have been used to repay debt, to fund investments, and for other general corporate purposes.

Unsecured Indebtedness as of September 30, 2026
The following table sets forth our outstanding Revolving Credit Facility, unsecured term loans and senior unsecured notes at September 30, 2026:

(in thousands, except interest rates)	Outstanding Balance	Interest Rate	Maturity Date
Revolving Credit Facility	$555,438	applicable reference rate + 0.80% (a)	Mar. 2029 (d)
Unsecured term loans:
2027 Unsecured Term Loan	200,000	daily simple SOFR + 0.90% (b)	Aug. 2027
2028 Unsecured Term Loan	500,000	one-month SOFR + 0.90% (c)	Mar. 2028 (e)
2029 Unsecured Term Loan	300,000	daily simple SOFR + 0.90% (b)	Feb. 2029 (f)
2030 Unsecured Term Loan	100,000	one-month SOFR + 0.90% (c)	Jan. 2030 (g)
Total unsecured term loans	1,100,000
Unamortized debt issuance costs, net	(4,702)
Total unsecured term loans, net	1,095,298
Senior unsecured notes:
2027 Senior Unsecured Notes - Series A	150,000	4.84%	Apr. 2027
2028 Senior Unsecured Notes - Series B	225,000	5.09%	Jul. 2028
2030 Senior Unsecured Notes - Series C	100,000	5.19%	Jul. 2030
2031 Senior Unsecured Public Notes	375,000	2.60%	Sep. 2031
2032 Senior Unsecured Public Notes	350,000	5.00%	Nov. 2032
Total senior unsecured notes	1,200,000
Unamortized debt issuance costs and original issuance discounts, net	(8,038)
Total senior unsecured notes, net	1,191,962
Total unsecured debt	$2,842,698
(a)At September 30, 2026, a balance of $485.0 million was subject to daily simple SOFR. At September 30, 2026, the balance includes $100.0 million CAD borrowings remeasured to $70.4 million USD, and was subject to the daily simple Canadian Overnight Repo Rate Average (“CORRA”) of 2.31%.
(b)At September 30, 2026, overnight SOFR was 3.90%.
(c)At September 30, 2026, one-month SOFR was 3.91%.
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
(g)The 2030 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2030 term loan facility.
On July 28, 2026, we entered into a new $300.0 million senior unsecured delayed draw term loan maturing January 30, 2030 (the “2030 Unsecured Term Loan”). The facility includes a twelve-month availability period during which we may draw on the commitments. Borrowings bear interest at adjusted SOFR plus a margin ranging from 0.750% to 1.550% per annum based on our credit rating; the applicable margin was 0.900% as of September 30, 2026. Concurrently, amendments to our existing unsecured credit agreements reduced the applicable SOFR-based margins on our existing unsecured term loans to 0.900% from 0.950% per annum and on our Revolving Credit Facility to 0.800% from 0.850% per annum. We intend to use proceeds from the 2030 Unsecured Term Loan for investment activity and general corporate purposes.

Debt Covenants
We are subject to various covenants and financial reporting requirements pursuant to our debt facilities, which are summarized below. As of September 30, 2026, we believe we were in compliance with all of our covenants on all outstanding borrowings. In the event of default, either through default on payments or breach of covenants, we may be restricted from paying dividends to our stockholders in excess of dividends required to maintain our REIT qualification. For each of the previous three years, we paid dividends out of our cash flows from operations in excess of the distribution amounts required to maintain our REIT qualification.
Contractual Obligations
The following table provides information with respect to our contractual commitments and obligations as of September 30, 2026 (in thousands). Refer to the discussion in the Liquidity and Capital Resources section above for further discussion over our short and long-term obligations.

Year of Maturity	Revolving Credit Facility (a)	Mortgages	Term Loans		Senior Notes	Interest Expense (e)	Dividends (f)	Commitments to Fund Investments (g)	Lessee Obligations (h)	Total
2026	$—	$388	$—		$—	$30,865	$60,257	$114,233	$382	$206,125
2027	—	1,596	200,000		150,000	114,510	—	243,840	1,469	711,415
2028	—	38,278	500,000	(b)	225,000	82,828	—	—	1,352	847,458
2029	555,438	—	300,000	(c)	—	42,201	—	—	1,412	899,051
2030	—	—	100,000	(d)	100,000	30,238	—	—	1,447	231,685
Thereafter	—	—	—		725,000	39,643	—	—	32,692	797,335
Total	$555,438	$40,262	$1,100,000		$1,200,000	$340,285	$60,257	$358,073	$38,754	$3,693,069
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
(d)Our 2030 Unsecured Term Loan contains two twelve-month extension options subject to certain conditions, including the payment of an extension fee equal to 0.125% of the aggregate principal amount of the loans outstanding under the 2030 term loan facility.
(e)Interest expense is projected based on the outstanding borrowings and interest rates in effect as of September 30, 2026. This amount includes the impact of interest rate swap agreements.
(f)Amounts include dividends declared as of September 30, 2026 of $0.2925 per common share and OP Unit. Future undeclared dividends have been excluded.
(g)Amounts include acquisitions under control, defined as acquisitions under contract or executed letter of intent, commitments to fund revenue generating capital expenditures, and both current committed in-process developments and under control development opportunities.
(h)Represents our contractual lease obligations as a lessee, primarily including our corporate headquarters and ground leases at our rental properties or properties under development. Our tenants are responsible for paying the rent under these ground leases at our stabilized assets. In the event our tenant fails to pay the ground lease rent, we are primarily responsible.
At September 30, 2026 investment in rental property with a net book value of $55.2 million was pledged as collateral against the Company’s mortgages.
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
We attempt to manage the interest rate risk on variable rate borrowings by entering into interest rate swaps. As of September 30, 2026, we had 21 effective interest rate swaps with an aggregate notional amount of $765.4 million. Under the effective swap agreements, we receive monthly payments from the counterparties equal to the related variable interest rates multiplied by the outstanding notional amounts. In turn, we pay the counterparties each month an amount equal to a fixed interest rate multiplied by the related outstanding notional amounts. The intended net impact of these transactions is that we pay a fixed interest rate on our variable-rate borrowings. The interest rate swaps have been designated by us as cash flow hedges for accounting purposes and are reported at fair value. We assess, both at inception and on an ongoing basis, the effectiveness of our qualifying cash flow hedges. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes.
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
Cash Flows
Cash and cash equivalents and restricted cash totaled $13.8 million and $83.3 million at September 30, 2026 and September 30, 2025, respectively. The table below shows information concerning cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,
(In thousands)	2026	2025
Net cash provided by operating activities	$221,897	$214,929
Net cash used in investing activities	(438,651)	(390,647)
Net cash provided by financing activities	196,889	243,045
Net (decrease) increase in cash and cash equivalents and restricted cash	$(19,865)	$67,327
The increase in net cash provided by operating activities was primarily due to an increase in contractual rents related to rent escalations and growth in our real estate portfolio, as well as the absence of cash paid to settle interest rate swaps, which occurred during the prior-year period. These increases were partially offset by an increase in cash paid for interest during the nine months ended September 30, 2026.
The increase in net cash used in investing activities was primarily due to an increase in investment activity in property under development, partially offset by a decrease in acquisition investment activity and an increase in disposition proceeds during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The decrease in net cash provided by financing activities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, mainly reflects lower proceeds from unsecured term loans and senior unsecured notes, a portion of which was used to repay outstanding debt during the prior-year period, partially offset by higher net borrowings on the Revolving Credit Facility during the nine months ended September 30, 2026.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO, and AFFO:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income	$28,139	$40,255	$114,786	$64,388
Real property depreciation and amortization	50,703	49,021	141,167	122,066
Gain on sale of real estate	(3,596)	(12,990)	(23,707)	(4,230)
Provision for impairment on investment in rental properties	1,474	3,546	5,019	35,067
FFO adjustments allocable to joint venture noncontrolling interests	(66)	—	(82)	—
FFO	$76,654	$79,832	$237,183	$217,291
Net write-offs of accrued rental income	2,881	—	2,881	2,987
Other non-core income from real estate transactions (a)	(703)	(25)	(728)	(137)
Non-capitalized demolition and other costs	328	24	352	—
Cost of debt extinguishment	—	—	—	166
Severance and employee transition costs	191	11	202	55
Other (income) expenses (b)	71	(1,314)	(2,689)	2,454
Core FFO	$79,422	$78,528	$237,201	$222,816
Straight-line rent adjustment	(5,432)	(5,567)	(16,629)	(16,452)
Adjustment to provision for credit losses	—	(14)	(14)	(13)
Amortization of debt issuance costs	1,629	1,641	4,897	3,922
Non-capitalized transaction costs	1	1,632	1,640	383
Realized gain or loss on interest rate swaps and other non-cash interest expense	36	36	117	6,126
Amortization of lease intangibles	(1,014)	(1,017)	(3,046)	(3,453)
Stock-based compensation	3,163	2,972	8,701	7,105
AFFO	$77,805	$78,211	$232,867	$220,434
(a)Amount includes $0.3 million associated with the return of funds held in escrow for property work not completed, $0.2 million associated with end of lease activities, and $0.2 million from lease assignment activities, all of which are not core to our business operations for the three and nine months ended September 30, 2026.
(b)Amount includes $(0.1) million and $1.3 million of unrealized foreign exchange (loss) gain for the three months ended September 30, 2026 and June 30, 2026, respectively, and $2.7 million and $(2.4) million of unrealized foreign exchange gain (loss) for the nine months ended September 30, 2026 and September 30, 2025, respectively, primarily associated with our Canadian dollar denominated revolving borrowings.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA, EBITDAre, Adjusted EBITDAre, and Pro Forma Adjusted EBITDAre. Information is also presented with respect to Annualized EBITDAre, Annualized Adjusted EBITDAre, and Pro Forma Annualized Adjusted EBITDAre:

	For the Three Months Ended
(in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Net income	$28,139	$40,255	$27,065
Depreciation and amortization	50,785	49,102	40,246
Interest expense	26,738	25,785	28,230
Income taxes	256	346	208
EBITDA	$105,918	$115,488	$95,749
Provision for impairment of investment in rental properties	1,474	3,546	6,999
Gain on sale of real estate	(3,596)	(12,990)	(3,259)
EBITDAre	$103,796	$106,044	$99,489
Adjustment for current quarter investment activity (a)	2,620	540	1,797
Adjustment for current quarter disposition activity (b)	(70)	(327)	(257)
Adjustment to exclude non-recurring and other expenses (c)	510	36	(177)
Adjustment to exclude net write-offs of accrued rental income	2,881	—	755
Adjustment to exclude realized / unrealized foreign exchange (gain) loss	71	(1,288)	(1,312)
Adjustment to exclude other income from real estate transactions (d)	(703)	(25)	(43)
Adjusted EBITDAre	$109,105	$104,980	$100,252
Estimated revenues from developments (e)	5,696	3,766	2,544
Pro Forma Adjusted EBITDAre	$114,801	$108,746	$102,796
Annualized EBITDAre	$415,184	$424,176	$397,956
Annualized Adjusted EBITDAre	$436,420	$419,920	$401,008
Pro Forma Annualized Adjusted EBITDAre	$459,204	$434,984	$411,184
(a)Reflects an adjustment to give effect to all investments during the quarter, including developments that have reached rent commencement, as if they had been made as of the beginning of the quarter.
(b)Reflects an adjustment to give effect to all dispositions during the quarter as if they had been sold as of the beginning of the quarter.
(c)Amount includes $0.3 million of non-capitalized demolition costs recognized in connection with demolition of a property being redeveloped and $0.2 million of severance and employee transition costs for the three months ended September 30, 2026. Amount includes less than $0.2 million of accelerated lease intangible amortization for the three months ended September 30, 2025.
(d)Amount includes $0.3 million associated with the return of funds held in escrow for property work not completed, $0.2 million associated with end of lease activities, and $0.2 million from lease assignment activities, all of which are not core to our business operations for the three months ended September 30, 2026.
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

(in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Debt
Unsecured revolving credit facility	$555,438	$447,376	$95,824
Unsecured term loans, net	1,095,298	995,423	994,550
Senior unsecured notes, net	1,191,962	1,191,552	1,190,315
Mortgages, net	40,262	40,640	57,168
Debt issuance costs	12,740	13,025	15,171
Gross Debt	$2,895,700	$2,688,016	$2,353,028
Cash and cash equivalents	(12,189)	(11,095)	(81,966)
Restricted cash	(1,588)	(1,822)	(1,354)
Net Debt	$2,881,923	$2,675,099	$2,269,708
Estimated net proceeds from forward sale agreements (a)	(409,329)	(124,313)	(37,257)
Pro Forma Net Debt	$2,472,594	$2,550,786	$2,232,451

Leverage Ratios:
Net Debt to Annualized EBITDAre	6.9x	6.3x	5.7x
Net Debt to Annualized Adjusted EBITDAre	6.6x	6.4x	5.7x
Pro Forma Net Debt to Annualized Adjusted EBITDAre	5.4x	5.9x	5.4x
(a)Represents pro forma adjustment for estimated net proceeds from forward sale agreements that have not settled as if they have been physically settled for cash as of the period presented.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as other disclosures in the financial statements. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on our financial statements. A summary of our significant accounting policies and procedures is included in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe there have been no significant changes during the three and nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in our 2025 Annual Report on Form 10-K.
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
Our fixed-rate debt includes our senior unsecured notes, mortgages, and variable-rate debt converted to a fixed rate with the use of interest rate swaps. Our fixed-rate debt had a carrying value and fair value of approximately $2.0 billion and $2.0 billion, respectively, as of September 30, 2026. Changes in market interest rates impact the fair value of our fixed-rate debt and interest rate swaps, but they have no impact on interest incurred or on cash flows. For instance, if interest rates were to increase and the fixed-rate debt balance were to remain constant, we would expect the fair value of our debt to decrease, similar to how the price of a bond decreases as interest rates rise. A 1% increase in market interest rates would have resulted in a decrease in the fair value of our fixed-rate debt of approximately $40.2 million as of September 30, 2026.
Borrowings pursuant to our Revolving Credit Facility and other variable-rate debt bear interest at rates based on the applicable reference rate plus an applicable margin, and totaled $1.7 billion as of September 30, 2026, of which $765.4 million was swapped to a fixed rate by our use of interest rate swaps. Taking into account the effect of our interest rate swaps, a 1% increase or decrease in interest rates would have a corresponding $8.9 million increase or decrease in interest expense annually.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)
Agreements with CEO, COO, and CFO
On October 28, 2026, the Company entered into an amended and restated employment agreement with Chief Executive Officer John Moragne, an amended and restated employment agreement with Chief Operating Officer Ryan Albano, and an employment agreement with Chief Financial Officer Kevin Fennell (each, an “Employment Agreement”). The Employment Agreements take effect January 1, 2027 and have a term ending December 31, 2029. In each case, the Employment Agreement replaces an employment agreement, as amended in 2023, or severance protection agreement between the executive and the Company, as applicable, that was set to expire on December 31, 2026. Aside from the new term described above and certain administrative and technical updates, the provisions of the Employment Agreements with Mr. Moragne and Mr. Albano are substantially consistent with those in their current employment agreements, as amended, and previously described in the Company’s annual meeting proxy statement, filed with the Securities and Exchange Commission on Form DEF 14A on March 20, 2026 (the “2026 Annual Meeting Proxy Statement”) (available here). For Mr. Fennell, the Employment Agreement provides additional terms and conditions regarding Mr. Fennell’s employment with the Company in a manner similar to the Employment Agreements for Mr. Moragne and Mr. Albano, but was not previously covered by his existing severance protection agreement. The terms and conditions of his severance rights are substantially consistent with those of his prior agreement, as described in the 2026 Annual Meeting Proxy Statement.

Change in Control Severance Policy
Effective as of January 1, 2027, the Company also amended its Change in Control Severance Protection Policy (the “CIC Severance Policy”), in which all employees of the Company who are not party to an individual employment agreement participate, including named executive officers Michael Caruso (SVP, Real Estate Operations) and Jennie O’Brien (SVP, Chief Accounting Officer). The CIC Severance Policy sets forth the Company’s policy on the provision of severance payments and benefits under specified “qualifying termination” conditions in connection with and following a Change in Control (as defined in the amended CIC Severance Policy). The terms and conditions of the amended CIC Severance Policy remain substantially consistent with those of the prior policy, as described in the 2026 Annual Meeting Proxy Statement, except that the applicable time period for the post-transaction portion of the “Change in Control Protection Period” was increased from 12 to 24 months for all participants, and the time periods of the “Severance Period” were increased to a minimum of 12 months for all participants, including an increase from 12 to 24 months for participants at the level of Senior Vice President.
The foregoing descriptions of the updates reflected in the Employment Agreement for each of Mr. Moragne, Mr. Albano and Mr. Fennell and the amended CIC Severance Policy are summaries and are qualified in their entirety by reference to the full terms of each Employment Agreement and the amended CIC Severance Policy, which are attached hereto as Exhibits 10.4, 10.5, 10.6, and 10.7, respectively, and are incorporated by reference herein.

(b) Not Applicable

(c) None of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
3.6
Second Amended and Restated Bylaws of Broadstone Net Lease, Inc., adopted March 23, 2020 (filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed March 25, 2020 and incorporated herein by reference)

4.1
Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Guarantee (filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.2
First Supplemental Indenture, dated as of September 15, 2021, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 10, 2021 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of September 26, 2025, among the Issuer, the Company and the Trustee, including the form of the Notes (filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed September 26, 2025 and incorporated herein by reference)

10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 28, 2026, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed July 29, 2026 and incorporated herein by reference)

10.2
Third Amendment to Term Loan Credit Agreement, dated as of July 28, 2026, by and among Broadstone Net Lease, LLC, Broadstone Net Lease, Inc., the lenders party thereto, and Regions Bank, as Administrative Agent (filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed July 29, 2026 and incorporated herein by reference)

10.3*	Director Compensation and Stock Ownership Policy, effective as of July 23, 2026
10.4*	Second Amended and Restated Employment Agreement, effective January 1, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and John D. Moragne
10.5*	Second Amended and Restated Employment Agreement, effective January 1, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Ryan M. Albano
10.6*	Employment Agreement, effective January 1, 2027, by and among Broadstone Net Lease, Inc., Broadstone Net Lease, LLC, Broadstone Employee Sub, LLC, and Kevin M. Fennell
10.7*	Broadstone Net Lease, Inc. Change in Control Severance Protection Policy
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

BROADSTONE NET LEASE, INC.

Date: October 28, 2026	/s/ John D. Moragne
John D. Moragne
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2026	/s/ Kevin M. Fennell
Kevin M. Fennell
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)